Form 10-Q
period 1993-12-31
TELXON CORP
filed 1994-02-14
CIK 352495

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q



         [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1993

                                       or

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to
                                         ------------   -----------

                       Commission file number   0-11402
                                               ---------

                                 TELXON CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE                              74-1666060
   -------------------------------       ------------------------------
   (State or Other Jurisdiction of        (I.R.S. Employer Identification
   Incorporation or Organization)         No.)


   3330 West Market Street, Akron, Ohio                        44333
   -----------------------------------------------------------------------
   (Address of Principal Executive Offices)                   (Zip Code)

   Registrant's Telephone Number, Including Area Code   (216) 867-3700
                                                      --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X .   No    .
                                               ---       ---
At December 31, 1993, there were 15,368,858 outstanding shares of the registrant's Common Stock, $.01 par value per share ("Common Stock").


                      TELXON CORPORATION AND SUBSIDIARIES
       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                                                               Page No.
                                                                                               --------
PART I.    FINANCIAL INFORMATION:

           Item 1:   Consolidated Financial Statements
                         Balance Sheet  . . . . . . . . . . . . . . . . . . . . . . . . . . .      3
                         Statement of Income  . . . . . . . . . . . . . . . . . . . . . . . .      4
                         Statement of Cash Flows  . . . . . . . . . . . . . . . . . . . . . .      5
                         Notes to Consolidated Financial Statements   . . . . . . . . . . . .     6-8

           Item 2:   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations  . . . . . . . . . . . . . . . . . .     9-12

PART II.   OTHER INFORMATION:

           Item 6:   Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . .      13


                        PART I.   FINANCIAL INFORMATION

                  ITEM 1:   CONSOLIDATED FINANCIAL STATEMENTS

                      TELXON CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)

                                                                             December 31,         March 31,
                                                                                 1993               1993
                                                                             ------------    -------------------
ASSETS                                                                        (Unaudited)
Current assets:
     Cash (including cash equivalents of $3,331
          and $21,962)  . . . . . . . . . . . . . . . . . . . . . . . . . .   $  8,638               $ 26,515
     Short-term investments   . . . . . . . . . . . . . . . . . . . . . . .        339                    645
     Accounts receivable, net of allowance for
          doubtful accounts of $1,567 and $2,689  . . . . . . . . . . . . .     55,519                 43,908
     Notes and other accounts receivable  . . . . . . . . . . . . . . . . .      2,051                  1,603
     Refundable income taxes  . . . . . . . . . . . . . . . . . . . . . . .      3,173                  4,803
     Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     70,047                 51,340
     Prepaid expenses and other   . . . . . . . . . . . . . . . . . . . . .      9,307                  9,132
                                                                              --------               --------
                 Total current assets   . . . . . . . . . . . . . . . . . .    149,074                137,946
     Property and equipment, net  . . . . . . . . . . . . . . . . . . . . .     38,949                 31,337
     Goodwill, net of amortization of $6,887 and
          $3,408  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21,455                 25,156
     Intangible and other assets, net   . . . . . . . . . . . . . . . . . .     12,304                 18,182
                                                                              --------               --------
                 Total  . . . . . . . . . . . . . . . . . . . . . . . . . .   $221,782               $212,621
                                                                              ========               ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable, bank  . . . . . . . . . . . . . . . . . . . . . . . . .   $  9,435               $     --
     Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . .     27,801                 16,650
     Capital lease obligations due within one
          year      . . . . . . . . . . . . . . . . . . . . . . . . . . . .        398                    679
     Income taxes payable   . . . . . . . . . . . . . . . . . . . . . . . .      3,597                  2,521
     Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .     28,037                 33,358
                                                                              --------               --------
                 Total current liabilities  . . . . . . . . . . . . . . . .     69,268                 53,208
     Capital lease obligations  . . . . . . . . . . . . . . . . . . . . . .        555                    196
     Convertible subordinated debentures  . . . . . . . . . . . . . . . . .     24,734                 24,734
     Other long-term liabilities  . . . . . . . . . . . . . . . . . . . . .      3,111                  6,264
                                                                              --------               --------
                 Total liabilities  . . . . . . . . . . . . . . . . . . . .     97,668                 84,402
                                                                              --------               --------
Stockholders' equity:
     Preferred Stock, $1.00 par value per share;
          500,000 shares authorized, none issued  . . . . . . . . . . . . .         --                     --
     Common Stock, $.01 par value per share;
          50,000,000 shares authorized, 15,368,858
          and 15,201,883 shares outstanding   . . . . . . . . . . . . . . .        154                    152
     Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . .     75,035                 73,370
     Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . .     53,920                 57,612
     Equity adjustment for foreign currency
          translation   . . . . . . . . . . . . . . . . . . . . . . . . . .     (3,205)                (2,115)
     Unearned compensation relating to restricted
          stock awards  . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,790)                  (800)
                                                                              --------               --------
                 Total stockholders' equity   . . . . . . . . . . . . . . .    124,114                128,219
                                                                              --------               --------
     Commitments and contingencies  . . . . . . . . . . . . . . . . . . . .         --                     --
                                                                              --------               --------
                 Total  . . . . . . . . . . . . . . . . . . . . . . . . . .   $221,782               $212,621
                                                                              ========               ========

The accompanying notes are an integral part of these consolidated financial statements.

                      TELXON CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
              (In thousands, except shares and per share amounts)
                                  (Unaudited)

                                                                 Three Months                          Nine Months
                                                               Ended December 31,                   Ended December 31,
                                                             1993             1992                 1993            1992
                                                            ------           ------               ------          ------
Revenues:
   Product revenues   . . . . . . . . . . . . .           $65,569           $38,075            $164,219          $152,113
   Customer service   . . . . . . . . . . . . .            11,399            10,835              32,375            30,589
                                                         --------          --------            --------          --------
         Total revenues . . . . . . . . . . . .            76,968            48,910             196,594           182,702
                                                         --------          --------            --------          --------

Costs and expenses:
   Cost of revenues   . . . . . . . . . . . . .            45,098            32,366             114,843           112,340
   Selling expenses   . . . . . . . . . . . . .            15,459            11,548              41,705            33,232
   Product development and
     engineering expenses . . . . . . . . . . .             7,265             4,191              19,346            11,805
   General and administrative
     expenses . . . . . . . . . . . . . . . . .             8,600            12,879              23,343            24,640
                                                         --------          --------            --------          --------
                                                           76,422            60,984             199,237           182,017
                                                         --------          --------            --------          --------
         Income(loss) from
            operations  . . . . . . . . . . . .               546           (12,074)             (2,643)              685

Interest income . . . . . . . . . . . . . . . .                99               499                 512             1,547
Interest expense  . . . . . . . . . . . . . . .              (564)             (543)             (1,640)           (1,647)
                                                         --------          --------            --------          --------

         Income (loss) before income
            taxes and cumulative
            effect of an accounting
            change  . . . . . . . . . . . . . .                81           (12,118)             (3,771)              585

Provision (benefit) for income
  taxes . . . . . . . . . . . . . . . . . . . .               698            (2,991)                (87)            1,836
                                                         --------          --------            --------          --------

         Loss before cumulative
           effect of an accounting
           change . . . . . . . . . . . . . . .              (617)           (9,127)             (3,684)           (1,251)

Cumulative effect of a change in
   accounting for income taxes  . . . . . . . .                --                --                  --              (439)
                                                         --------          --------            --------          --------
         Net loss . . . . . . . . . . . . . . .          $   (617)          $(9,127)           $ (3,684)         $ (1,690)
                                                        ==========       ==========          ==========        ==========

Earnings per common and common
   equivalent share:
     Loss before cumulative effect
       of an accounting change  . . . . . . . .            $ (.04)           $ (.63)             $ (.24)          $  (.09)
     Cumulative effect of a change
       in accounting for income
       taxes  . . . . . . . . . . . . . . . . .                --                --                  --              (.03)
                                                         --------          --------            --------          --------
         Net loss per share . . . . . . . . . .            $ (.04)           $ (.63)             $ (.24)          $  (.12)
                                                        ==========       ==========          ==========        ==========

Average number of common and common
   equivalent shares outstanding  . . . . . . .         15,417,000       14,557,000          15,377,000        14,572,000
                                                        ==========       ==========          ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      TELXON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                        Nine Months Ended December 31,
                                                                        -------------------------------
                                                                           1993                1992
                                                                        -----------         ----------
Cash flows from operating activities:
   Net loss   . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ (3,684)             $(1,690)

   Adjustments to reconcile net loss to net
    cash (used in) provided by operating
    activities:
       Depreciation and amortization  . . . . . . . . . . . . . . .       15,413               10,110
       Cumulative effect of an accounting
         change   . . . . . . . . . . . . . . . . . . . . . . . . .           --                  439
       Non-cash compensation related to
         restricted stock awards  . . . . . . . . . . . . . . . . .          592                  709
       Provision for doubtful accounts  . . . . . . . . . . . . . .          547                1,214
       Provision for inventory obsolescence   . . . . . . . . . . .        3,675                6,347
       Deferred income taxes  . . . . . . . . . . . . . . . . . . .          954                  (74)
       Other non-cash restructuring charges   . . . . . . . . . . .           --                2,431
       Loss on disposal of fixed assets   . . . . . . . . . . . . .          479                  151
       Changes in assets and liabilities:
         Accounts and notes receivable  . . . . . . . . . . . . . .      (12,784)               4,505
         Refundable income taxes  . . . . . . . . . . . . . . . . .        1,875               (4,598)
         Inventories  . . . . . . . . . . . . . . . . . . . . . . .      (23,524)              (6,861)
         Prepaid expenses and other   . . . . . . . . . . . . . . .         (644)               1,428
         Intangible and other assets  . . . . . . . . . . . . . . .        2,530               (1,162)
         Accounts payable and accrued
           liabilities  . . . . . . . . . . . . . . . . . . . . . .        8,992               (3,473)
         Income taxes payable   . . . . . . . . . . . . . . . . . .        1,076                1,624
         Other long-term liabilities  . . . . . . . . . . . . . . .       (1,350)                 112
                                                                        --------             --------
           Total adjustments  . . . . . . . . . . . . . . . . . . .       (2,171)              12,902
   Net cash (used in) provided by operating
     activities   . . . . . . . . . . . . . . . . . . . . . . . . .       (5,855)              11,212

Cash flows from investing activities:
   Proceeds from disposal of fixed assets   . . . . . . . . . . . .          750                   --
   Additions to property and equipment  . . . . . . . . . . . . . .      (16,414)              (9,133)
   Payments for, or related to, acquisitions  . . . . . . . . . . .       (4,996)             (10,126)
   Increase in notes receivable   . . . . . . . . . . . . . . . . .           --               (2,200)
   Purchase of contract rights  . . . . . . . . . . . . . . . . . .           --               (2,800)
   Short-term investments   . . . . . . . . . . . . . . . . . . . .          306               12,165
   Software investments   . . . . . . . . . . . . . . . . . . . . .         (126)                (111)
   Other      . . . . . . . . . . . . . . . . . . . . . . . . . . .         (295)                  --
                                                                        --------             --------
   Net cash used in investing activities  . . . . . . . . . . . . .      (20,775)             (12,205)

Cash flows from financing activities:
   Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . .        9,435                  728
   Principal payments on capital leases   . . . . . . . . . . . . .         (912)                (745)
   Proceeds from exercise of stock options
       (includes tax benefit) . . . . . . . . . . . . . . . . . . .           77                  734
                                                                        --------             --------
   Net cash provided by financing activities  . . . . . . . . . . .        8,600                  717

   Effect of exchange rate changes on cash  . . . . . . . . . . . .          153                1,056
                                                                        --------             --------
   Net (decrease) increase in cash and cash
       equivalents  . . . . . . . . . . . . . . . . . . . . . . . .      (17,877)                 780
   Cash and cash equivalents at beginning
       of period  . . . . . . . . . . . . . . . . . . . . . . . . .       26,515               17,374
                                                                        --------             --------
   Cash and cash equivalents at end of
       period   . . . . . . . . . . . . . . . . . . . . . . . . . .     $  8,638              $18,154
                                                                        ========             ========


The accompanying notes are an integral part of these consolidated financial statements.

                      TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.     Management Representation

       The consolidated financial statements of Telxon Corporation and its subsidiaries (the "Company") have been prepared without audit. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments and other non-recurring adjustments, necessary for a fair statement of results for the interim periods, have been made. The statements, which do not include all of the information and notes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the audited consolidated financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.

2.     Restatement and Reclassification

       Effective April 1, 1992, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". The nine months ended December 31, 1992 have been restated to reflect the cumulative effect adjustment of $439,000. Certain items in the 1992 financial statements have been reclassified to conform to the 1993 presentation.

3.     Earnings Per Share

       Computations of earnings per common and common equivalent share of common stock are based on the weighted average number of common shares outstanding during the period increased by the net shares issuable on the assumed exercise of stock options using the treasury stock method. Common stock purchase rights outstanding under the Company's stockholder rights plan, which potentially have a dilutive effect, have been excluded from the weighted common shares computation as preconditions to the exercisability of such rights were not satisfied.

4.     Inventories

       Inventories consisted of the following (in thousands):

                                                         December 31, 1993
                                                            (Unaudited)       March 31, 1993
                                                        -------------------   --------------
  Purchased components . . . . . . . . . . . . . . .         $36,982               $30,250
  Work-in-process. . . . . . . . . . . . . . . . . .          19,497                12,107
  Finished goods . . . . . . . . . . . . . . . . . .          13,568                 8,983
                                                             -------               -------
                                                             $70,047               $51,340
                                                             =======               =======

5.     Accrued Liabilities

       Accrued liabilities consisted of the following (in thousands):

                                                                 December 31, 1993
                                                                    (Unaudited)        March 31, 1993
                                                                ------------------    ----------------
       Current liability to former share-
           holders of acquired companies  . . . . . . . . . .        $   664              $ 3,541
       Accrued payroll and other employee
           compensation . . . . . . . . . . . . . . . . . . .          7,858               10,160
       Accrued commissions  . . . . . . . . . . . . . . . . .          1,693                1,522
       Accrued taxes other than payroll
           and income taxes . . . . . . . . . . . . . . . . .          2,560                1,930
       Deferred customer service revenues . . . . . . . . . .          7,585                7,545
       Other accrued liabilities  . . . . . . . . . . . . . .          7,677                8,660
                                                                     -------              -------
                                                                     $28,037              $33,358
                                                                     =======              =======



6.     Supplemental Cash Flow Information

                                                         Nine Months Ended December 31,
                                                             1993              1992
                                                            ------            ------
                                                                   (Unaudited)
                                                                  (In thousands)
       Cash paid during the period for:
          Interest                                        $2,139                     $2,021
          Income taxes                                     1,286                      2,958

       Capital lease additions or disposals are non-cash transactions and, accordingly, $990 and $163 have been excluded from property and equipment additions in the Statement of Cash Flows in 1993 and 1992, respectively.

7.     Litigation

       In December 1992, four class action suits were filed in the United States District Court, Northern District of Ohio, by certain alleged stockholders of the Company on behalf of themselves and purported classes consisting of Telxon stockholders, other than defendants and their affiliates, who purchased the Company's common stock between May 20, 1992 and January 19, 1993. The named defendants are the Company, former President and Chief Executive Officer Raymond D. Meyo, and current President, Chief Operating Officer and Chief Financial Officer Dan R. Wipff. On February 1, 1993, the Plaintiffs filed their Amended and Consolidated Class Action Complaint related to the four actions, alleging claims for fraud on the market and negligent misrepresentation, arising from alleged misrepresentations and omissions with respect to the Company's financial performance and prospects, and alleged trading activities of the named individual defendants. The Amended Complaint seeks certification of the purported class, unspecified compensatory damages, the imposition of a constructive trust on certain of the defendants' assets and other unspecified extraordinary equitable and/or injunctive relief, interest, attorneys' fees and costs. The defendants, including the Company, filed a Motion to Dismiss which was denied by the court on June 3, 1993. On April 16, 1993, Plaintiffs filed their Motion for Class Certification. The defendants, including the Company, filed their briefs in opposition to Class Certification on October 13, 1993. On December 17, 1993, the District Court certified the class, consisting of Telxon stockholders, other than defendants and their affiliates, who purchased Telxon common stock between May 20, 1992 and December 14, 1992. The defendants intend to vigorously defend these actions.

       On September 21, 1993, a derivative Complaint was filed in the Court of Chancery of the State of Delaware, in and for Newcastle County, by an alleged stockholder of Telxon derivatively on behalf of Telxon. The named defendants are the Company; Robert F. Meyerson, Chairman of the Board and Chief Executive Officer; Dan R. Wipff, President, Chief Operating Officer and Chief Financial Officer and director; Robert A. Goodman, Corporate Secretary and outside director; Norton W. Rose, outside director and Dr. Raj Reddy, outside director. The Complaint alleges breach of fiduciary duty to the Company and waste of the Company's assets in connection with certain transactions entered into by Telxon and compensation amounts paid by the Company. The Complaint seeks an accounting, injunction, rescission, attorneys' fees and costs. On November 12, 1993, Telxon and the individual director defendants filed a Motion to Dismiss. The Court has not ruled on that Motion to date. The defendants intend to vigorously defend this action.

       In the normal course of its operations, the Company is subject to performance under contracts, and has various legal actions pending. However, in management's opinion, any such outstanding matters have been reflected in the consolidated financial statements, are covered by insurance or would not have a material adverse effect on the Company's consolidated financial position.

8.     Short-Term Financing

       Effective October 20, 1993, the Company entered into a revolving credit, term loan and security agreement with a bank through March 31, 1996. The agreement calls for a credit limit of $25 million and bears interest at the bank's prime lending rate plus 1% or LIBOR plus 2.5%. Any loans will be secured by substantially all of the United States assets of the Company. The agreement contains restrictive covenants, certain of which require the Company to maintain specified levels of net worth and working capital and to meet certain current ratios, debt to net worth ratios, and fixed charge coverages At December 31, 1993, the Company had $9.4 million outstanding under this agreement and was in compliance with all restrictive covenants contained in the agreement.

TELXON CORPORATION AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         REVENUES

         Consolidated revenues for the quarter and nine months ended December 31, 1993 increased $28.1 million or 57.4% and $13.9 million or 7.6%, respectively, as compared to the same periods in the previous fiscal year. The acquisition of Itronix Corporation ("Itronix") in March, 1993 has contributed to these increases. Itronix product revenues totaled $7.0 million and $17.1 million for the quarter and nine months ended December 31, 1993, respectively. Product revenues for the quarter and nine months ended December 31, 1993 increased $27.5 million or 72.2% and $12.1 million or 8.0%, respectively, as compared to the same periods in the previous fiscal year. The product revenue increase for the quarter ended December 31, 1993, as compared with the same period in the previous fiscal year, was primarily due to an increase in Portable Tele-Transaction Computer ("PTC") unit volume of 81.3% offset by a decrease in the average selling price per unit of 5.0%. The product revenue increase for the nine months ended
         December 31, 1993 was due to a 4.1% increase in average selling price per unit and a 3.7% increase in average selling price per unit. The nine months ended December 31, 1992 included the shipment of a significant number of units to Wal-Mart Stores, Inc. ("Wal-Mart") to equip its stores with the Company's wireless spread spectrum systems including PTC model 960 units and shipments of low-end units to a single customer. Excluding Wal-Mart units and sales of low-end units to a single customer from the nine months ended December 31, 1992, PTC unit volume increased 35.0% and average price per unit decreased 2.6%.

         Consolidated revenues for the quarter ended December 31, 1993 included a small amount from new products. During the fourth quarter, the Company anticipates a larger contribution from new products. This trend is expected to continue in fiscal 1995.

         Customer service revenues for the quarter and nine months ended December 31, 1993 increased $.6 million or 5.2% and $1.8 million or 5.8%, respectively, as compared to the same periods in the previous fiscal year. This revenue growth was due to the growth in the installed base of the Company's products. The rate of customer service revenue growth has slowed as compared to prior years, reflecting an overall reduction of discretionary spending by customers for servicing of the PTC installed base.

         COSTS AND OPERATING EXPENSES

         Cost of revenues as a percentage of revenues for the quarter ended December 31, 1993 decreased to 58.6% from 66.2% for the same period in the previous fiscal year. Cost of revenues as a percentage of revenues for the nine months ended December 31, 1993 decreased to 58.4% from 61.5% for the same period in the previous fiscal year. The decrease in the cost percentage for the three months and nine months ended December 31, 1993 as compared with the same periods in the previous year is primarily the result of a $3.1 million charge recorded in the prior year, reflecting the write-down of used equipment inventory values, additional inventory reserves and underabsorbed overhead manufacturing expenses due to lower than expected volumes. No comparable charge was experienced in the current fiscal year. Additionally, the decrease in the cost percentage for the nine months ended December 31, 1993, as compared to the same period in the previous fiscal year, was due to significant shipments to a single large customer at lower than normal margins in the previous fiscal year.

         Selling expenses increased $3.9 million or 33.9% for the quarter ended December 31, 1993 as compared to the same period in the previous fiscal year. Selling expenses as a percentage of revenues for the quarter ended December 31, 1993 decreased to 20.1% from 23.6% for the same period in the previous fiscal year. Selling expenses increased $8.5 million or 25.5% for the nine months ended December 31, 1993 as compared to the same period in the previous fiscal year. Selling expenses for the nine months ended December 31, 1993 increased to 21.2% from 18.2% as a percentage of revenues for the same period in the previous fiscal year. The decrease in the expense percentage for the quarter as compared to the same period in the previous fiscal year is primarily due to the increased revenues for the quarter and the fixed nature of portions of the selling expenses. This was partially offset by additional expenses related to the acquisitions made in the fourth quarter of the previous fiscal year and expenses in the quarter ended December 31, 1993 relating to the initial formation of the Vertical Systems Group which will be selling in the healthcare, transportation, factory automation and financial services markets in the next fiscal year. The expenses relating to the Vertical Systems Group will continue to increase gradually over the next two quarters. Substantial increases in revenues in these new markets are not expected to occur until the third and fourth quarters of the next fiscal year. The increase in selling expenses for the nine months ended December 31, 1992, as compared with the same period in the previous year, was primarily due to increased selling and marketing efforts related to acquisitions made in the fourth quarter of fiscal 1993, continued emphasis on the retail market and increases in international marketing and selling expenses.

         Product development expenses for the quarter and nine months ended December 31, 1993 increased $3.1 million and $7.5 million or 73.3% and 63.9%, respectively, as compared to the same periods in the previous fiscal year. These increases are primarily attributable to research and development activities related to new product offerings.

         General and administrative expenses for the quarter and nine months ended December 31, 1993 decreased $4.3 million and $1.3 million or 33.2% and 5.3%, respectively, as compared to the same periods in the previous fiscal year. General and administrative expense as a percentage of revenues for the quarter and nine months ended December 31, 1993 decreased to 11.2% and 11.9% from 26.3% and 13.5%, respectively. These decreases are primarily attributable to unusual charges during the third quarter of the previous fiscal year aggregating $6.6 million which consisted of severance and consulting fees relating to the Company's former president and chief executive officer, restricted stock awards, additional legal and consulting fees, an increase in the bad debt provision relating to a single customer, and other non-recurring charges. No comparable charges were experienced in the current fiscal year. These decreases were partially offset by increased expenses related to acquisitions made in the fourth quarter of fiscal 1993.

         INCOME TAXES

         The Company's tax provision for the quarter ended December 31, 1993 was $.7 million and reflects income before taxes adjusted by nondeductible goodwill amortization of $1.2 million, the sum of which is multiplied by the United States statutory rate and increased by international rate differentials equal to $.1 million and other items aggregating $.2 million. The Company's tax provision for the nine months ended December 31, 1993 was $(.1) million and reflects loss before taxes adjusted by nondeductible goodwill amortization of $3.8 million, the sum of which is multiplied by the United States statutory rate and increased by international rate differentials equal to $.4 million and decreased by other items aggregating $.5 million. On August 10, 1993, the President signed into law the Omnibus Budget Reconciliation Act of 1993 which contains certain provisions covering the calculation of the corporate income tax liability. The impact of these income tax law changes on the Company's income tax provision will not have a significant effect.

         LIQUIDITY

         The Company had cash, cash equivalents and short-term investments of $9.0 million at December 31, 1993, as compared to $27.2 million at March 31, 1993. The current ratio was 2.2:1 and 2.6:1 at December 31, 1993 and March 31, 1993, respectively. This decrease was due to increases in both current assets and current liabilities as described below.

         Current assets increased by $11.1 million which was caused primarily by increases to inventories of $18.7 million and accounts receivable of $12.1 million offset by decreases in cash, cash equivalents and short-term investments of $18.1 million and refundable income taxes of $1.6 million. Although the Company has increased its investment in accounts receivable, days sales outstanding have decreased to 61 days at December 31, 1993 from 73 days at March 31, 1993, respectively.
         The Company has also increased its investment in inventories, particularly in purchased components and work-in-process. The increase in inventories related to purchased components for new products and higher expected production volumes for the remainder of the fiscal year. The increases in both accounts receivable and inventories are expected to continue throughout the remainder of the fiscal year due to increased revenues and new product offerings.

         Current liabilities increased by approximately $16.1 million which was caused primarily by increases in accounts payable of $11.2 million, notes payable, bank of $9.4 million and income taxes payable of $1.1 million. These were offset by decreases in accruals and current capital lease obligations aggregating $5.6 million. The increase in accounts payable is primarily due to increased purchases of inventories. The decrease in accrued liabilities reflects the payment of purchase obligations to former shareholders of acquired companies. The reduction in accrued payroll and other employee compensation reflects the payment of fiscal 1993 bonuses.

         Effective October 20, 1993, the Company entered into a revolving credit, term loan and security agreement with a bank for a term through March 31, 1996. The agreement calls for a credit line of $25 million on a secured basis. At December 31, 1993 the Company had $9.4 million outstanding under this agreement. The proceeds from these borrowings, during the quarter ended December 31, 1993, were used to fund working capital requirements, primarily increased investment in inventories and accounts receivable, as well as construction draws of $2.6 million for the new manufacturing facilities in Houston, Texas. Permanent mortgage financing is anticipated to be closed upon completion of the manufacturing and customer service complex. The Company anticipates the need for continued borrowings under the agreement. The Company believes that its existing resources, including internally generated funds and unused credit facilities, will be sufficient to meet working capital requirements for the next twelve months.

         CASH FLOWS FROM OPERATING ACTIVITIES

         Cash flows from operating activities were $(5.9) million and $11.2 million for the nine months ended December 31, 1993 and 1992, respectively. Cash flows for the nine months ended December 31, 1993 as compared with the same period in the previous year were negatively impacted by increases to the changes in accounts receivable of $17.3 million, inventories of $16.6 million and prepaids and other of $2.1 million. Other negative impacts included the absence of a non-cash restructuring charge of $2.4 million, a reduction in the provision for inventory obsolescence of $2.7 million, an increase to the net loss of $2.0 million, a decrease in other long-term liabilities of $1.5 million, and other of $1.8 million. These negative impacts were partially offset by an increase in the change in accounts payable of $12.5 million, an increase in the change in refundable income taxes of $6.5 million, increased depreciation and amortization of $5.3 million, an increase in the change in intangible assets and other of $3.7 million and other positive cash flow impacts of $1.3 million.

         CASH FLOWS FROM INVESTING ACTIVITIES

         Cash flows used in investing activities were $20.8 million and $12.2 million for the nine months ended December 31, 1993 and 1992, respectively. The primary reasons for the increased cash usage of $8.6 million were the increased utilization of short-term investments of $11.9 million in order to satisfy immediate cash and working capital requirements, increased investment in property and equipment of $7.3 million, and other of $.3 million. These uses were partially offset by decreased payments made for acquisitions of $5.1 million, the absence of payments for contract rights of $2.8 million, a decrease to notes receivable of $2.2 million and proceeds for the disposal of fixed assets of $.8 million.

         CASH FLOWS FROM FINANCING ACTIVITIES

         Cash flows provided by financing activities were $8.6 million and $.7 million for the nine months ended December 31, 1993 and 1992, respectively. The primary reason for the increased cash provided by financing activities was the increased borrowing of $8.7 million offset by decreased proceeds from the exercise of stock options of $.6 million and increased principal payments on capital leases of $.2 million.

                      TELXON CORPORATION AND SUBSIDIARIES

                          PART II - OTHER INFORMATION




ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

  (a)         Exhibits

       4.1 Portions of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year ended March 31, 1993) pertaining to the rights of holders of Registrant's Common Stock, par value $.01 per share.

       4.2 Form of Certificate for the Registrant's Common Stock, par value $.01 per share, incorporated herein by reference to Exhibit 4.2 to Registrant's Form 10-K filed for the year ended March 31, 1990.

       4.3 Form of Rights Agreement between Registrant and AmeriTrust Company National Association, as Rights Agent, dated as of August 25, 1987, incorporated herein by reference to Exhibit 2(c) to Amendment No. 1, dated May 21, 1992, to Registrant's Registration Statement on Form 8-A, filed December 19, 1983, with respect to Registrant's Common Stock.

              4.3.1 Form of Rights Certificate (included as Exhibit A to the Rights Agreement included as Exhibit 4.3 to the Annual Report on Form 10-K). Until the Distribution Date (as defined in the Rights Agreement), the Rights Agreement provides that the common stock purchase rights created thereunder are evidenced by the certificates for Registrant's Common Stock (the form of which is included as Exhibit 4.3 to this Annual Report on Form 10-K, which stock certificates are deemed also to be certificates for such common stock purchase rights) and not by separate Rights Certificates; as soon as practicable after the Distribution Date, Rights Certificates will be mailed to each holder of Registrant's Common Stock as of the close of business on the Distribution Date.

       4.4 Form of Indenture by and between the Registrant and AmeriTrust Company National Association, as Trustee, dated as of June 1, 1987, regarding Registrant's 7-1/2% Convertible Subordinated Debentures Due 2012, incorporated herein by reference to Exhibit
              4.2 to Registrant's Registration Statement on Form S-3, Registration No. 33-14348, filed May 18, 1987.

       4.4.1 Form of the Registrant's 7-1/2% Convertible Subordinated Debentures Due 2012 (set forth in the form of Indenture included as Exhibit 4.4 to this Quarterly Report on Form 10-Q).

10.1   Compensation and Benefits Plans of the Registrant.

       10.1.1 Amended and Restated Retirement and Uniform Matching Profit-Sharing Plan of the Registrant, effective May 31, 1990, incorporated herein by reference to Exhibit
                        10.5 to the Registrant's Form 10-K filed for the year ended March 31, 1990.

       10.1.2 1988 Stock Option Plan of Registrant incorporated herein by reference to Exhibit 19.i.1 to Registrant's Form 10-Q filed for the quarter ended September 30, 1988.

                        10.1.2.a Amendment, dated January 31, 1990, incorporated herein by reference to
                                   Exhibit 10.1 to Registrant's Form 10-Q
                                   filed for the quarter ended
                                   December 31, 1989.

       10.1.3 1990 Stock Option Plan of the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-K filed for the year ended March 31, 1993.

       10.1.4 1990 Stock Option Plan of the Registrant for non-employee directors, incorporated by reference to
                        Exhibit 10.1 to the Registrant's Form 10-K filed for the year ended March 31, 1993.

       10.1.5 Non-Qualified Stock Option Agreement between the Registrant and Dan R. Wipff, dated October 17, 1988, incorporated herein by reference to Exhibit 10.9 to Registrant's Form 10-K filed for year ended March 31, 1989.

       10.1.6 Non-Qualified Stock Option Agreement between the Registrant and Raj Reddy, dated as of October 17, 1988, incorporated herein by reference to Exhibit 10.13 to the Registrant's Form 10-K filed for the year ended March 31, 1989.

       10.1.7 Description of compensation arrangements between the Registrant and Robert F. Meyerson, an officer of Registrant, incorporated herein by reference to Exhibit
                        10.14 to Registrant's Form 10-K filed for the year ended March 31, 1990.

       10.1.8           Employment Agreement between the Registrant and Dan R.
                        Wipff, dated as of April 1, 1991, incorporated herein by reference to Exhibit 19.02 to Registrant's Form 10-Q filed for the quarter ended September 30, 1991.

       10.1.9 Consulting Agreement between the Registrant and Accipiter Corporation, dated March 6, 1992, incorporated herein by reference to Exhibit 10.17 to the Registrant's Form 10-K filed for the year ended March 31, 1992.

       10.1.10 Services and Non-Competition Agreement, dated as of January 18, 1993, among Accipiter Corporation, Robert
                        F. Meyerson and the Registrant, incorporated herein by reference to Exhibit 10.28 to the Registrant's Form 10-Q filed for the quarter ended December 31, 1992.

       10.1.11          Employment Agreement between the Registrant and John H.
                        Cribb dated April 1, 1990, incorporated herein by reference to Exhibit 10.27 to Registrant's Form 10-K filed for the year ended March 31, 1991.

                        10.1.11.a   Amendment Agreement, dated as of June 4,
                                    1992, incorporated herein by reference to
                                    Exhibit 10.20.a to the Registrant's Form
                                    10-K filed for the year ended March 31,
                                    1992.

       10.1.12 Severance and Settlement Agreement, dated as of December 23, 1992, between the Registrant and Raymond
                        D. Meyo, incorporated herein by reference to Exhibit
                        10.26 to the Registrant's Form 10-Q filed for the quarter ended December 31, 1992.

       10.1.13 Consulting Agreement, dated as of December 23, 1992, between the Registrant and Raymond D. Meyo, incorporated herein by reference to Exhibit 10.26 to the Registrant's Form 10-Q filed for the quarter ended December 31, 1992.

       10.1.14          Employment Agreement between the Registrant and D.
                        Michael Grimes, dated as of February 25, 1993, incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-K filed for the year ended March 31, 1993.

       10.1.15          Employment Agreement between the Registrant and William
                        J. Murphy, dated as of March 12, 1993, incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-K filed for the year ended March 31, 1993.

       10.1.16 Employment Agreement between Itronix Corporation, a wholly owned subsidiary of the Registrant, and Lawrence
                        L. Allman, dated as of April 1, 1993, incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-K filed for the year ended March 31, 1993.

       10.1.17 1992 Restricted Stock Plan of the Registrant, filed herewith.

                        10.1.17.a   Amendment, dated December 7, 1993, filed
                                    herewith.

10.2   Material Leases of the Registrant.

       10.2.1 Lease between Registrant and 3330 W. Market Properties, dated as of December 30, 1986, incorporated herein by reference to Exhibit No. 10.01 to Registrant's Form 10-K filed for the year ended March 31, 1987.

       10.2.2 Lease between Registrant and Southwest Business Properties, Inc., dated as of September 11, 1986, incorporated herein by reference to Exhibit No. 10.02 to Registrant's Form 10-K filed for the year ended March 31, 1987.

                        10.2.2.a Amendment Agreements dated as of May 4, 1993, incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 10-K filed for the year ended March 31, 1993.

       10.2.3 Lease between Itronix, a wholly-owned subsidiary of the Registrant, and Hutton Settlement, Inc., dated as of April 5, 1993, incorporated herein by reference to
                        Exhibit 10.2 to the Registrant's Form 10-K filed for the year ended March 31, 1993.

10.3   Credit Agreements of the Registrant.

       10.3.1 Revolving Credit, Term Loan and Security Agreement between the Registrant and the Bank of New York Commercial Credit Corporation dated as of October 20, 1993, incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q filed for the quarter ended September 30, 1993.

       10.4 Amended and Restated Agreement between the Registrant and Symbol Technologies, Inc., dated as of September 30, 1992, incorporated herein by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended March 31, 1993.

       10.5 Stock Purchase Agreement by and among the Registrant, Robert F. Meyerson and members of the Meyerson family dated as of March 18, 1992, incorporated herein by reference to Exhibit 10.22 to the Registrant's Form 10-K filed for the year ended March 31, 1992.

       10.6 Stock Purchase Agreement, dated December 31, 1992, among the Registrant, Robert F. Meyerson and certain members of Mr. Meyerson's family, incorporated herein by reference to Exhibit
              10.30 to the Registrant's Form 10-Q filed for the quarter ended December 31, 1992.

       10.7 Plan and Agreement of Merger, dated as of January 18, 1993, among the Registrant, WSACO, Inc. and Teletransaction Corp., incorporated herein by reference to Exhibit 10.29 to the Registrant's Form 10-Q filed for the quarter ended December 31, 1992.

                        10.7.1 Notice of Termination by WSACO, Inc., as contemplated by Section 5.7 of the Plan and Agreement of Merger, of Amended and Restated Consulting Agreement between Accipiter Corporation and Teletransaction Corp., incorporated herein by reference to
                                    Exhibit 10.7.1 to Registrant's Form 10-K for the year ended March 31, 1993.

       10.8 Asset Purchase Agreement between the Registrant and Retail Management Systems Corporation, dated as of April 3, 1992, incorporated herein by reference to Exhibit 10.23 to the Registrant's Form 10-K filed for the year ended March 31, 1992.

       10.9 Stock Purchase Agreement among the Registrant and the stockholders of Telesystems SLW Inc., dated as of April 10, 1992, relating to the acquisition of all the capital stock of Telesystems SLW Inc., incorporated herein by reference to Exhibit
              10.24 to Registrant's Form 10-K filed for the year ended March 31, 1992.

       10.10 Agreement of Merger among the Registrant, Itracquico Corporation and Itronix Corporation dated as of March 22, 1993, incorporated by reference to Exhibit 10.10 to Registrant's Form 10-K for the year ended March 31, 1993.

       10.11 Agreement for Sale and Licensing of Assets between AST Research, Inc. and PenRight! Corporation, a wholly-owned subsidiary of the Registrant, dated as of January 26, 1994, filed herewith.

       11.01 Computation of Common Shares outstanding and earnings per share, filed herewith.

       (b) No Current Report on Form 8-K was filed by Registrant during the fiscal quarter ended December 31, 1993 for which this Quarterly Report on Form 10-Q is filed.

                      TELXON CORPORATION AND SUBSIDIARIES

                                   SIGNATURE





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date:   February 11, 1994





                                       TELXON CORPORATION
                                       ------------------
                                            (Registrant)



                                       /s/ Dan R. Wipff
                                       --------------------------------
                                           Dan R. Wipff

                                       President, Chief Operating Officer and
                                       Chief Financial Officer

                               TELXON CORPORATION

                                  EXHIBITS TO

                                   FORM 10-Q

                    FOR THE QUARTER ENDED DECEMBER 31, 1993

                               INDEX TO EXHIBITS

Page
- -----
*        4.1     Portions of the Restated Certificate of Incorporation of the
                 Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year ended
                 March 31, 1993) pertaining to the rights of holders of Registrant's Common Stock, par value $.01 per share.

*        4.2     Form of Certificate for the Registrant's Common Stock, par
                 value $.01 per share, incorporated herein by reference to
                 Exhibit 4.2 to Registrant's Form 10-K filed for the year ended
                 March 31, 1990.

*        4.3     Form of Rights Agreement between the Registrant and AmeriTrust
                 Company National Association, as Rights Agent, dated as of
                 August 25, 1987, incorporated herein by reference to Exhibit
                 2(c) to Amendment No. 1, dated May 21, 1992, to Registrant's
                 Registration Statement on Form 8-A, filed December 19, 1983, with respect to Registrant's Common Stock.

*                4.3.1    Form of Rights Certificate (included as Exhibit A to
                          the Rights Agreement included as Exhibit 4.3 to the Annual Report on Form 10-K). Until the Distribution
                          Date (as defined in the Rights Agreement), the Rights
                          Agreement provides that the common stock purchase rights created thereunder are evidenced by the certificates for Registrant's Common Stock (the form of which is included as Exhibit 4.3 to this Annual
                          Report on Form 10-K, which stock certificates are deemed also to be certificates for such common stock purchase rights) and not by separate Rights
                          Certificates; as soon as practicable after the Distribution Date, Rights Certificates will be mailed to each holder of Registrant's Common Stock as of the close of business on the Distribution Date.

*        4.4     Form of Indenture by and between the Registrant and AmeriTrust
                 Company National Association, as Trustee, dated as of June 1,
                 1987, regarding Registrant's 7-1/2% Convertible Subordinated
                 Debentures Due 2012, incorporated herein by reference to
                 Exhibit 4.2 to Registrant's Registration Statement on Form
                 S-3, Registration No. 33-14348, filed May 18, 1987.

*                4.4.1    Form of the Registrant's 7-1/2% Convertible
                          Subordinated Debentures Due 2012 (set forth in the form of Indenture included as Exhibit 4.4 to this Quarterly Report on Form 10-Q).

*        10.1    Compensation and Benefits Plans of the Registrant.

Page
- ----
*        10.1.1  Amended and Restated Retirement and Uniform Matching
                 Profit-Sharing Plan of Registrant, effective May 31, 1990, incorporated herein by reference to Exhibit 10.5 to Registrant's Form 10-K filed for the year ended March 31, 1990.

*        10.1.2  1988 Stock Option Plan of the Registrant incorporated herein by reference to Exhibit 19.i.1 to the Registrant's Form 10-Q filed for the quarter ended September 30, 1988.

*                10.1.2.a         Amendment, dated January 31, 1990,
                                  incorporated herein by reference to Exhibit
                                  10.1 to Registrant's Form 10-Q filed for the quarter ended December 31, 1989.

*        10.1.3  1990 Stock Option Plan of the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-K filed for the year ended March 31, 1993.

*        10.1.4  1990 Stock Option Plan of the Registrant for non-employee directors, incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-K filed for the year ended March 31, 1993.

*        10.1.5  Non-Qualified Stock Option Agreement between the Registrant and Dan R. Wipff, dated October 17, 1988, incorporated herein by reference to Exhibit 10.9 to Registrant's Form 10-K filed for year ended March 31, 1989.

*        10.1.6  Non-Qualified Stock Option Agreement between the Registrant and Raj Reddy, dated as of October 17, 1988, incorporated herein by reference to Exhibit 10.13 to the Registrant's Form 10-K filed for the year ended March 31, 1989.

*        10.1.7  Description of compensation arrangements between the
                 Registrant and Robert F. Meyerson, an officer of Registrant, incorporated herein by reference to Exhibit 10.14 to Registrant's Form 10-K filed for the year ended March 31, 1990.

*        10.1.8  Employment Agreement between the Registrant and Dan R. Wipff, dated as of April 1, 1991, incorporated herein by reference to
                 Exhibit 19.02 to Registrant's Form 10-Q filed for the quarter ended September 30, 1991.

Page
- ----
*        10.1.9  Consulting Agreement between the Registrant and Accipiter
                 Corporation, dated March 6, 1992, incorporated herein by reference to Exhibit 10.17 to the Registrant's Form 10-K filed for the year ended March 31, 1992.

*        10.1.10 Services and Non-Competition Agreement, dated as of January
                 18, 1993, among Accipiter Corporation, Robert F. Meyerson and the Registrant, incorporated herein by reference to Exhibit
                 10.28 to the Registrant's Form 10-Q filed for the quarter ended December 31, 1992.

*        10.1.11 Employment Agreement between the Registrant and John H. Cribb dated April 1, 1990, incorporated herein by reference to
                 Exhibit 10.27 to Registrant's Form 10-K filed for the year ended March 31, 1991.

*                10.1.11.a        Amendment Agreement, dated as of June 4,
                                  1992, incorporated herein by reference to
                                  Exhibit 10.20.a to the Registrant's Form 10-K filed for the year ended March 31, 1992.

*        10.1.12 Severance and Settlement Agreement, dated as of December 23,
                 1992, between the Registrant and Raymond D. Meyo, incorporated herein by reference to Exhibit 10.25 of the Registrant's Form 10-Q filed for the quarter ended December 31, 1992.

*        10.1.13 Consulting Agreement, dated as of December 23, 1992, between the Registrant and Raymond D. Meyo, incorporated herein by reference to Exhibit 10.26 to the Registrant's Form 10-Q filed for the quarter ended December 31, 1992.

*        10.1.14 Employment Agreement between the Registrant and D. Michael
                 Grimes, dated as of February 25, 1993, incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-K filed for the year ended March 31, 1993.

*        10.1.15 Employment Agreement between the Registrant and William J.
                 Murphy, dated as of March 12, 1993, incorporated herein by reference to Exhibit 10.01 to the registrant's Form 10-K filed for the year ended March 31, 1993.

*        10.1.16 Employment Agreement between Itronix Corporation, a wholly owned subsidiary of the Registrant, and Lawrence L. Allman, dated as of April 1, 1993, incorporated herein by reference to
                 Exhibit 10.1 to the Registrant's Form 10-K filed for the year ended March 31, 1993.

25       10.1.17 1992 Restricted Stock Plan of the Registrant, filed herewith.

Page
- ----

33                        10.1.17.a        Amendment, dated December 7, 1993,
                                           filed herewith.

*        10.2    Material Leases of the Registrant.

*                10.2.1   Lease between Registrant and 3330 W. Market
                          Properties, dated as of December 30, 1986, incorporated herein by reference to Exhibit No. 10.01 to Registrant's Form 10-K filed for the year ended
                          March 31, 1987.

*                10.2.2   Lease between Registrant and Southwest Business
                          Properties, Inc., dated as of September 11, 1986, incorporated herein by reference to Exhibit No. 10.02 to Registrant's Form 10-K filed for the year ended
                          March 31, 1987.

*                         10.2.2.a         Amendment Agreements dated as of May
                                           4, 1993, filed herewith.

*                10.2.3   Lease between Itronix, a wholly-owned subsidiary of
                          the Registrant, and Hutton Settlement, Inc., dated as of April 5, 1993, incorporated herein by reference to
                          Exhibit 10.2 to the Registrant's Form 10-K filed for the year ended March 31, 1993.

*        10.3    Credit Agreements of the Registrant.

*                10.3.1   Revolving Credit, Term Loan and Security Agreement
                          between the Registrant and the Bank of New York
                          Commercial Credit Corporation dated as of October 20,
                          1993, incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q filed for the quarter ended September 30, 1993.

*        10.4    Amended and Restated Agreement between the Registrant and
                 Symbol Technologies, Inc., dated as of September 30, 1992, incorporated herein by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended March 31, 1993.

*        10.5    Stock Purchase Agreement by and among the Registrant, Robert
                 F. Meyerson and members of the Meyerson family dated as of March 18, 1992, incorporated herein by reference to Exhibit
                 10.22 to the Registrant's Form 10-K filed for the year ended
                 March 31, 1992.

*        10.6    Stock Purchase Agreement, dated December 31, 1992, among the
                 Registrant, Robert F. Meyerson and certain members of Mr.
                 Meyerson's family, incorporated herein by reference to Exhibit
                 10.30 to the Registrant's Form 10-Q filed for the quarter ended December 31, 1992.

Page


*        10.7    Plan and Agreement of Merger, dated as of January 18, 1993, among the Registrant, WSACO, Inc. and Teletransaction Corp., incorporated herein by reference to Exhibit 10.29 to the Registrant's Form 10-Q filed for the quarter ended December
                 31, 1992.

*                10.7.1   Notice of Termination by WSACO, Inc., as contemplated
                          by Section 5.7 of the Plan and Agreement of Merger, of Amended and Restated Consulting Agreement between
                          Accipiter Corporation and Teletransaction Corp., incorporated herein by reference to Exhibit 10.7.1 to Registrant's Form 10-K for the year ended March 31,
                          1993.

*        10.8    Asset Purchase Agreement between the Registrant and Retail
                 Management Systems Corporation, dated as of April 3, 1992, incorporated herein by reference to Exhibit 10.23 to the Registrant's Form 10-K filed for the year ended March 31, 1992.

*        10.9    Stock Purchase Agreement among the Registrant and the
                 stockholders of Telesystems SLW Inc., dated as of April 10, 1992, relating to the acquisition of all the capital stock of Telesystems SLW Inc., incorporated herein by reference to
                 Exhibit 10.24 to Registrant's Form 10-K filed for the year ended March 31, 1992.

*        10.10   Agreement of Merger among the Registrant, Itracquico
                 Corporation and Itronix Corporation dated as of March 22,
                 1993, incorporated by reference to Exhibit 10.10 to Registrant's Form 10-K for the year ended March 31, 1993.

35       10.11   Agreement for Sale and Licensing of Assets between AST
                 Research, Inc. and PenRight! Corporation, a wholly-owned subsidiary of the Registrant, dated as of January 26, 1994, filed herewith.

47       11.01   Computation of Common Shares outstanding and earnings per
                 share, filed herewith.

___________________________________________

* Previously filed.