Form 10-K
period 1994-03-31
TELXON CORP
filed 1994-06-29
CIK 352495

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K

      [ X ]         ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1994

                                       OR

      [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             for the transition period from __________to __________

                         Commission file number 0-11402

                               TELXON CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                           74-1666060
       (State or other jurisdiction of     (I.R.S. employer identification no.)
         incorporation or organization)

3330 West Market Street, Akron, Ohio                        44333
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (216) 867-3700

Securities registered pursuant               Name of each exchange
to Section 12(b) of the Act:                  on which registered:
            None                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                                (Title of class)

              7-1/2% Convertible Subordinated Debentures Due 2012
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [  X  ].   No  [    ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [    ].

The aggregate market value of registrant s Common Stock held by non-affiliates as of May 31, 1994, based on the last reported sales price of the Common Stock as reported on NASDAQ/NMS for such date, was $183,309,268.

At May 31, 1994, there were 15,412,566 outstanding shares of the registrant's Common Stock.

                      Documents Incorporated by Reference

The registrant's definitive proxy statement for its 1994 Annual Meeting of Stockholders to be held on August 19, 1994, which the registrant intends to file with the Securities and Exchange Commission within 120 days of the close of its fiscal year ended March 31, 1994, is incorporated by reference in Part III of this Annual Report on Form 10-K from the date of filing such
document.                     Page 1 of _____ Pages
                       Exhibit Index Appears on Page __63

                                     PART I


ITEM 1. BUSINESS


GENERAL


Description of Company's Business

Telxon Corporation ("Telxon" or the "Company") designs, develops, manufactures, integrates, markets, and sells portable, batch and wireless, tele-transaction computers and systems. Telxon integrates its portable tele-transaction computers ("PTCs") with wired and wireless Local Area Networks ("LAN") and links these networks to customers' specific enterprise networks.

Products, systems and services are marketed through a global sales and technical services operation to the retail, industrial, transportation, logistics, insurance, financial, healthcare and other vertical markets.

Historical Overview

The Company was incorporated in 1969 in Delaware as "Electronic Laboratories, Inc.", as the successor to a business established in Texas in 1967. The Company's name was changed to "Telxon Corporation" in 1974.

Telxon completed its initial public offering of 1,600,000 shares in July 1983, a secondary offering of 1,150,000 shares in July 1985, and in June 1987, a $46 million 7-1/2% Convertible Subordinated Debenture due 2012. The Company re-purchased $21.3 million of the debentures as of March 31, 1994.

Since the early 1970s, Telxon has developed and marketed portable handheld terminals to retailers and wholesalers in the grocery, drug and hardware industries. These terminals were used for order entry and inventory applications. Demand for handheld devices expanded as bar code identification systems were adopted by these and other industries, and as the need for timely, accurate information became more important to reducing costs, improving productivity and enhancing customer service. As new generations of products and applications evolved, Telxon became a leading provider of PTCs and PTC wireless networks to these three major retail and wholesale industries.

Commercial demand over the past five years has been driving the use of portable and wireless tele-transaction computers and systems to other retail industries including mass merchandisers, department stores and specialty store chains.

Telxon systems are also being used and/or evaluated in a wide variety of other industries, including manufacturing, transportation, logistics, healthcare, finance, insurance, and mobile field repair.

Three Year Strategic Plan Effective April 1, 1993.

During the first quarter of fiscal 1994, management initiated a three-year strategic plan to position the Company for expanding its current markets and penetrating new markets through a revitalized global sales organization, new vertical systems groups and new products and technology.

This plan incorporates five basic elements:

I.       Global Sales, Marketing and Technical Service Operation
II.      Vertical Systems Group
III.     Technical Subsidiaries Group
IV.      Advanced Research and Product Development
V.       Telxon Manufacturing and Product Maintenance

These five elements are designed to drive the Company's sales and profits while general and administration functions are available as shared resources.


I. GLOBAL SALES, MARKETING AND TECHNICAL SERVICES

Global Sales, Marketing and Technical Services includes three divisions:

- -        North American Division

         The North American Division is responsible for the sales and profits of all Telxon products, systems and services in the United States and Canada. In fiscal 1994, North American sales increased 29%, and 89% in the fourth quarter of fiscal 1994 compared to the same period in the prior year. The North American Division sells direct through its own sales force as well as through selected value added resellers ("VARs"), system integrators, original equipment manufacturers ("OEMs") and strategic partners.

         Wal-Mart Stores, Inc., Telxon's largest customer, accounted for 11% of total revenues in fiscal 1994. No other customer accounted for 10% or more of the Company's total revenues in fiscal 1994.

- -        International Division

         The International Division is responsible for the sales and profits of all Telxon products, systems and services outside of the United States and Canada. In fiscal 1994, International Division sales increased 11%, and 50% in the fourth quarter of fiscal 1994 compared to the same period in the prior year. The International Division sells direct through its own sales force as well as through selected distributors, VARs, system integrators, OEMs and strategic partners.

         The International Division subsidiaries are located in Australia, Belgium, France, Germany, Italy, Japan, Spain, and the United Kingdom, and through distributors in Africa, Asia, Europe, Mexico, the Middle East and South America. Distributor support offices are located in Belgium, Brazil, and Singapore. (For more information regarding geographical segments and revenues from the Company's International Division, see Note 12 to the consolidated financial statements and
         Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION.").

- --       Global Technical Services Division

         The Global Technical Services Division is responsible for developing and integrating PTC products, application systems, wireless PTC networks and system integration services for the North American and International Divisions.

        The Global Technical Services Division provides customer specific products and solutions, which integrate the Company's Gateway Connectivity System(TM) ("GCS(TM)") technology with PTCs and the customer's host interface. This Division performs site surveys, utilizes protocol software for host connectivity, and implements user applications.


II. VERTICAL SYSTEMS GROUP

The Vertical Systems Group ("VSG"), composed of five industry-specific marketing groups, partners with Telxon's Global Sales, Marketing and Technical Services, VARs and system integrators to provide industry specific solutions for customers in each vertical industry.

- -        The Retail Technology Group

         The Retail Technology Group ("RTG") was formed in January 1993 to focus on serving customers in the retail industry. RTG serves the needs of department store, grocery, mass merchandiser, drug store, hardware and specialty chains.

         Traditionally, Telxon's market focus has been on the retail industry. From its original base of batch, hand-held terminals (for order entry and inventory), Telxon has become a leading provider of in-store portable automation systems linking the Company's PTCs with in-store processors and point-of-sale ("POS") systems via the Company's wireless technology. Applications involving real-time communications include shelf auditing, direct store delivery, and POS transactions.

- -        The Industrial Technology Group

         The Industrial Technology Group serves the manufacturing, warehousing, and distribution markets. Telxon's portable industrial systems consist of handheld or vehicle mounted PTCs which communicate in real time via spread spectrum and/or narrowband wireless data communications. A variety of connectivity options enable migration paths to various host interfaces, such as IBM(R) SNA and Unix(R). The Industrial Technology Group's systems support the following applications: shipping, receiving, inventory management, work order processing, and quality control.



         - Gateway Connectivity System and GCS are trademarks of Telxon Corporation.

         -       IBM is a registered trademark of International Business
                 Machines, Inc.

         - UNIX is a registered trademark of Unix Systems Laboratories, Inc.

- -        The Logistics and Transportation Technology Group

         The Logistics and Transportation Technology Group markets the Company's PTC and wireless network solutions to the materials management and transport industry. Industry segments include warehousing and logistics, air passenger, air cargo, couriers, motor carriers, railroads, and water carriers.

         The Company integrates its handheld, pen-based, cradle, and wireless LANs and Wide Area Network ("WAN") technologies to automate applications including package tracking, fleet management, payload management, inspection, and work order processing.

- -        The Healthcare Technology Group

         The Healthcare Technology Group serves healthcare institutions, VARs and integrators which are searching for opportunities to reduce costs while improving the quality of patient care. The Company integrates its pen-based PTC technology and wireless communication technology to enhance hospital information networks and home healthcare data transfers. Existing hospital software and computer systems can be linked to Telxon PTCs. The Healthcare Technology Group targets hospital and home healthcare clinicians to use their systems for admitting, billing, charting, electronic patient record updating, and point-of-care services.

- -        The Insurance and Financial Services Group

         The Insurance and Financial Services Group was recently formed to provide the Company's pen-based and wireless communications solutions for insurance and financial service firms. The Company's pen-based and Wide Area Radio Network ("WARN") radio systems solutions currently target insurance applications including premium audit inspection, property valuation, and insurance claims management.

The Company's primary market segment has long been the retail industry, which represents over 55% of current revenues. The Company's future growth will depend in part on the ability of VSG to successfully penetrate new markets.


III. THE TECHNICAL SUBSIDIARIES GROUP

In the third quarter of fiscal 1993, the Company began a program to accelerate advanced research, technology and product development by forming or purchasing new product and technology companies that were driven through entrepreneurial innovation and leadership. The Company also increased its investment in its own research and product development operations. The following products and technologies were identified to meet the Company's goals through this program:

         -       Ruggedized wide area radio PTCs

         -       Wireless pen-based workslates

         -       Advanced character recognition software

         - Advanced 2D bar code encoding and autodiscriminating decode software

         - Advanced 902 MHz and 2.4 GHz spread spectrum radios and wireless networks

         -       Advanced CPU and ASIC design

         -       Advanced speech recognition

The Technical Subsidiaries Groups have been structured to work together with the shared corporate resources of the Advanced Research and Product Development Group to design, develop and produce leading-edge technology products for the future. The companies acquired or formed through this program are detailed below.

Itronix(R) Corporation

In March 1993, the Company acquired Itronix Corporation ("Itronix") of Spokane, Washington. Itronix designs, develops, manufactures, and markets ruggedized, portable microcomputers designed for mobile, telecommunications workers and field service technicians.

Itronix products are environmentally sealed, protecting them against the effects of water, shock, temperature extremes, dust, and rough handling. WARN technology is integrated with the ruggedized, mobile terminals to provide data transfer over long distances and open spaces via third party WANS.

PenRight! Corporation

In February 1994, the Company acquired PenRight! Corporation ("PenRight!") of Fremont, California. PenRight! is a leading developer of pen-based character recognition software. PenRight!'s Pro(R) software acts as a DOS based software development tool which can be utilized to create pen-based applications in Microsoft "C." PenRight!'s Pro(R) software supports ten international languages. The Company is developing a new version to support 486 platforms and Pen for Windows(R).

Teletransaction(TM), Inc.

In February 1993, the Company acquired Teletransaction, Inc.
("Teletransaction") of Akron, Ohio. Teletransaction is a developer of advanced pen and touch-screen, wireless, mobile workslates for vertical markets, including:

         -       Retail

         -       Industrial

         -       Logistics and transportation

         -       Healthcare

         -       Insurance and financial services



- -        Itronix is a registered trademark of Itronix Corporation.

- -        PenRight! Pro is a registered trademark of PenRight! Corporation.

- -        Pen for Windows is a registered trademark of Microsoft Corporation.

- -        Teletransaction is a trademark of Teletransaction, Inc.

Metanetics Corporation

Metanetics Corporation ("Metanetics(TM)") was formed in January 1994 in Fort Myers, Florida, in part from the acquisition of Metamedia Corporation of Port Jefferson, New York.

Metanetics develops 2D bar code encoding and autodiscriminating decode software.

AIRONET Wireless Communications, Inc.

In January 1994, the Company formed AIRONET Wireless Communications, Inc. ("AIRONET(TM)") of Akron, Ohio to continue development and marketing of wireless LAN and WAN systems. AIRONET was formed from one subsidiary company and two units of the Company:

- -        Telesystems SLW, Inc. --  a designer and manufacturer of wireless spread spectrum LAN radios that was purchased by Telxon in 1992.

- -        Telxon's Radio and Wireless Network Engineering Group --  designers of advanced spread spectrum technology radios and network software.

- -        Telxon's RF Software Engineering Group -- advanced software designers of universal wireless connectivity systems for integration to other computer manufacturers' networks.

AIRONET developed one of the first commercial applications for spread spectrum radio technology and currently designs and develops universal modular LAN and WAN radio products and networks which it sells to Telxon, VARs and OEMs. In addition, AIRONET acquired the FieldNet(R) product line, which simplifies the development and deployment of PC, PTC or workslate applications incorporating WARN connectivity.

Telxon's future growth will depend in part on the success of the Worldwide Sales, Marketing and Technical Services Group, Vertical Systems Group and Technical Subsidiaries Group.


IV.  ADVANCED RESEARCH AND PRODUCT DEVELOPMENT

The Company's advanced research focuses on advanced hardware, software, and firmware designs that utilize Telxon proprietary ASIC (Application Specific Integrated Circuits) chips. The Company's product development strategy is to enhance the functionality and improve the price and performance of its hardware and software, and to improve the packaging of its PTC systems to address the specific requirements of target market areas. Products and systems are designed for modularity and the ability to upgrade, where possible.

- -        Metanetics is a trademark of Metanetics Corporation.

- -        AIRONET is a trademark of AIRONET Wireless Communications, Inc.

- -        FieldNet is a registered trademark of AIRONET Wireless Communications,
         Inc.

During fiscal 1994, 1993, and 1992, the Company spent approximately $29.1 million, $17.8 million and $12.1 million, respectively, for Company-sponsored research, development and engineering. For further discussion, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Operating Expenses."


V. TELXON MANUFACTURING AND PRODUCT MAINTENANCE

 -     Manufacturing Operations

       Manufacturing operations consist of assembling, testing and the quality assurance of components, sub-assemblies and finished products. The Company's products are built and configured to customer specifications for various memory sizes, packaging, peripherals, keyboards and displays.

       In May 1994, Manufacturing Operations were consolidated into a newly constructed 116,000 square foot facility. The facility provides a more efficient plant layout and an opportunity for expansion of manufacturing capacity in the future.

       All component parts in the Company's products are purchased from outside sources. All packaging, custom-integrated circuits, keyboards and printed circuit boards are produced to the Company's specifications. A number of peripheral products, including wands, laser scanners, controllers and receivers, are purchased as completed assemblies and attached to and staged with the Telxon products before delivery. Some products are produced by outside contract manufacturers.

       In fiscal 1994, Telxon's International Procurement Office ("IPO") in Singapore completed its third year of operation, presenting the Company with an overall cost reduction in material procured in the Far East, inclusive of incremental freight and tariffs. As more commodities are procured by the IPO staff, continued cost savings are expected.

 -     Product Maintenance Operations

       The Company provides maintenance and repair services for Telxon customers from its recently constructed National Service Center in Houston, Texas. The Company also services various third party products, including personal computers, printers and communication devices.

       The Company also maintains a number of customer specific service depots to provide service to users with large concentrations of Telxon products. The Company offers a broad array of repair services and maintenance agreements ranging from time and material charges to sophisticated plans, such as the "just in time" program that offers spare Telxon equipment supplied on site to the customer, virtually eliminating any system downtime.

PRODUCTS AND SYSTEMS

Handheld PTCs

The Company has developed a line of handheld PTCs, which range from low-end batch terminals to highly integrated PTCs using laser bar code readers and spread spectrum radios. The current products in this group include: Telxon PTC 600, 610, 710, 860, 910, 912, 921, 960 and Itronix 3400.

Workslate and Other PTC Products

The Company has developed a line of pen-based and touch-screen workslate PTCs through Teletransaction. These products include the PTC 1140 and PTC 1180.
The Telxon PTC 860IM fork lift truck mount, the POS-5000 portable point-of-sale terminal, the AMT-925 arm mounted terminal, and the Itronix T-5000 are also included in this group.

Wireless Products, Network Systems and Software

Through AIRONET, the Company has developed a series of spread spectrum data radios, repeaters, routers and bridges. The current products use the 902 MHz or 2.4 GHz frequency bands at data rates ranging from 232Kbps up to 2Mbps. These radio products are integrated with Telxon's Microcellular Architecture ("TMA") software to create wireless LANs, or with FieldNet wireless network software to build universal wireless networks that incorporate WARN connections.

Telxon's universal wireless networks interface seamlessly with other manufacturers' communication networks.

The Company also makes a line of base station and client/server card transceivers through its GCS series that interface portable wireless products with a client/server or mainframe. These products include the GCS 1000 and 2000.

Wireless Data Communications

Telxon provides wireless data communication products for mobile, distributed data processing application systems. The Company uses industry standard "open" system protocols to provide connectivity across a wide range of host computer systems including SNA and TCP/IP.

The Company offers customers optional built-in acoustic couplers or integrated modems that allow data transmission from remote telecommunication locations into a host computer and client servers.

The Company's PTCs can be equipped with radios to transfer programs or data to and from other computers or peripheral devices while remaining mobile. The four types of available radio are (1) spread spectrum, (2) wide area, (3) micro radios, and (4) narrow band FM radios.

Telxon's DataSpan 2000 System(TM) provides 902MHz and 2.4GHz spread spectrum radio technology for fast, robust wireless data communications. Spread spectrum technology and the Company's GCS are used to create a wireless interface between Telxon PTCs and the customers' host computers. The Company's spread spectrum radios are designed to fit into Telxon's PTCs and a variety of personal computers (PCs) and client servers.

Mobile, wireless communication is provided using Telxon's Microcellular Architecture ("TMA"). The DataSpan 2000 System has one or more radio cells which support an area of coverage. The TMA system allows PTCs to move from cell to cell while maintaining a wireless connection to the host computer. The system can be expanded to provide more cells and greater coverage to over 4 million square feet.

The Company has been granted a number of patents for its spread spectrum technology and was the first company in the wireless industry to receive the United States' FCC and Canada's Department of Communication approval for its spread spectrum radios.

The Company markets the wireless LAN product line worldwide through AIRONET.

The Company announced a wireless network communication development alliance with IBM's AS/400 Division in May 1994. The alliance advances the joint development, marketing, and sales of technology, products, and solutions by the two companies.

Through Itronix and Teletransaction, third party wide area network radios are integrated with PTCs via the ARDIS(R) or RAM(R) mobile data networks. Accessing the ARDIS or RAM wireless wide area packet data networks is accomplished by integrating third party radio modem boards into the Company's PTCs.

"Micro radios" are small, low-power FM radios designed and manufactured by the Company and integrated into Telxon PTCs and peripherals to provide cable-free data communications between system components.

Narrow band FM radios from major manufacturers have been provided by Telxon since 1984. These radios operate in the 450 Mhz band and require site licensing.

Peripherals

The Company integrates a variety of peripheral products into or with its regular product line. They include: laser bar code readers (internal and external), modular printers (24, 40 and 80 columns), chargers, cradles, modems, and RS232 interfaces. Many of these products or components of products are purchased from outside vendors.

Software Products

The Company develops, through its subsidiaries, PenRight! and Metanetics, advanced character recognition software and advanced 2D bar code encoding and autodiscriminating decode software.

- ----------------------

- -        DATASPAN 2000 is a trademark of Telxon Corporation.
- -        ARDIS is a registered trademark of IBM Corporation and Motorola
         Corporation.
- -        RAM is a registered trademark of RAM Mobile Data, Inc.

Software Operating Systems,  Languages and Applications

Telxon continues to invest in the research and development of operating systems, software development tools, connectivity and ASIC microchips.

The Company continues to refine its proprietary PTC operating system TCOS(TM) (Telxon Common Operating System) and TCAL(R) (Telxon Common Application Language) to provide advanced application development programs in DOS, C and other user friendly operating systems.

In 1989 Telxon introduced RAMsaver(TM), an improved Microsoft(R) MS-DOS version 3.21, to enhance conservation of battery power, support bar code readers, minimize use of Random Access Memory (RAM) and permit the operating system and application programs to run from Read Only Memory (ROM). RAMsaver expands the flexibility of Telxon PTCs and offers new application opportunities by making the Company's PTCs readily accessible to PC software developers using familiar application development tools and languages, such as Microsoft "C", GW-BASIC(R), Pascal, Fortran, Assembler (MASM(R)) and Borland Turbo C(R). Telxon's recent release of MS-DOS version 5.0 is the Company's fourth release of MS-DOS.

The new pen-based and touch-screen workslates offer application development capabilities in DOS, Pen for Windows and C.


INTELLECTUAL PROPERTY

The Company regards certain of its hardware and software products as proprietary and relies on a combination of United States and foreign patent, copyright, trademark and trade secret laws and license and other contractual confidentiality provisions to protect its proprietary rights. In addition, the Company's products also utilize hardware and software technologies licensed from third parties. Given the rapidity of industry technological change, however, the competence and creative ability of the Company's development, engineering, programming, marketing and service personnel may be as or more important to its competitive position as the legal protections and rights afforded by patent and other owned or licensed intellectual property rights.


BACKLOG

Backlog at any particular date is dependent on timing of receipt of orders and, therefore, is not a reliable indicator of future sales over an extended period of time. The Company operates with a sales forecasting and manufacturing build plan which provides a more reliable indicator to management of short and long-term sales

- -----------------------

- -        TCOS is a trademark, and TCAL is a registered trademark, of Telxon
         Corporation.

- -        MS-DOS is a registered trademark of Microsoft Corporation.

- -        RAMsaver is a trademark of Telxon Corporation.

- -        GW-BASIC and MASM are registered trademarks of Microsoft Corporation.

- -        Turbo C is a registered trademark of Borland International, Inc.

COMPETITION

The computer industry, of which portable tele-transaction systems are a part, is highly competitive and characterized by advances in technology which frequently result in the introduction of new products with improved performance characteristics. Failure to keep pace with product and technological advances could negatively affect the Company's competitive position and prospects for growth.

The Company competes directly and indirectly with a number of companies in its market segments. Frequent competitors include Symbol Technologies, Inc., Bohemia, New York and Norand Corporation, Cedar Rapids, Iowa. In addition, companies that are participants in the broader computer industry are potential competitors. Some of the Company's competitors and potential competitors have substantially greater financial, technical, intellectual property, marketing and human resources than the Company.


EMPLOYEES

As of May 31, 1994, the Company employed approximately 1650 people. The Company has never experienced a work stoppage due to labor difficulties and believes that relations with its employees are good.

ITEM 2. PROPERTIES

The Company's corporate and engineering offices are located in Akron, Ohio, in a 100,000 square foot office building constructed in 1979. Such offices are occupied by the Company pursuant to a lease expiring December 31, 2001. The lease provides the Company with the option, exercisable on September 1, 2001, to purchase the office building and the land on which it is situated for its then current fair market value.

The Company owns a 32,500 square foot one-story facility approximately one mile from its corporate offices which houses its Customer Support Center, the Training and Technical Publications Group and the New Product Support Department.

In addition, the Company leases approximately 29,500 square feet of office space pursuant to a lease expiring on March 31, 1997. This space is located less than one mile from the Company's corporate offices and houses its AIRONET and PenRight! subsidiaries, as well as its Systems Integration Department.

The Company owns two buildings in Houston, Texas of concrete construction, located on a 15 acre site. The first building is a 116,000 square foot manufacturing facility that was completed in April 1994. This building houses all manufacturing and warehousing operations for the Company, as well as administrative and manufacturing engineering offices. The second building is 36,000 square feet and houses the Company's National Service Center. This building was completed in November 1993.

The Company's Itronix subsidiary is located in Spokane, Washington, where it occupies approximately 22,500 square feet of office space pursuant to a lease expiring May 31, 1998.

The Company s Telesystems subsidiary is located in Markham, Ontario, Canada, where it occupies approximately 9,600 square feet of office and manufacturing space pursuant to a lease expiring November 30, 1998.

In addition to these principal locations, the Company maintains 49 locations in the United States, Canada, Western Europe, Australia, Japan and Southeast Asia which are used principally for sales and customer service offices, as well as for executive and engineering offices for certain of its domestic and its international subsidiaries. These locations are generally leased for terms which range from one to three years. The Company believes that its existing and planned facilities will be adequate for its reasonably foreseeable level of operations.


ITEM 3. LEGAL PROCEEDINGS

In December 1992, four class action suits were filed in the United States District Court, Northern District of Ohio, by certain alleged stockholders of the Company on behalf of themselves and purported classes consisting of Telxon stockholders, other than defendants and their affiliates, who purchased the Company's common stock between May 20, 1992 and January 19, 1993. The named defendants are the Company, former President and Chief Executive Officer Raymond D. Meyo, and current President, Chief Operating Officer and Chief Financial Officer Dan R. Wipff. On February 1, 1993, the Plaintiffs filed their Amended and Consolidated Class Action Complaint related to the four actions, alleging claims for fraud on the market and negligent misrepresentation, arising from alleged misrepresentations and omissions with respect to the Company's financial performance and prospects, and alleged trading activities of the named individual defendants. The Amended Complaint seeks certification of the purported class, unspecified compensatory damages, the imposition of a constructive trust on certain of the defendants' assets and other unspecified extraordinary equitable and/or injunctive relief, interest, attorneys' fees and costs. The defendants, including the Company, filed a Motion to Dismiss which was denied by the court on June 3, 1993. On April 16, 1993, Plaintiffs filed their Motion for Class Certification. The defendants, including the Company, filed their briefs in opposition to Class Certification on October 13, 1993. On December 17, 1993, the District Court certified the class, consisting of Telxon stockholders, other than defendants and their affiliates, who purchased Telxon common stock between May 20, 1992 and December 14, 1992. The defendants intend to vigorously defend this Consolidated Class Action.

On September 21, 1993, a derivative Complaint was filed in the Court of Chancery of the State of Delaware, in and for Newcastle County, by an alleged stockholder of Telxon derivatively on behalf of Telxon. The named defendants are the Company; Robert F. Meyerson, Chairman of the Board and Chief Executive Officer; Dan R. Wipff, President, Chief Operating Officer and Chief Financial Officer and director; Robert A. Goodman, Corporate Secretary and outside director; Norton W. Rose, outside director; and Dr. Raj Reddy, outside director. The Complaint alleges breach of fiduciary duty to the Company and waste of the

Company's assets in connection with certain transactions entered into by Telxon and compensation amounts paid by the Company. The Complaint seeks an accounting, injunction, rescission, attorneys' fees and costs. On November 12, 1993, Telxon and the individual director defendants filed a Motion to Dismiss. The plaintiff filed his brief in opposition to the Motion on May 2, 1994. The defendants intend to file a responsive final brief and to vigorously defend this action.

In the normal course of its operations, the Company is subject to performance under contracts, and has various legal actions pending. However, in management's opinion, any such outstanding matters have been reflected in the consolidated financial statements, are covered by insurance or would not have a material adverse effect on the Company's consolidated financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 1994.


ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information with respect to each executive officer of the Company. Executive officers of the Company are annually elected by the Board of Directors of the Company or are annually appointed by the Chief Executive Officer and ratified and approved by the Board of Directors.

Robert F. Meyerson, 57, has been Chief Executive Officer of the Company since October 1992 and Chairman of the Board of Directors since November 1981. Mr. Meyerson was Chief Executive Officer from August 1978 to May 1985, and was President from August 1978 until November 1981. He was a director of the Company since 1977. Mr. Meyerson was Chairman of the Board of Basicomputer Corporation ("Basicomputer"), a major regional distributor of PC products, peripherals, services and systems, from January 1984 until it was acquired by The Future Now, Inc. in September 1993, and Chief Executive Officer of Accipiter Corporation, a consulting firm, from June 1985 through October 1992.

Dan R. Wipff, 51, has been President and Chief Operating Officer of the Company since October 1992 and the Company's Chief Financial Officer since December 1991. He was Senior Executive Vice President and Chief Operating Officer from October 1989 to October 1992. He also served as the Company's Chief Financial Officer from October 1989 to July 1990 and from October 1990 to September 1991. Mr. Wipff has been a director of the Company since September 1980 and was also a director of the Company from April 1974 until September 1979. He was Executive Vice President of Park Heights Investments, Inc., a consulting company, during 1989, and President of Sandia Federal Savings & Loan Association ("Sandia") from 1984 to 1989. On February 10, 1989, the Federal Home Loan Bank Board appointed the Federal Savings and Loan Insurance Corporation as conservator of Sandia. On September 14, 1989, the Office of Thrift Supervision appointed the Resolution Trust Corporation as receiver of Sandia.

Lawrence L. Allman, 51, is the President and Chief Executive Officer of Itronix, which became a wholly owned subsidiary of the Company in April 1993. Mr. Allman became the President and Chief Executive Officer of Itronix in 1992. He was Senior Vice President of Operations and Marketing from 1989 to 1992, and Vice President of Operations from 1987 to 1989, of Itron, Inc., a manufacturer and marketer of data collection and interactive field service systems for utilities and general field service workforce companies.

Frank E. Brick, 45, has been Senior Executive Vice President of the Company since November 1993. For more than five years prior to joining the Company, he served as Chief Executive Officer of Basicomputer.

John H. Cribb, 60, has been President, International, of the Company since January 1993, and was the Company's Senior Vice President of International Operations from January 1990 to January 1993. Mr. Cribb was a Vice President of Telxon and Managing Director of Telxon Limited, Telxon's United Kingdom subsidiary, from 1982 to 1990.

D. Michael Grimes, 54, has been the President and Chief Executive Officer of AIRONET Wireless Communications, Inc., a wholly owned subsidiary of the Company, since April 1994. He served as President of RTG from its formation in January 1993 until April 1994. He previously served the Company as Vice President, Channels Marketing and Major Accounts, from June 1992 to December 1992, from December 1990 to May 1992 and Senior Vice President, Sales and Marketing, from September 1989 to December 1990.

William J. Murphy, 60, has been Executive Vice President, North American Operations, of the Company since January 1993. Mr. Murphy was Area Vice President, East, of the Company from November 1992 until January 1993, and served as a District Manager of the Company from September 1989 until November 1992. From May 1989 to August 1989, Mr. Murphy was Area Vice President, North Eastern Region, of the Company.

                                    PART II


ITEM 5.          MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                 STOCKHOLDER MATTERS

The Company's Common Stock has been publicly traded since July 21, 1983, in the over-the-counter market under the symbol TLXN. The following table sets forth, with respect to the past two fiscal years of the Company, the range of high and low closing prices as reported in the NASDAQ National Market System and cash dividends paid. The Company has not paid other than nominal dividends. The Company intends to follow a policy of retaining earnings in order to finance the continued growth and development of its business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend on, among other factors, earnings, capital requirements and the operating and financial condition of the Company.

                                                                          Fiscal Quarter
                                               ------------------------------------------------------------------------
Year Ended March 31,                          First           Second            Third             Fourth           Year
- -----------------------------------------------------------------------------------------------------------------------
1994
     High   . . . . . . . . . . . .      $11.00            $12.75            $11.75            $16.63          $16.63
     Low  . . . . . . . . . . . . .        6.50              9.25              7.63             10.13            6.50
     Dividends paid   . . . . . . .          --                --                --               .01             .01

1993
     High   . . . . . . . . . . . .      $24.50            $23.75            $21.75            $12.50          $24.50
     Low  . . . . . . . . . . . . .       19.00             19.50             11.50              9.75            9.75
     Dividends paid   . . . . . . .          --                --                --               .01             .01



As of May 31, 1994, there were approximately 1,645 holders of record of the Company's Common Stock.

ITEM 6.             SELECTED FINANCIAL DATA

Set forth below are selected financial data for the five years ended March 31, 1994, which have been derived from the Company's audited financial statements for the periods indicated. The selected financial data should be read in conjunction with the financial statements for the three years ended March 31, 1994, 1993 and 1992 included elsewhere herein. For further details on 1994 results, refer to Item 7 and Note 16 to the Consolidated Financial Statements.

Income Statement Data:                                                           Year Ended March 31,
                                                     -------------------------------------------------------------
                                                        1994          1993           1992           1991         1990
                                                      ---------     --------       --------       --------       ------
                                                                (in thousands, except per share data)
Revenues:
    Product                                          $252,341      $197,116       $177,560       $152,656    $115,773
    Customer service                                   43,652        41,298         37,460         31,917      27,664
                                                     --------      --------       --------       --------    --------
         Total revenues                               295,993       238,414        215,020        184,573     143,437

Costs and expenses:
    Cost of revenues                                  175,305       153,467        114,834         96,618      92,687
    Selling expenses                                   59,894        46,393         42,564         35,823      41,370
    Product development and
     engineering expenses                              29,058        17,798         12,131         11,571      10,337
    General and administrative
     expenses                                          31,854        36,113         21,249         22,280      19,657
    Loss on sale of operating  division                    --            --             --             --       4,577
                                                     --------      --------       --------       --------    --------
              Total costs and expenses                296,111       253,771        190,778        166,292     168,628
                                                     --------      --------       --------       --------    --------

         Income (loss) from operations                   (118)      (15,357)        24,242         18,281     (25,191)

    Interest income                                       653         1,947          2,998          4,149       3,937
    Interest expense                                   (2,459)       (2,271)        (2,203)        (2,560)     (3,914)
                                                     --------      --------       --------       --------     --------
         Income (loss) before income
          taxes, extraordinary items
          and cumulative effect of an
          accounting change                            (1,924)      (15,681)        25,037         19,870     (25,168)

    Provision (benefit) for income taxes                  875        (4,056)         9,139          7,533     (10,728)
                                                     --------      --------       --------       --------     ---------
         Income (loss) before extra-
          ordinary items and cumulative
          effect of an accounting change               (2,799)      (11,625)        15,898         12,337     (14,440)

    Extraordinary items:
         Income tax effect of net operat-
          ing loss carryover utilized                      --            --          1,091            620          --
         Gain from early extinguishment
          of debt, net of taxes                            --            --             --          4,045          --
                                                     --------       --------      --------       --------    --------
         Income (loss) before cumulative
          effect of an accounting change               (2,799)      (11,625)        16,989         17,002     (14,440)
    Cumulative effect of a change in
     accounting for income taxes                           --          (439)            --             --          --
                                                     --------      --------       --------       --------    --------
              Net income (loss)                      $ (2,799)     $(12,064)      $ 16,989       $ 17,002    $(14,440)
                                                     ========     =========      =========       ========    ========
    Earnings per common and common
     equivalent share:
         Income (loss) before extra-
          ordinary items and cumulative
          effect of an accounting change             $   (.18)     $   (.79)      $   1.13       $    .91      $(1.09)
         Income tax effect of net oper-
          ating loss carryover utilized                   --             --            .08            .05          --
         Gain from early extinguishment
          of debt, net of taxes                           --             --             --            .30          --
                                                     -------       --------        -------         -------     ------
              Income (loss) per share
               before cumulative effect of
               an accounting change                  $   (.18)     $   (.79)      $   1.21       $   1.26     $ (1.09)
         Cumulative effect of a change in
          accounting for income taxes                     --           (.03)             --            --         --
                                                      ------       ---------       -------        -------     -------
              Net Income (loss) per share            $   (.18)     $   (.82)       $  1.21       $   1.26     $ (1.09)
                                                     ========      ========        =======       ========     =======

    Average number of common and common
     equivalent shares outstanding                     15,425        14,696         14,067         13,510     13,224

    Cash dividends                                   $    .01      $    .01         $  .01       $    .01     $  .01

ITEM 6.             SELECTED FINANCIAL DATA (Continued)

Balance Sheet Data:

                                                                                March 31,
                                                 -----------------------------------------------------------------------
                                                  1994           1993              1992              1991        1990
                                                 -------         ------           --------          --------      ------
                                                                          (in thousands)

Total assets                                       $259,968         $212,621         $199,162        $166,588     $166,819
Notes payable, capital lease
  and other obligations due
  within one year                                    25,207              679              867             888          631
Total long-term debt and
  capital lease obligations                          27,534           24,930           25,556          26,009       36,466
Working capital                                      80,066           84,738          117,216         102,029       96,060
Stockholders' equity                                124,715          128,219          124,398         102,163       83,434

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY

The following table sets forth for the periods indicated (i) certain expense and income items expressed as a percentage of total revenues, and (ii) the percentage increase or decrease of such items as compared to the corresponding prior period.

                                                                                                           Period to Period
                                                            Percentage of Total Revenues                 Increase (Decrease)
                                                            ----------------------------                 -------------------
                                                                                                       1994           1993
                                                             Year ended March 31,                    Compared        Compared
                                                      1994           1993           1992             to 1993          to 1992
                                                     ------         ------         ------           ---------        ---------
Product revenues                                      85.3%          82.7%          82.6%             28.0%          11.0%
Customer service                                      14.7           17.3           17.4               5.7           10.2
                                                     -----          -----          -----
      Total revenues                                 100.0          100.0          100.0              24.2           10.9

Cost of revenues                                      59.2           64.3           53.4              14.2           33.6
Selling expenses                                      20.2           19.5           19.8              29.1            9.0
Product development and
  engineering expenses                                 9.8            7.5            5.6              63.3           46.7
General and administrative
  expenses                                            10.8           15.1            9.9             (11.8)          70.0
                                                     -----          -----          -----
                                                     100.0          106.4           88.7              16.7           33.0
                                                     -----          -----          -----
      Income (loss) from
           operations                                   --           (6.4)          11.3             (99.2)        (163.3)

Interest income                                         .2             .8            1.4             (66.5)         (35.1)
Interest expense                                       (.8)          (1.0)          (1.0)              8.3            3.1
                                                     -----          -----          -----
      Income (loss) before
           income taxes, extra-
           ordinary items and
           cumulative effect of
           an accounting change                        (.6)          (6.6)          11.7             (87.7)        (162.6)
Provision (benefit) for
  income taxes                                          .3           (1.7)           4.3            (121.6)        (144.4)
                                                     -----          -----          -----
      Income (loss) before
           extraordinary items
           and cumulative effect
           of an accounting change                     (.9)          (4.9)           7.4             (75.9)        (173.1)

Extraordinary items:
      Income tax effect of net
           operating loss carry-
           over utilized                                --             --             .5                --         (100.0)
      Gain from early extin-
           guishment of debt,
           net of taxes                                 --             --             --                --             --
                                                     -----          -----          -----

             Income (loss) be-
               fore cumulative
               effect of an
               accounting change                       (.9)          (4.9)           7.9             (75.9)        (168.4)
      Cumulative effect of a
           change in accounting
           for income taxes                             --            (.2)            --            (100.0)         100.0
                                                     -----          -----           ----
             Net income (loss)                         (.9)%         (5.1)%          7.9%            (76.8)%       (171.0)%
                                                     =====          =====           ====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


RESULTS OF OPERATIONS

Overview

The Company's financial performance during fiscal 1994 reflects a continuation of the corporate re-engineering program started in fiscal 1993 to reposition the Company for long-term growth in the marketplace of the future.

Several of the Company's goals set forth in its Strategic Plan a year ago have been achieved during fiscal 1994. The North American Sales Division has been reorganized with improved revenues as a direct result. In addition, the Vertical Systems Group ("VSG"), composed of five industry-specific marketing groups, was established in the third quarter of fiscal 1994. VSG provides specific solutions to customers in targeted industries including retail, manufacturing, logistics and transportation, healthcare and insurance and financial services.

Revenues continued to increase during fiscal 1994 as a result of the implementation of the first phase of the Strategic Plan achieving record levels in both the third and fourth quarters. Even more important than the revenue increase is the return to an operating profit during the third quarter of fiscal 1994, the first operating profit in five quarters. This return to operating profitability continued through the fourth quarter of fiscal 1994.

Additionally, the Company has completed the consolidation of its U.S. customer service operations into a single National Service Center in order to speed service delivery, increase quality and reduce costs through shared manufacturing and customer service inventories. By the end of fiscal 1994, the Company also substantially completed its new manufacturing facility located adjacent to the National Service Center. The move to the new manufacturing facility occurred in May, 1994. This facility, with its expanded capacity and smoothed production flow, should serve the Company's needs for the foreseeable future.

The successes mentioned above have not occurred without some investments. The Company's inventories increased during fiscal 1994 due to the long lead-time procurement for pen-based product offerings and increased safety stock levels procured in anticipation of the manufacturing operations move to new facilities. Inventory levels are expected to decline in fiscal 1995 as the changeover to the new manufacturing facilities is completed.

Revenues

1994 vs. 1993

Consolidated revenues for fiscal 1994 increased $57.6 million or 24% as compared to fiscal 1993. The Company's largest customer in fiscal 1994, Wal-Mart Stores, Inc., accounted for approximately 11% of total revenues.

Product revenues for fiscal 1994 increased $55.2 million or 28% as compared to fiscal 1993. Product revenues include the sale of Portable Tele-transaction Computer ("PTC") units, pen-based and touch-screen workslates, hardware accessories, customer application software and software license fees. The product revenue increase was due to a 16% increase in PTC unit volume and a 10% increase in the average selling price per PTC unit. The acquisition of Itronix Corporation ("Itronix") in the fourth quarter of fiscal 1993 has contributed to these increases. For fiscal 1994 Itronix product revenues increased $23.8 million as compared with the one month reported results in fiscal 1993.

Customer service revenues increased $2.4 million or 6% for fiscal 1994 as compared to fiscal 1993. This growth was due to the increase in the installed base of the Company's products offset by a reduction in the discretionary spending by customers for servicing of the PTC installed base. The acquisition of Itronix again contributed to this revenue increase. Fiscal 1994 customer service revenues generated by Itronix increased $1.3 million as compared with fiscal 1993.

Revenues from the Company's international operations (including Canada) were $83.8 million and $73.7 million in fiscal 1994 and 1993, respectively. This increase was primarily attributable to increased sales to unaffiliated international distributors and increased Canadian subsidiary revenues.

Consolidated revenues for fiscal 1995 are expected to increase over fiscal 1994 levels.

1993 vs. 1992

Consolidated revenues for fiscal 1993 increased $23.4 million or 11% from fiscal 1992. The Company's largest customer in fiscal 1993, Wal-Mart Stores, Inc., accounted for approximately 11% of total revenues.

Product revenues for fiscal 1993 increased $19.6 million or 11% from fiscal 1992. The product revenue increase was due to a 7% increase in average selling price per PTC unit and a 4% increase in PTC unit volume. The lower average selling price in fiscal 1992 was due primarily to the sale of a significant number of low-end model PTC units in 1992 to a single customer. The PTC unit volume increase was primarily due to shipments to Wal-Mart Stores, Inc. to equip its stores with the Company's wireless spread spectrum systems.

Customer service revenues for fiscal 1993 increased $3.8 million or 10% from fiscal 1992. This revenue growth was due to continuing growth in the installed base of the Company s products and through the addition of specialized service contracts. These specialized service contracts include "depot express" that guarantees one-day service and provides customers a service which tracks and maintains inventory records for customers spare parts and a "just in time" program that offers spare Telxon equipment supplied on-site to the customer virtually eliminating system downtime.

Revenues from the Company's international operations (including Canada) were $73.7 million and $70.6 million in fiscal 1993 and 1992, respectively. International revenues as a percentage of total revenues were 31% and 33% in fiscal 1993 and 1992, respectively.

Costs and Operating Expenses

1994 vs. 1993

Total operating expenses, as a percentage of revenues, were lower in fiscal 1994 as compared to 1993 due primarily to corporate re-engineering costs and other non-recurring charges recognized in the prior year.

Cost of revenues as a percentage of total revenues was 59% in fiscal 1994 as compared to 64% in fiscal 1993. The reduction was primarily attributable to costs related to non-recurring events in fiscal 1993 including the discontinuance of older product lines, expenses related to the consolidation of the customer service depots and costs related to the corporate re-engineering program. Additionally, fiscal 1993 results reflected lower margins attributable to a single large contract and general pricing pressures.

Selling expenses as a percentage of revenues were 20% in both fiscal 1994 and 1993. Fiscal 1993 selling expense included certain non-recurring severance and relocation charges. The absence of these charges in fiscal 1994 was offset by additional expenses related to the acquisitions made in the fourth quarter of fiscal 1993, variable selling expenses related to revenue growth, and expenses relating to the initial formation of VSG.

Product development and engineering expenses were 10% and 8% of revenues in fiscal 1994 and 1993, respectively. The increase in fiscal 1994 as compared to 1993 was primarily attributable to research and development activities related to new product development. These activities included research and development costs associated with wireless data communications and spread spectrum technology, pen-based technology and other product improvements. The product introductions as a result of these expenditures began in the fourth quarter of fiscal 1994 and are expected to continue into fiscal 1995.

General and administrative expenses as a percentage of revenues were 11% and 15% for fiscal years 1994 and 1993, respectively. The decrease is primarily attributable to the unusual and non-recurring charges in the prior year, including severance charges, increased provision for doubtful accounts and increased consulting and professional fees, partially offset by increases in expenses resulting from acquisitions made in the fourth quarter of fiscal 1993 and additional corporate expenses to support the Company's revenue growth.

Selling, product development and engineering and administrative expenses are expected to decrease as a percentage of revenues for fiscal 1995 as compared to fiscal 1994.

1993 vs. 1992

Operating expenses, as a percentage of revenues, were generally higher in fiscal 1993 than fiscal 1992 due to corporate re-engineering costs, increased technology investments and other non-recurring charges.

Cost of revenues as a percentage of total revenues was 64% in fiscal 1993, as compared to 53% in fiscal 1992. Of this 11% increase, 6% was attributable to increased costs aggregating $14.2 million, reflecting an increase in inventory reserves and other expenses associated with discontinuance of older product lines, expenses resulting from consolidating customer service into new facilities, costs related to accelerating the quality of customer support programs and other costs including management consulting services and severance costs relating to corporate re-engineering. Lower margins attributable to a large contract and general pricing pressures accounted for the remainder of the increase.

Selling expenses as a percentage of revenues were 20% in both fiscal 1993 and 1992. This percentage remained constant despite substantial severance and relocation charges in fiscal 1993 due to cost containment efforts. The increase in selling expenses in fiscal 1993 as compared to fiscal 1992 reflects expenses relating to the acquisitions described in Note 14 to the Consolidated Financial Statements and the additional cost associated with direct sales and support personnel needed to adequately support the Company's revenue growth.

Product development and engineering expenses as a percentage of revenues were 8% and 6% in fiscal 1993 and 1992, respectively. The increase was primarily due to research and development activities related to acquisitions and increased product development in the second half of fiscal 1993. These activities included product refinement and prototype costs associated with wireless data communications and spread spectrum technology, pen-based technology and other product improvements.

General and administrative expenses as a percentage of revenues were 15% for fiscal 1993, an increase of 5% from 10% in fiscal 1992. The increase was primarily attributable to unusual and non-recurring charges aggregating $14.8 million that were recognized in fiscal 1993. These costs included severance for the former Chief Executive Officer and others, increased amortization of intangibles related to acquisitions, increased provision for doubtful accounts, increased consulting and professional fees, non-cash compensation related to restricted stock grants, settlements of disputes with customers and suppliers and a valuation allowance for fixed assets.


Interest Income (Expense)

1994 vs. 1993

Net interest income (expense) as a percentage of revenues was (.6%) and (.2%) in fiscal 1994 and 1993, respectively. The increase in fiscal 1994 as compared to fiscal 1993 reflected the lower average cash and short-term investment balances primarily due to increased investing activities aggregating $26.9 million which caused cash requirements in excess of internally generated funds. These investing activities are discussed in greater detail below.

1993 vs. 1992

Net interest income (expense) as a percentage of revenues was (.2%) and .4% in fiscal 1993 and 1992, respectively. The change to net interest expense in fiscal 1993 as compared to net interest income in fiscal 1992 reflected the lower average cash and short-term investment balances throughout fiscal 1993 which were primarily due to the increased cash used in investing and financing activities aggregating $28.5 million offset by increased cash flows from operating activities of $13.8 million.


Income Taxes

1994 vs. 1993

The Company's effective income tax rate was 46% in fiscal 1994. The consolidated effective tax rate reflects the loss before taxes increased by nondeductible goodwill amortization, the sum of which is multiplied by the United States statutory rate and increased by international rate differentials, partially offset by research and development credits and adjustment to the valuation allowance. On August 10, 1993, the President signed into law the Omnibus Budget Reconciliation Act of 1993 which contains certain provisions covering the calculation of the corporate income tax liability. These income tax law changes did not have a significant effect.

1993 vs. 1992

The Company's effective rates for income tax expense (benefit) were (26%) and 37% in fiscal 1993 and 1992, respectively. The consolidated effective tax rate for fiscal 1993 reflects the benefit from the net operating loss carryback for the U.S. operations to prior years offset by the international tax rate differential and non-deductible goodwill amortization.

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires a change from the deferred method of accounting for income taxes of Accounting Principles Board Opinion 11 to the asset and liability method. Effective April 1, 1992, the Company adopted the provisions of SFAS No. 109 and reported, in the amount of $.4 million, the cumulative effect of the accounting change in the fiscal 1993 consolidated statement of income.


Liquidity

1994 vs. 1993

At March 31, 1994, the Company had cash, cash equivalents and short-term investments of $24.8 million, as compared with $27.2 million at March 31, 1993. The Company's current ratio (current assets divided by current liabilities) was 1.8:1 and 2.6:1 at March 31, 1994 and 1993, respectively. The primary components of this decrease in working capital and the current ratio were decreases in cash and short-term investments of $2.4 million and refundable income taxes of $3.0 million and increases in notes payable of $24.6 million and accounts payable of $26.7 million. The increase in accounts payable is a direct result of increased inventory purchases.

These decreases to working capital were offset by increases to inventories of $27.9 million and accounts and notes receivable of $24.2 million. The increase in inventories was primarily due to long lead-time procurement for pen-based product offerings, increased safety stock levels related to the move of the Company's manufacturing operations and the revenue growth experienced in the later part of the fiscal year. Although the Company has increased its investment in accounts receivable, days sales outstanding has decreased to 57 days at March 31, 1994 from 73 days at March 31, 1993. The Company believes this is a result of increased control over the granting of extended credit terms and increased management emphasis on cash collections and monitoring of past due accounts.

The Company believes that its existing resources, including available cash, short-term investments, internally generated funds and credit facility, will be sufficient to meet working capital requirements for the next twelve months.

1993 vs. 1992

At March 31, 1993, the Company had cash, cash equivalents and short-term investments of $27.2 million as compared with $42.3 million at March 31, 1992. The Company's current ratio (current assets divided by current liabilities) was 2.6:1 and 3.6:1 at March 31, 1993 and March 31, 1992, respectively. The primary components of the decrease in working capital and the current ratio were decreases in cash and short-term investments of $15.1 million, accounts receivable of $5.9 million and inventories of $6.2 million, and increases in accounts payable of $2.2 million and accrued liabilities of $9.8 million.
These decreases were partially offset by an increase in refundable income taxes of $4.7 million and a decrease in income taxes payable of $2.6 million.

These working capital changes were primarily due to the Company's re-engineering of operations which included significant investments in new products and technologies.


Cash Flows from Operations

1994 vs. 1993

Cash flows (used in) provided by operations were $(2.4) million and $19.4 million in fiscal 1994 and 1993, respectively. Fiscal 1994 cash flows were positively impacted by the reduction in the net loss reported of $9.3 million and net increases in non-cash charges of $4.3 million. These positive impacts were offset by changes in assets and liabilities which had a net negative impact aggregating $35.4 million. All such changes are detailed on the consolidated statement of cash flows.

1993 vs. 1992

Cash flows provided by operations were $19.4 million and $5.5 million in fiscal 1993 and fiscal 1992, respectively. Fiscal 1993 cash flows were negatively impacted by the net loss of $12.1 million in fiscal 1993 versus net income of $17.0 in fiscal 1992, a net decrease to operating cash flows of $29.1 million. This decrease was more than offset by net increases to non-cash charges of $10.5 million and changes in assets and liabilities which had a positive $32.4 million impact. All such changes are detailed on the consolidated statement of cash flows.

Investing Activities

1994 vs. 1993

The Company invested $21.7 million and $16.4 million in facilities and capital equipment in fiscal 1994 and 1993, respectively. This increase in additions included the construction of new manufacturing and customer service facilities which began during the first quarter of fiscal 1994 in Houston, Texas. Cash flows from investing activities were also reduced by decreased utilization of short-term investments of $24.4 million. This decrease was offset by reductions in payments for acquisitions and contract rights and other of $6.4 million and $6.6 million, respectively.

1993 vs. 1992

The Company invested $16.4 million and $9.0 million in capital equipment in fiscal 1993 and 1992, respectively. Capital investments were primarily concentrated in the continued automation and expansion of manufacturing operations, information systems used in hardware and software development, administrative functions and facilities expansion. Additionally, in fiscal 1993, the Company invested $10.4 million and $6.6 million in acquisitions and contract rights, respectively. See Note 14 to the Consolidated Financial Statements for details of these transactions. These investments are consistent with management's strategy to strengthen the Company's technological and market positions. These expenditures were offset in 1993 by a liquidation of $24.3 million in short-term investments compared to an increase in short-term investments of $9.1 million in fiscal 1992.


Financing Activities

1994 vs. 1993

Cash flows from financing activities increased $27.2 million for fiscal 1994 as compared to fiscal 1993. This increase was primarily due to both short-term and long-term borrowings aggregating $26.4 million in fiscal 1994 versus short-term borrowing repayments of $1.3 million in fiscal 1993.

Effective October 20, 1993, the Company entered into a revolving credit, term loan and security agreement which, as amended, is with two banks through March 31, 1996. The agreement calls for a credit limit of $50 million and bears interest at the prime lending rate plus 1% or LIBOR plus 2.5%. At March 31, 1994, the Company had $24.6 million outstanding under this agreement. The Company anticipates continued borrowing under this agreement during fiscal 1995.

1993 vs. 1992

Cash flows from financing activities decreased $3.7 million for fiscal 1993 as compared to 1992. This decrease was primarily due to a $2.4 million decrease in stock option activity and the repayment of a $1.3 million short-term borrowing by one the Company's international subsidiaries.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                                                                 Pages
                                                                                                                 -----
Financial Reports:

      Report of Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      27
      Report of Independent Accountants   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      28

Consolidated Financial Statements:

      Consolidated Balance Sheet  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      29
      Consolidated Statement of Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      30
      Consolidated Statement of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      31
      Consolidated Statement of Changes in Stockholders  Equity   . . . . . . . . . . . . . . . . . . . . . .      32
      Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    33-50

Financial Statement Schedules:

        II  -   Amounts Receivable from Related Parties and
                          Underwriters, Promoters and Employees Other
                          Than Related Parties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      57
      VIII  -   Valuation and Qualifying Accounts and Reserves  . . . . . . . . . . . . . . . . . . . . . . .      58
        IX  -   Short-Term Borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      59
         X  -   Supplementary Income Statement Information  . . . . . . . . . . . . . . . . . . . . . . . . .      60


All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or the notes thereto.

                              REPORT OF MANAGEMENT


To the Board of Directors and Stockholders of Telxon Corporation


The management of Telxon is responsible for the preparation, integrity and objectivity of the financial statements and all other financial information included in this report. Management believes that the financial statements have been prepared in accordance with generally accepted accounting principles and that any amounts included herein which are based on estimates of the expected effects of events and transactions have been made with sound judgment and approved by qualified personnel.

Telxon maintains an internal control structure to provide reasonable assurance that assets are safeguarded and that transactions and events are recorded properly. The internal control structure is regularly reviewed, evaluated and revised as necessary by management. Additionally, the Telxon Statement of Corporate Ethics requires every Company employee to maintain the highest level of ethical standards in the conduct of all aspects of the Company s business, and their compliance is regularly monitored.

The financial statements in this report have been audited by the independent accounting firm of Coopers & Lybrand. Their audits were conducted in accordance with generally accepted auditing standards and included a study and evaluation of our internal control structure as they considered necessary to determine the extent of tests and audit procedures required for expressing an opinion on the Company's financial statements.

The Audit Committee of the Board of Directors, of which all outside directors are members, meets periodically with the independent auditors and management to review accounting, auditing, internal control and financial reporting matters. The external auditors have full and free access to the Audit Committee and its individual members at any time.



/s/ ROBERT F. MEYERSON
    Robert F. Meyerson
    Chairman of the Board and
      Chief Executive Officer



/s/ DAN R. WIPFF
    Dan R. Wipff
    President, Chief Operating Officer and
      Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Telxon Corporation


We have audited the consolidated financial statements and the financial statement schedules of Telxon Corporation and Subsidiaries listed in the index on page 26 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telxon Corporation and Subsidiaries as of March 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 1992, the Company changed its method of accounting for income taxes.

As discussed in Note 15 to the consolidated financial statements, the Company is a defendant in a Consolidated Class Action.



COOPERS & LYBRAND

Akron, Ohio
June 27, 1994

Telxon Corporation
and Subsidiaries

Consolidated Balance Sheet

Dollars in Thousands (except per share amounts)

                                                                                                       March 31,
                                                                                                  ---------------
                                                                                                  1994        1993
                                                                                               ---------      -------
ASSETS

Current assets:
    Cash (including cash equivalents of
         $8,478 and $21,962)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 24,041           $ 26,515
    Short-term investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             764                645
    Accounts receivable, net of allowance for
         doubtful accounts of $1,635 and $2,689 . . . . . . . . . . . . . . . . . . . .          64,009             43,908
    Notes and other accounts receivable   . . . . . . . . . . . . . . . . . . . . . . .           5,723              1,603
    Refundable income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,848              4,803
    Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          79,267             51,340
    Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,288              9,132
                                                                                               --------           --------
                 Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .         185,940            137,946
    Property and equipment, net   . . . . . . . . . . . . . . . . . . . . . . . . . . .          41,561             31,337
    Intangible and other assets, net  . . . . . . . . . . . . . . . . . . . . . . . . .          32,467             43,338
                                                                                               --------           --------

                 Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $259,968           $212,621
                                                                                               ========           ========
LIABILITIES AND STOCKHOLDERS  EQUITY

Current liabilities:
    Notes payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 24,573           $     --
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          43,344             16,650
    Capital lease obligations due within one year   . . . . . . . . . . . . . . . . . .             391                679
    Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,162              2,521
    Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          35,404             33,358
                                                                                               --------           --------
                 Total current liabilities  . . . . . . . . . . . . . . . . . . . . . .         105,874             53,208
    Capital lease obligations   . . . . . . . . . . . . . . . . . . . . . . . . . . . .             463                196
    Convertible subordinated debentures   . . . . . . . . . . . . . . . . . . . . . . .          24,734             24,734
    Other long-term liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,182              6,264
                                                                                               --------           --------
                 Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .         135,253             84,402
    Stockholders  equity:
         Preferred Stock, $1.00 par value per share;
             500,000 shares authorized, none issued . . . . . . . . . . . . . . . . . .              --                 --
         Common Stock, $.01 par value per share;
             50,000,000 shares authorized, 15,346,329
             and 15,201,883 shares outstanding  . . . . . . . . . . . . . . . . . . . .             153                152
         Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .          74,830             73,370
         Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          54,653             57,612
         Equity adjustment for foreign currency
             translation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (3,587)            (2,115)
         Unearned compensation relating to restricted
             stock awards . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,334)              (800)
                                                                                               --------           --------
                 Total stockholders  equity . . . . . . . . . . . . . . . . . . . . . .         124,715            128,219
                                                                                               --------           --------
         Commitments and contingencies (Note 15)  . . . . . . . . . . . . . . . . . . .              --                 --
                                                                                               --------           --------

                 Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $259,968           $212,621
                                                                                               ========           ========

See accompanying notes to
consolidated financial statements

Telxon Corporation
and Subsidiaries

Consolidated Statement of Income

Dollars in thousands
(except per share amounts)                                                              Year ended March 31,
                                                                              ---------------------------------------------
                                                                                1994               1993                1992
                                                                             ---------           --------            ---------
Revenues:
    Product       . . . . . . . . . . . . . . . . . . . . . . . . . . .          $252,341           $197,116          $177,560
    Customer service  . . . . . . . . . . . . . . . . . . . . . . . . .            43,652             41,298            37,460
                                                                                 --------           --------          --------
                 Total revenues . . . . . . . . . . . . . . . . . . . .           295,993            238,414           215,020
                                                                                 --------           --------          --------

Costs and expenses:
    Cost of revenues  . . . . . . . . . . . . . . . . . . . . . . . . .           175,305            153,467           114,834
    Selling expenses  . . . . . . . . . . . . . . . . . . . . . . . . .            59,894             46,393            42,564
    Product development and engineering
         expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .            29,058             17,798            12,131
    General and administrative expenses   . . . . . . . . . . . . . . .            31,854             36,113            21,249
                                                                                 --------           --------          --------
             Total costs and expenses . . . . . . . . . . . . . . . . .           296,111            253,771           190,778
                                                                                 --------           --------          --------

             Income (loss) from operations  . . . . . . . . . . . . . .              (118)           (15,357)           24,242

Interest income   . . . . . . . . . . . . . . . . . . . . . . . . . . .               653              1,947             2,998
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . .            (2,459)            (2,271)           (2,203)
                                                                                 --------           --------          --------
             Income (loss) before income
              taxes, extraordinary items
              and cumulative effect of an
              accounting change . . . . . . . . . . . . . . . . . . . .            (1,924)           (15,681)           25,037

Provision (benefit) for income taxes  . . . . . . . . . . . . . . . . .               875             (4,056)            9,139
                                                                                 --------           --------           --------
             Income (loss) before extra-
              ordinary items and cumulative
              effect of an accounting change  . . . . . . . . . . . . .            (2,799)           (11,625)           15,898

Extraordinary items:
    Income tax effect of net operating
         loss carryover utilized  . . . . . . . . . . . . . . . . . . .                --                 --             1,091
                                                                                 --------           --------          --------
             Income (loss) before cumulative
              effect of an accounting change  . . . . . . . . . . . . .            (2,799)           (11,625)           16,989
                                                                                 ========           ========           ========
Cumulative effect of a change in
  accounting for income taxes . . . . . . . . . . . . . . . . . . . . .                --               (439)               --
                                                                                 --------          --------           --------

             Net income (loss)  . . . . . . . . . . . . . . . . . . . .          $ (2,799)          $(12,064)         $ 16,989
                                                                                 --------           --------           --------

Earnings per common and common
 equivalent share:
    Income (loss) before extraordinary
         items and cumulative effect of an
         accounting change  . . . . . . . . . . . . . . . . . . . . . .          $   (.18)          $   (.79)         $   1.13
    Income tax effect of net operating
         loss carryover utilized  . . . . . . . . . . . . . . . . . . .                --                 --               .08
                                                                                 --------           --------          --------
             Income (loss) per share before
                 cumulative effect of an
                 accounting change  . . . . . . . . . . . . . . . . . .              (.18)              (.79)             1.21
                                                                                 --------           --------          --------

    Cumulative effect of a change in
         accounting for income taxes  . . . . . . . . . . . . . . . . .                --              (.03)                --
                                                                                 --------          --------            --------
             Net income (loss) per share  . . . . . . . . . . . . . . .          $   (.18)          $  (.82)          $   1.21
                                                                                 ========           ========           ========

Average number of common and common
  equivalent shares outstanding . . . . . . . . . . . . . . . . . . . .        15,424,658        14,696,426         14,066,980

See accompanying notes to
consolidated financial statements

Telxon Corporation
and Subsidiaries

Consolidated Statement of Cash Flows

Dollars in Thousands                                                                  Year ended March 31,
                                                                               ------------------------------------------------
                                                                                1994               1993                1992
                                                                             ---------           --------            -----------
Cash flows from operating activities:
    Net income (loss)   . . . . . . . . . . . . . . . . . . . . . . . . .      $  (2,799)          $(12,064)           $ 16,989

    Adjustments to reconcile net income (loss)
         to net cash (used in) provided by oper-
         ating activities:
             Depreciation and amortization  . . . . . . . . . . . . . . .         19,738             14,322              11,484
             Cumulative effect of an accounting
                 change . . . . . . . . . . . . . . . . . . . . . . . . .             --                439                  --
             Non-cash compensation related to
                 restricted stock awards  . . . . . . . . . . . . . . . .            795                829                  --
             Provision for doubtful accounts  . . . . . . . . . . . . . .            817              2,745                 458
             Provision for inventory obsolescence . . . . . . . . . . . .          6,674              9,700               1,492
             Deferred income taxes  . . . . . . . . . . . . . . . . . . .           (313)            (4,879)               (181)
             Write-down of fixed assets . . . . . . . . . . . . . . . . .             --                527                  --
             Loss on disposal of assets . . . . . . . . . . . . . . . . .            425                183                 100
             Changes in assets and liabilities:
                 Accounts and notes receivable  . . . . . . . . . . . . .        (24,400)             2,930             (12,279)
                 Refundable income taxes  . . . . . . . . . . . . . . . .          2,955             (4,671)                135
                 Inventories  . . . . . . . . . . . . . . . . . . . . . .        (35,190)              (952)            (12,968)
                 Prepaid expenses and other . . . . . . . . . . . . . . .           (871)             3,674              (4,466)
                 Intangibles and other assets . . . . . . . . . . . . . .          1,543             (4,173)               (903)
                 Accounts payable and accrued
                     liabilities  . . . . . . . . . . . . . . . . . . . .         31,534             10,840               3,840
                 Income taxes payable . . . . . . . . . . . . . . . . . .           (359)               149               1,909
                 Other long-term liabilities  . . . . . . . . . . . . . .         (2,994)              (239)                (89)
                                                                                --------            -------            --------
                          Total adjustments . . . . . . . . . . . . . . .            354             31,424             (11,468)
             Net cash (used in) provided by
                 operating activities . . . . . . . . . . . . . . . . . .         (2,445)            19,360               5,521

Cash flows from investing activities:
             Proceeds from disposal of fixed
                 assets     . . . . . . . . . . . . . . . . . . . . . . .            750                 --                  --
             Additions to property and equipment  . . . . . . . . . . . .        (21,702)           (16,443)             (9,044)
             Purchase of contract right and other . . . . . . . . . . . .             --             (6,637)                 --
             Short-term investments . . . . . . . . . . . . . . . . . . .           (119)            24,268              (9,145)
             Payments for acquisitions, net of cash
                 acquired . . . . . . . . . . . . . . . . . . . . . . . .         (3,964)           (10,378)                411
             Software investments . . . . . . . . . . . . . . . . . . . .           (318)              (175)               (206)
             Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (520)                --              (1,119)
                                                                                --------             -------           --------
             Net cash used in investing
                 activities . . . . . . . . . . . . . . . . . . . . . . .        (25,873)            (9,365)            (19,103)

Cash flows from financing activities:
             Notes payable  . . . . . . . . . . . . . . . . . . . . . . .         24,330             (1,272)                 51
             Proceeds from long-term financing
                 agreement  . . . . . . . . . . . . . . . . . . . . . . .          2,080                 --                  --
             Principal payments on capital leases . . . . . . . . . . . .           (787)              (940)               (964)
             Proceeds from exercise of stock
                 options (includes tax benefit) . . . . . . . . . . . . .            125                752               3,168
             Payment of cash dividends  . . . . . . . . . . . . . . . . .           (152)              (152)               (139)
                                                                                 -------            -------             -------
             Net cash provided by (used in)
                 financing activities . . . . . . . . . . . . . . . . . .         25,596             (1,612)              2,116

             Effect of exchange rate changes on
                 cash . . . . . . . . . . . . . . . . . . . . . . . . . .            248                758                (109)
                                                                                 -------            -------             -------

             Net increase (decrease) in cash and
                 cash equivalents . . . . . . . . . . . . . . . . . . . .         (2,474)             9,141             (11,575)
             Cash and cash equivalents at beginning
                 of year  . . . . . . . . . . . . . . . . . . . . . . . .         26,515             17,374              28,949
                                                                                 -------            -------             -------
             Cash and cash equivalents at end of  . . . . . . . . . . . .
                 year . . . . . . . . . . . . . . . . . . . . . . . . . .      $  24,041           $ 26,515           $  17,374
                                                                               =========           ========           =========

See accompanying notes to
consolidated financial statements

Telxon Corporation
and Subsidiaries


Consolidated Statement of
Changes in Stockholders' Equity

Dollars in Thousands (except per share amounts)

                                                                                                   Equity
                                                                                                 Adjustment
                                                                Additional                      for Foreign
                                                  Common         Paid-in         Retained        Currency        Unearned
                                                   Stock          Capital        Earnings       Translation      Compensation
                                                  ------        ----------       --------       -----------      ------------
Balance at March 31, 1991 . . . . . . . . .        $133          $45,503         $55,745          $   782         $    --

    Exercise of stock options   . . . . . .           8            7,119              --               --              --
    Dividends paid - $.01 per
         share    . . . . . . . . . . . . .          --               --            (139)              --              --
    Income tax benefit from
         stock option transac-
         tions    . . . . . . . . . . . . .          --            2,279              --               --              --
    Common Stock retired
         (187,500 shares) . . . . . . . . .          (2)          (1,450)         (2,507)              --              --
    Adjustment for foreign
         currency translation . . . . . . .          --               --              --              (62)             --
    Net income for 1992   . . . . . . . . .          --               --          16,989               --              --
                                                   ----          -------         -------          -------          ------
Balance at March 31, 1992 . . . . . . . . .         139           53,451          70,088              720              --

    Exercise of stock options   . . . . . .           1            1,352              --               --              --
    Dividends paid - $.01 per
         share    . . . . . . . . . . . . .          --               --            (152)              --              --
    Income tax benefit from
         stock option transac-
         tions    . . . . . . . . . . . . .          --            1,446              --               --              --
    Common Stock retired
         (27,527 shares)  . . . . . . . . .          --             (247)           (260)              --              --
    Stock issued under re-
         stricted stock plan,
         net of amortization  . . . . . . .           1            1,149              --               --            (800)
    Issuance of stock related
         to acquisitions  . . . . . . . . .          11           16,219              --               --              --
    Adjustment for foreign
         currency translation . . . . . . .          --               --              --           (2,835)             --
    Net loss for 1993   . . . . . . . . . .          --               --         (12,064)              --              --
                                                   ----          -------         -------           -------          ------
Balance at March 31, 1993 . . . . . . . . .         152           73,370          57,612           (2,115)           (800)

    Exercise of stock options   . . . . . .          --              120              --               --              --
    Dividends paid - $.01 per
         share    . . . . . . . . . . . . .          --               --            (152)              --              --
    Income tax benefit from
         stock option transac-
         tions    . . . . . . . . . . . . .          --               23              --               --              --
    Common stock retired
         (1,503 shares) . . . . . . . . . .          --               (9)             (8)              --              --
    Stock issued under re-
         stricted stock plan, net
         of amortization  . . . . . . . . .           1            1,326              --               --            (534)
    Adjustment for foreign
         currency translation . . . . . . .          --               --              --           (1,472)             --
    Net loss for 1994   . . . . . . . . . .          --               --          (2,799)              --              --
                                                   ----          -------        -------           -------         -------
Balance at March 31, 1994 . . . . . . . . .        $153          $74,830         $54,653          $(3,587)        $(1,334)
                                                   ====          =======         =======          =======          ======

See accompany notes to
consolidated financial statements

Telxon Corporation
and Subsidiaries


Notes to Consolidated Financial Statements

Dollars in Thousands (except per share amounts)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Foreign Currency Translation

The financial statements of foreign operations are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. Accordingly, all assets and liabilities are translated at current rates of exchange, and operating transactions are translated at weighted average rates during the year. The translation gains and losses are accumulated as a separate component of stockholders' equity until realized.

Cash and Cash Equivalents

The Company considers all highly liquid investments which are both readily convertible to cash and have a maturity of three months or less when purchased to be cash equivalents. At March 31, 1994, the Company had restricted cash of $1,000 related to funds held in escrow related to an acquisition. Because the restriction lapses within one year, these funds have been classified as current assets.

Short-Term Investments

Short-term investments are stated at the lower of cost or market. The Company has a widely diversified investment portfolio which is not concentrated in any one investment instrument or industry. The difference between the aggregate cost or market value for such investments was not material as of March 31, 1994 and 1993.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

Depreciation of property and equipment is provided over the estimated useful lives of the assets using the straight-line method for financial reporting purposes. The ranges of the estimated useful lives are: buildings, 19 years; machinery and equipment, furniture and fixtures, and transportation equipment, 3-10 years; marketing, customer service equipment, and tooling, 3 years; and leasehold improvements, over the shorter of the useful life of the asset or the life of the lease.

Software Costs, Intangibles and Other Assets

Software costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86.

Telxon Corporation
and Subsidiaries


Notes to Consolidated Financial Statements (Continued)


Purchased computer software is capitalized and amortized for both financial and tax reporting purposes, using the straight-line method, over the expected useful life of the software, generally from three to seven years. Similarly, internally developed computer software is capitalized and amortized for financial reporting purposes using the straight-line method over three years; for tax purposes, however, these costs are expensed as incurred. Product development and engineering expenses are expensed as incurred for both financial and tax reporting purposes.

Convertible subordinated debenture issue costs are amortized over the life of the debt, with accelerated amortization recorded on any debentures purchased; goodwill is amortized over five to ten years; non-compete agreements are amortized over the life of the related contract; and other assets are amortized over their expected useful life.

Revenue Recognition

Revenues from hardware sales and software licenses are recognized at the time of shipment. In accordance with Statement of Position 91-1, "Software Revenue Recognition", revenues from custom application software sales are recognized using a percentage-of-completion method. Revenues from customer service are recognized ratably over the maintenance contract period or as the services are performed.

Income Taxes

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Effective April 1, 1992, the Company adopted the provisions of SFAS No. 109 and has reported the $.4 million cumulative effect of that change in the method of accounting for income taxes in the fiscal 1993 consolidated statement of income. SFAS No. 109 requires a change from the deferred method of accounting for income taxes of Accounting Principles Board Opinion No. 11 ("APB 11") to the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial reporting basis of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of tax rate changes is recognized in income in the period that includes the enactment date. Tax credits, when available, are applied to reduce the provision for income taxes in the year in which the credits arise. Undistributed earnings of foreign subsidiaries are reinvested in their operations. Accordingly, no provision is made for additional income taxes that might be payable on the distribution of such earnings.

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Pursuant to the provisions of APB 11, which was applied in fiscal 1992 and prior years, deferred income taxes were recognized for income and expense items that were reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under this method, deferred taxes were not adjusted for subsequent changes in tax rates.

Earnings Per Share

Computations of earnings per common and common equivalent share of Common Stock are based on the weighted average number of common shares outstanding during the period (15,211,000 in 1994, 13,991,000 in 1993, and 13,630,000 in 1992),
increased by the net shares issuable on the assumed exercise of stock options using the treasury stock method (214,000 in 1994, 705,000 in 1993, and 437,000 in 1992). Common Stock purchase rights outstanding under the Company's stockholder rights plan, which potentially have a dilutive effect, have been excluded from the weighted common shares computation as preconditions to the exercisability of such rights were not satisfied.

Reclassifications

Certain items in the 1993 and 1992 consolidated financial statements and notes thereto have been reclassified to conform to the 1994 presentation.

NOTE 2 -- INVENTORIES

Inventories at March 31 consisted of the following:

                                                                                              1994                   1993
                                                                                            -------                --------
         Purchased components   . . . . . . . . . . . . . . . . . . . . . . . . .              $44,378              $30,686
         Work-in-process    . . . . . . . . . . . . . . . . . . . . . . . . . . .               18,664                9,451
         Finished goods . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               16,225               11,203
                                                                                               -------              -------
                                                                                               $79,267              $51,340
                                                                                               =======              =======

NOTE 3 -- PROPERTY AND EQUIPMENT

Property and equipment, at cost, at March 31 consisted of the following:

                                                                                             1994                    1993
                                                                                           -------                 --------
         Machinery and equipment  . . . . . . . . . . . . . . . . . . . . . . . .              $39,426              $33,119
         Tooling  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               15,243               11,851
         Furniture and office equipment . . . . . . . . . . . . . . . . . . . . .               13,889               12,168
         Capital lease assets and other . . . . . . . . . . . . . . . . . . . . .                6,203                3,882
         Leasehold improvements . . . . . . . . . . . . . . . . . . . . . . . . .                6,032                5,845
         Buildings, improvements and leasehold interest   . . . . . . . . . . . .                4,808                2,738
         Land     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,978                  420
         Transportation equipment . . . . . . . . . . . . . . . . . . . . . . . .                2,434                2,221
                                                                                               -------              -------
                                                                                                90,013               72,244
         Less-accumulated depreciation and
                 amortization . . . . . . . . . . . . . . . . . . . . . . . . . .               48,452               40,907
                                                                                               -------              -------
                                                                                               $41,561              $31,337
                                                                                               =======              =======

Telxon Corporation
and Subsidiaries


Notes to Consolidated Financial Statements (Continued)

Depreciation expense for 1994, 1993 and 1992 amounted to $11,238, $8,848 and $7,233, respectively.

Net capital lease retirements were $1,492, $190 and $181 in 1994, 1993 and 1992, respectively. These additions or retirements are non-cash transactions and, accordingly, have been excluded from property and equipment additions in the accompanying consolidated statement of cash flows. Amortization of capital lease assets has been included in depreciation expense. Accumulated depreciation related to capital lease assets aggregated $473, $2,101 and $1,466 in 1994, 1993 and 1992, respectively.

NOTE 4 -- INTANGIBLE AND OTHER ASSETS

Intangible and other assets, net, consisted of the following at March 31:

                                                                                               1994                 1993
                                                                                             -------              -------
         Capitalized software, net of amortization of $8,346 and $6,947 . . . . .              $ 4,433              $ 5,151
         Goodwill relating to acquisitions, net of
               amortization of $7,551 and $3,408  . . . . . . . . . . . . . . . .               19,354               25,156
         Non-compete agreements with former share-
               holders of acquisitions, net of
               amortization of $3,234 and $1,318  . . . . . . . . . . . . . . . .                3,236                5,152
         Licenses, net of short-term portion of
               $700 and amortization of $1,050 and $350 . . . . . . . . . . . . .                1,050                1,750
         Convertible subordinated debenture issue
               costs, net of amortization of $900 and $868  . . . . . . . . . . .                  581                  613
         Other, net of amortization of $5,595 and $5,285  . . . . . . . . . . . .                3,813                5,516
                                                                                               -------              -------
                                                                                               $32,467              $43,338
                                                                                               =======              =======


Amortization expense for the years ended March 31, was as follows:

                                                                            1994                1993                   1992
                                                                           ------              ------                 ------
         Capitalized software . . . . . . . . . . . . . . . . . .           $1,399              $1,560               $1,109
         Goodwill . . . . . . . . . . . . . . . . . . . . . . . .            4,143               2,179                  397
         Non-compete agreements . . . . . . . . . . . . . . . . .            1,916               1,318                   --
         Licenses . . . . . . . . . . . . . . . . . . . . . . . .              700                 350                   --
         Convertible subordinated debenture issue costs . . . . .               32                  32                   32
         Prepaid royalty  . . . . . . . . . . . . . . . . . . . .               --                  --                1,750
         Other  . . . . . . . . . . . . . . . . . . . . . . . . .              310                  35                  963
                                                                            ------              ------               ------
                                                                            $8,500              $5,474               $4,251
                                                                            ======              =======              ======

Telxon Corporation
and Subsidiaries


Notes to Consolidated Financial Statements (Continued)

In connection with the acquisition of Teletransaction Inc.
("Teletransaction"), the Company acquired the rights to consulting services (principally performed by Robert F. Meyerson, Chairman of the Board and Chief Executive Officer) from Accipiter Corporation ("Accipiter"), which is owned by Mr. Meyerson's wife and also secured a non-competition covenant from Accipiter and Mr. Meyerson. Aggregate payments for these rights were $3.6 million. The cost of these rights is being amortized over the five year terms of the agreements. See Note 14 for a description of the Teletransaction acquisition.

NOTE 5 -- SHORT-TERM FINANCING

Effective October 20, 1993, the Company entered into a revolving credit, term loan and security agreement which, as amended, is with two banks through March 31, 1996. The agreement calls for a credit limit of $50 million and bears interest at the banks' prime lending rate plus 1% or LIBOR plus 2.5%. The facility is secured by substantially all of the United States assets and certain foreign assets of the Company. The agreement contains restrictive covenants, certain of which require the Company to maintain specified levels of net worth and working capital and to meet certain current ratios, debt to net worth ratios, and fixed charge coverages. At March 31, 1994, the Company had $24,573 outstanding under the revolving credit facility of this agreement and was in compliance with all restrictive covenants contained in the agreement.

NOTE 6 -- ACCRUED LIABILITIES

Accrued liabilities at March 31 consisted of the following:

                                                                                                     1994             1993
                                                                                                   -------          -------
         Current liability to former shareholders of acquired companies . . . . . . . . . .          $ 1,533         $ 3,541
         Accrued payroll and other employee compensation  . . . . . . . . . . . . . . . . .           10,610          10,160
         Accrued commissions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,362           1,522
         Accrued taxes other than payroll and income taxes  . . . . . . . . . . . . . . . .            1,715           1,930
         Deferred customer service revenues . . . . . . . . . . . . . . . . . . . . . . . .            9,240           7,545
         Accrued royalties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,737           1,021
         Other accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,207           7,639
                                                                                                     -------         -------
                                                                                                     $35,404         $33,358
                                                                                                     =======         =======

NOTE 7 -- INCOME TAXES

Components of income (loss) before income taxes, extraordinary items and cumulative effect of an accounting change follow:

                                                                                  1994              1993              1992
                                                                                 -------          --------           -------
         Domestic operations  . . . . . . . . . . . . . . . . . . . . .          $(6,325)         $(24,330)          $17,979
         International operations . . . . . . . . . . . . . . . . . . .            4,401             8,649             7,058
                                                                                 -------          --------           -------
                                                                                 $(1,924)         $(15,681)          $25,037
                                                                                 =======          ========           =======

Telxon Corporation
and Subsidiaries


Notes to Consolidated Financial Statements (Continued)


As discussed in Note 1, the Company adopted the provisions of SFAS No. 109, effective April 1, 1992. The cumulative effect of this change in accounting for income taxes of $439 was determined as of April 1, 1992 and is reported separately in the consolidated statement of income for the year ended March 31, 1993. The effect of applying SFAS No. 109 on income (loss) before extraordinary items and cumulative effect of an accounting change for the year ended March 31, 1993 was insignificant. Prior years' financial statements have not been restated to apply the provisions of SFAS No. 109.

Components of the provision (benefit) for income taxes by taxing jurisdiction follow:

    Currently payable (refundable):                                                  1994            1993               1992
                                                                                   -------         -------            -------
           U.S. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $(1,748)        $(3,587)          $5,347
           State and local  . . . . . . . . . . . . . . . . . . . . . . . . .            70             (11)             703
           International  . . . . . . . . . . . . . . . . . . . . . . . . . .         1,801           2,653            2,179
                                                                                    -------         -------           ------
                                                                                        123            (945)           8,229
                                                                                    -------         -------           ------
    Deferred:
           U.S. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (382)         (4,221)            (149)
           State and local  . . . . . . . . . . . . . . . . . . . . . . . . .          (121)            (13)              --
           International  . . . . . . . . . . . . . . . . . . . . . . . . . .           203            (206)             (32)
                                                                                    -------         -------           ------
                                                                                       (300)         (4,440)            (181)
                                                                                   -------          -------           ------
    Charge equivalent to tax effect of
           operating loss carryovers utilized   . . . . . . . . . . . . . . .         1,052           1,329            1,091
                                                                                    -------         -------           ------
    U.S. and international taxes (benefit) on
           income before extraordinary credit . . . . . . . . . . . . . . . .       $   875         $(4,056)          $9,139
                                                                                    =======         =======           ======


The reconciliation between the reported total income tax expense (benefit) and the amount computed by multiplying income (loss) before income taxes and cumulative effect of an accounting change by the U.S. federal statutory tax rate is as follows:

                                                                                    1994             1993                1992
                                                                                   ------           ------               -----
    U.S. federal statutory tax rate   . . . . . . . . . . . . . . . . . . . .        (34.0)%          (34.0)%            34.0%
    International tax rate differential
         including adjustments for intercompany
         eliminations . . . . . . . . . . . . . . . . . . . . . . . . . . . .         48.4              5.3               3.5
    State and local taxes   . . . . . . . . . . . . . . . . . . . . . . . . .         (1.8)            (0.1)              2.2
    Research and development credits    . . . . . . . . . . . . . . . . . . .        (22.6)            (0.2)             (0.3)
    Tax benefits related to export sales    . . . . . . . . . . . . . . . . .           --               --              (1.2)
    Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         80.1              3.5               0.4
    Change in deferred tax asset valuation
         allowance  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (16.2)              --                --
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (8.4)            (0.4)             (2.1)
                                                                                     -----            -----             -----
         Consolidated effective income tax rate   . . . . . . . . . . . . . .         45.5%           (25.9)%            36.5%
                                                                                     =====            ======            =====

Deferred taxes related to temporary differences between the financial reporting basis of assets and liabilities and their respective tax basis (1994 and 1993) and timing differences in the recognition of revenues and expenses for tax and financial reporting purposes (1992) follow:

                                                                               1994               1993                1992
                                                                              ------            -------              ------
         Inventory obsolescence . . . . . . . . . . . . . . . . . . . .        $(919)             $(1,164)           $(126)
         Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .         (137)                  55               (3)
         Bad debt reserve . . . . . . . . . . . . . . . . . . . . . . .          412                 (500)             185
         Accrued taxes  . . . . . . . . . . . . . . . . . . . . . . . .           (8)                 (15)              55
         Computer software costs  . . . . . . . . . . . . . . . . . . .          (91)                (102)             (98)
         Restricted stock compensation  . . . . . . . . . . . . . . . .         (214)                 313               --
         Restructuring reserves . . . . . . . . . . . . . . . . . . . .          495                 (600)              --
         Severance  . . . . . . . . . . . . . . . . . . . . . . . . . .          325               (1,461)              --
         Other items  . . . . . . . . . . . . . . . . . . . . . . . .           (204)                (966)            (194)
                                                                               -----              -------             -----
                                                                               $(341)             $(4,440)           $(181)
                                                                               =====              =======            =====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 1994 are presented below:

                                                                                                                      1994
                                                                                                                    -------
Deferred tax assets:
         Allowance for doubtful accounts  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    864
         Inventory obsolescence . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,400
         Uniform capitalization costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             878
         Restructuring reserves . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             241
         Severance and vacation pay accruals  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,396
         State and local income taxes, net of federal benefit . . . . . . . . . . . . . . . . . . . . . . . .             863
         Net operating loss and research and development credit
                 carryovers . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,561
         State and local tax carryovers, net of federal benefit . . . . . . . . . . . . . . . . . . . . . . .             707
         Undistributed losses of affiliated companies . . . . . . . . . . . . . . . . . . . . . . . . . . . .             490
         Contribution and capital loss carryovers . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             232
         Deferred revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             255
         Other    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,267
                                                                                                                      -------
                 Total gross deferred tax assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12,154
                 Less valuation allowance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (4,336)
                                                                                                                      -------
                 Total deferred tax assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,818
                                                                                                                      -------

Deferred tax liabilities:
         Prepaid healthcare costs   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (344)
         Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,273)
         Restricted stock compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (99)
         State and local income taxes, net of federal benefit . . . . . . . . . . . . . . . . . . . . . . . .            (206)
         Other    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (160)
                                                                                                                      -------
                 Total gross deferred tax liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,082)
                                                                                                                      -------

                 Net deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 5,736
                                                                                                                      =======


The valuation allowance for deferred tax assets as of April 1, 1993 was $3,163. The net change in the total valuation allowance for the year ended March 31, 1994 was an increase of $1,173. The net deferred tax asset is deemed realizable based on the Company's ability to recognize taxable income in prior carryback years and is classified in the prepaid expenses and other ($4,230) and intangible and other assets, net ($1,506) caption on the consolidated balance sheet.

Telxon Corporation
and Subsidiaries


Notes to Consolidated Financial Statements (Continued)


Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of March 31, 1994 will be allocated as follows:

                                                                            1994
                                                                            ------
Income tax benefit that would be reported in the
       consolidated statement of income . . . . . . . . . . . . . .         $2,240
Income tax benefit that would reduce goodwill and
       other noncurrent intangible assets  . . . . . . . . . . . .           2,096
                                                                            ------
                 Total                                                      $4,336
                                                                            ======


No provision for U.S. income taxes on $22,684 of undistributed earnings of international subsidiaries at March 31, 1994 has been made because these earnings are indefinitely reinvested in the subsidiaries. Determination of the amount of the unrecognized deferred tax liability for temporary differences related to investment in foreign subsidiaries is not practicable.

Income taxes paid in 1994, 1993 and 1992 were $2,282, $4,483 and $6,414, respectively. Income tax refunds received in fiscal 1994 aggregated $5,486. No income tax refunds were received in fiscal 1993 or fiscal 1992.

As of March 31, 1994, the Company had foreign operating loss carryovers and research and development credit carryovers for both tax and financial reporting purposes of $1,294 and $672, respectively. Certain of these carryovers aggregating $512 for both tax and financial reporting purposes have indefinite carryover periods. The remaining carryovers expire at various dates through fiscal 1999. As a result of acquisitions in prior years, the Company has domestic operating loss carryovers and research and development credit carryovers for tax and financial reporting purposes in the amounts of $2,061 and $188, respectively. These carryovers expire at various dates through fiscal 2008. There can be no assurance that foreign and U.S. tax carryovers will be utilized.

NOTE 8 -- STOCK OPTIONS AND RESTRICTED STOCK

During the periods shown below, the Company had in effect three stock option plans for the officers and other key employees of the Company - the Telxon Corporation 1983 Stock Option Plan (the "1983 Plan"), the Telxon Corporation 1988 Stock Option Plan (the "1988 Plan") and the Telxon Corporation 1990 Stock Option Plan (the "1990 Plan"). The options outstanding under the 1983 Plan, the 1988 Plan and the 1990 Plan generally vest in equal installments over a three-year period on the first three anniversary dates after the date of grant. The option price is equal to the market price for the Company's Common Stock at the time of grant.

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)


The following is a summary of the activity in the Company's stock option plans during fiscal 1992, 1993 and 1994:

                                                                                                   Stock Options
                                                                                          -----------------------------
                                                                                                             Average Price
                                                                                         Shares                Per Share
                                                                                       ----------          ---------------
March 31, 1991    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,850,510                $10.94
     Granted  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           245,750                 22.35
     Exercised  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (747,573)                 9.06
     Returned to pool due to employee
        terminations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (75,459)                12.72
                                                                                      ---------
March 31, 1992    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,273,228                 14.14
     Granted      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           558,500                 12.13
     Exercised    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (137,404)                 9.00
     Returned to pool due to employee
        terminations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (249,168)                15.04
                                                                                      ---------
March 31, 1993    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,445,156                 13.69
     Granted        . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           803,011                 10.68
     Exercised    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (18,003)                 6.63
     Returned to pool due to employee
        terminations and one-for-two program  . . . . . . . . . . . . . . . .          (477,464)                20.11
                                                                                      ---------
March 31, 1994    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,752,700                $10.64
                                                                                      =========


At March 31, 1994, there were no options outstanding or exercisable under the 1983 Plan. At March 31, 1994, there were 233,284 options outstanding and exercisable under the 1988 Plan at $5.125 to $11.00 per share. At March 31, 1994, there were 1,519,416 options exercisable under the 1990 Plan at $8.75 to $23.00 per share.

Options available to be granted under the 1990 Plan at March 31, 1994, were 297,679. No further options can be granted under the 1983 Plan or the 1988 Plan.

The Company also has in effect a stock option plan for non-employee directors (the "Director Plan"). During the fiscal year ended March 31, 1994, 80,000 options were granted at an average price per share of $10.75. At March 31, 1994, there were 191,665 options outstanding under the Director Plan at $9.125 to $23.00 per share. Options available to be granted under the Director Plan at March 31, 1994 were 50,000.

At March 31, 1994, there were 12,000 options outstanding and exercisable at $14.63 per share which were not granted under the Company's stock option plans. During fiscal 1993, no options were exercised.

Effective September 14, 1993, a committee of the Company's Board of Directors approved a voluntary program which enabled all employees (other than directors) of the Company as of September 14, 1993 to trade existing options under the 1990 Plan, with option prices in excess of the then current market price, for new options on a one-for-two basis at $10.125 per share, the September 14, 1993 market price of the Company's stock. As a result of the program, there was a 174,911 shares net reduction in the stock options outstanding.

Telxon Corporation
and Subsidiaries


Notes to Consolidated Financial Statements (Continued)


In connection with its acquisition of Itronix Corporation ("Itronix") further described in Note 14, the Company issued an aggregate of 47,980 shares of restricted Company stock to three Itronix officers. Such shares were not granted under the Restricted Stock Plan as described below. At March 31, 1994, all such restricted shares continued to be subject to forfeiture.

During fiscal 1993, the Company adopted a Restricted Stock Plan (the "Restricted Stock Plan"), under which 250,000 shares may be issued. A committee of the Board of Directors determines the time periods during which and the criteria upon which the Restricted Stock is subject to forfeiture. During fiscal 1994, 70,000 shares, which vest over a three year period, were granted under the Restricted Stock Plan. At March 31, 1994, 40,000 shares granted under the Restricted Stock Plan prior to fiscal 1994 had vested, 130,000 shares granted thereunder (including 70,000 granted in fiscal 1994) were outstanding subject to forfeiture and 80,000 shares were available for grant.

NOTE 9 -- LEASES

The Company leases certain equipment under capital leases generally for terms of five years or less with renewal and purchase options. The present value of future minimum lease payments for these capital lease obligations is reflected in the consolidated balance sheet as current and noncurrent capital lease obligations. In addition, the Company leases office facilities, customer service locations and certain equipment under noncancelable operating leases.

Future minimum lease payments for years ending March 31, are as follows:

                                                                                                 Capital            Operating
                                                                                                  Leases             Leases
                                                                                                 -------            ---------
1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  438             $ 6,266
1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            365               5,552
1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            122               4,659
1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --               3,482
1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --               3,064
2000 and thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --               6,427
                                                                                                 ------            -------
                                                                                                   925             $29,450
                                                                                                                   =======
Amount representing interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (71)
                                                                                                ------
Present value of net minimum lease payments . . . . . . . . . . . . . . . . . . . . . .            854
Current portion   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (391)
                                                                                                ------
Long-term portion . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  463
                                                                                                ======


The Company has an option to purchase the 100,000-square-foot facility currently occupied by its corporate and engineering offices. The purchase option is exercisable for a price equal to the fair market value of the premises as determined by an independent appraisal prior to September 1, 2001.

Rent expense for 1994, 1993 and 1992 amounted to $7,962, $7,291 and $6,405, respectively.

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)


NOTE 10 -- LONG-TERM DEBT

Long-term debt at March 31, 1994 and 1993 consisted of $24,734 of 7-1/2% Convertible Subordinated Debentures issued June 1, 1987, due in the year 2012. The current conversion price of $26.75 is subject to adjustment in certain events. Interest is payable on June 1 and December 1 in each year, and commenced December 1, 1987. On or after June 1, 1994, the Debentures are redeemable at any time at the option of the Company, in whole or in part, at 102.25% of the principal amount redeemed, declining annually to par on and after June 1, 1997. The sinking fund requires mandatory annual payments of 5% of the original $46,000 principal amount commencing June 1, 1997, calculated to retire 75% of the issue prior to maturity. During fiscal 1991, the Company purchased and retired Debentures with a principal face amount aggregating $21,266 which will be applied to the earliest of the Company's sinking fund payment obligations.

Effective March 25, 1994, the Company entered into a long-term financing agreement to borrow $2,080. The long-term portion of this debt is classified in the other long-term liabilities caption of the consolidated balance sheet. This agreement is secured by certain transportation equipment owned by the Company and bears interest at the Federal Reserve Commercial Paper Rate plus 3.15%. At March 31, 1994, the actual rate was 6.77%. The maturities of this note for the next four years after March 31, 1994 are $243, $257, $275, $294, respectively. Amounts maturing thereafter aggregate $1,011.

In addition, the Company has a $500 subordinated promissory note assumed in connection with the acquisition of Itronix, which is due June 30, 1996 and on which interest is due at the rate of prime plus one-half percent. This note has been classified in the other long-term liabilities caption of the consolidated balance sheet.

Total interest paid by the Company in 1994, 1993 and 1992 was $2,498, $2,291, and $2,148, respectively.

NOTE 11 -- STOCKHOLDERS' EQUITY

On May 3, 1985, the Board of Directors approved a stock split of three shares for every two shares outstanding, effective June 21, 1985, for holders of record on May 20, 1985.

On April 8, 1986, the Board of Directors approved a stock split of three shares for every two shares outstanding, effective May 12, 1986, for holders of record on April 22, 1986.

These stock splits have been retroactively reflected in the accompanying financial statements and all stock-related disclosures.

During fiscal 1988, the Company purchased 544,100 shares or 4.1% of its Common Stock for $7,283 at an average price of $13.39. As authorized by the Board of Directors, the purchased shares were retired.

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)


The exercise of non-qualified stock options results in state and federal income tax benefits to the Company equal to the difference between the market price at the date of exercise and the option price. During 1994, 1993 and 1992, $23, $1,446 and $2,279, respectively was credited to additional paid-in capital as a result of such option exercises.


NOTE 12 -- BUSINESS SEGMENT

The Company designs, develops, manufactures, markets and services portable interactive microcomputer systems. The Company's business is a single segment. The Company does not believe that it is dependent upon any one customer or group of customers.

The Company sells its products to customers in diversified industries, primarily in North America and Europe. The Company realizes approximately one-half of its revenues from customers in retail industries who are in widely diversified geographic locations and markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses have historically been within management's expectations.

The Company has operations in the United States, Europe, Canada, Australia and Asia. Information for 1993, 1992 and 1991 follows below.

Of the U.S. revenues from unaffiliated customers in 1994, 1993 and 1992, $14,704, $10,265, and $8,591 are export revenues from markets in Europe, Canada, South America, Asia, Africa and the Middle East.

Transfers between geographic areas were at cost plus a negotiated mark-up.

Assets of geographic areas are identified with the operations of each area. Corporate assets consist of property and equipment.

                                                    United                                 Adjustment &
    1994                                           States        Europe       Other         Elimination           Consolidated
    ----                                           ------        -------      -----        -------------          ------------
Revenues from unaffiliated customers  . . .      $226,885      $44,561      $24,547         $     --               $295,993
Transfers between geographic areas  . . . .        28,737          607       16,236          (45,580)                    --
                                                 --------      -------      -------        ---------               --------
         Total revenues . . . . . . . . . .      $255,622      $45,168      $40,783         $(45,580)              $295,993
                                                 ========      =======      =======         ========               ========

Operating income  . . . . . . . . . . . . .      $ 20,462      $ 1,685      $ 3,247         $   (572)              $ 24,822
                                                 ========      =======      =======         ========
Interest expense, net . . . . . . . . . . .                                                                          (1,806)
Foreign currency transaction gain, net. . .                                                                             254
Corporate expenses, net . . . . . . . . . .                                                                         (25,194)
                                                                                                                   --------
Loss before income taxes, extraordinary
 items, and cumulative effect of
 an accounting change . . . . . . . . . . .                                                                        $ (1,924)
                                                                                                                   ========
Identifiable assets at March 31, 1994 . . .      $186,801      $31,277      $31,292          $    --               $249,370
                                                 ========      =======      =======          ========

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

                                                   United                                  Adjustment &
    1994                                           States        Europe       Other        Elimination        Consolidated
    ----                                           ------        -------      -----        -------------       ------------
Corporate assets  . . . . . . . . . . . . .                                                                        10,598
                                                                                                                 --------
Total assets at March 31, 1994  . . . . . .                                                                      $259,968
                                                                                                                 ========

                                                   United                                  Adjustment &
    1993                                           States        Europe       Other        Elimination        Consolidated
    ----                                           ------        -------      -----        -------------      ------------
Revenues from unaffiliated customers  . . .      $175,022       $43,575      $19,817        $     --             $238,414
Transfers between geographic areas. . . . .        20,338           436       12,385         (33,159)                  --
                                                  -------       -------       ------        --------             --------
          Total revenues  . . . . . . . . .      $195,360       $44,011      $32,202        $(33,159)            $238,414
                                                 ========       =======      =======        ========             ========
Operating income  . . . . . . . . . . . . .      $  1,684       $ 4,722      $ 4,263        $ (1,569)            $  9,100
                                                 ========       =======      =======        ========
Interest expense, net . . . . . . . . . . .                                                                          (324)
Foreign currency transaction gain, net. . .                                                                           589
Corporate expenses, net . . . . . . . . . .                                                                       (25,046)
                                                                                                                 ========
Loss before income taxes, extraordinary
 items, and cumulative effect of
 an accounting change . . . . . . . . . . .                                                                      $(15,681)
                                                                                                                 ========
Identifiable assets at March 31, 1993 . . .      $146,081       $28,724      $28,861        $     --             $203,666
                                                 ========       =======      =======        ========
Corporate assets  . . . . . . . . . . . . .                                                                         8,955
                                                                                                                 --------
Total assets at March 31, 1993  . . . . . .                                                                      $212,621
                                                                                                                 ========

                                                   United                                  Adjustment &
    1992                                           States        Europe       Other        Elimination        Consolidated
    ----                                           ------        -------      -----        -------------      ------------
Revenues from unaffiliated customers  . . .      $153,032       $44,050      $17,938         $    --             $215,020
Transfers between geographic areas  . . . .        21,031           866           --         (21,897)                  --
                                                 --------       -------      -------        --------             --------
         Total revenues . . . . . . . . . .      $174,063       $44,916      $17,938        $(21,897)            $215,020
                                                 ========       =======      =======        ========             ========
Operating income  . . . . . . . . . . . . .      $ 34,268       $ 5,823      $   505        $    139             $ 40,735
                                                 ========       =======      =======        ========
Interest income, net  . . . . . . . . . . .                                                                           795
Foreign currency transaction gain, net. . .                                                                           178
Corporate expenses, net . . . . . . . . . .                                                                       (16,671)
                                                                                                                 --------
Income before income
 taxes and extraordinary item   . . . . . .                                                                      $ 25,037
                                                                                                                 ========
Identifiable assets at March 31, 1992 . . .      $149,691       $31,476      $10,746        $     --             $191,913
                                                 ========       =======      =======        ========
Corporate assets  . . . . . . . . . . . . .                                                                         7,249
                                                                                                                  -------
Total assets at March 31, 1992  . . . . . .                                                                      $199,162
                                                                                                                 ========
                                                                       45

Telxon Corporation
and Subsidiaries


Notes to Consolidated Financial Statements (Continued)


NOTE 13 -- INTERNATIONAL OPERATIONS

The consolidated financial statements include the following with respect to the net income and net assets of the Company's international subsidiaries and branches during the three years ended March 31:

                                                                                1994              1993               1992
                                                                              -------            -------           -------
         Net income   . . . . . . . . . . . . . . . . . . . . . . . . .       $ 2,694            $ 5,942           $ 4,382
         Net assets   . . . . . . . . . . . . . . . . . . . . . . . . .       $46,470            $46,631           $32,205

NOTE 14 -- ACQUISITIONS AND DIVESTITURES

Effective March 1, 1992, the Company acquired, for $3 million in cash plus a deferred payment provision of $2 million, the assets and business of Retail Management Systems Corporation ("RMS"), a company that designs and integrates software for the retail industry. The cash payment of $3 million was made subsequent to March 31, 1992 and, accordingly, was classified as a current liability as of that date. The acquisition was accounted for as a purchase, and $4.4 million of the purchase price was allocated to software and has been included in the other assets section of the consolidated balance sheet. These intangible assets are being amortized on a straight-line basis over a 7 year period.

Effective April 10, 1992, the Company acquired Telesystems SLW Inc. ("Telesystems") of Toronto, Ontario, Canada, a developer and supplier of wireless data communications and local area networks using spread spectrum radio technology. The purchase price consisted of approximately $2.6 million in cash and 353,172 shares of the Company's Common Stock which is treated as a non-cash item in the accompanying consolidated statement of cash flows. In connection with the acquisition, the Company acquired approximately $3.5 million (U.S.) of Canadian federal tax non-capital loss carryforwards and $.3 million (U.S.) of investment tax credits which were used to reduce income taxes payable and the goodwill relating to the acquisition. In addition, the Company acquired a non-compete agreement with the founders of Telesystems for which it paid $4.8 million in cash. The excess of the purchase price over the fair value of the net assets acquired approximates $8.6 million, net of tax credits utilized in fiscal 1994 of $.6 million, and is being amortized on a straight-line basis over a ten year period. The acquisition was accounted for as a purchase.

Effective February 2, 1993, the Company acquired the remaining 55% of the common stock of Teletransaction for a purchase price of 720,000 shares of the Company's Common Stock, which is treated as a non-cash item in the accompanying consolidated statement of cash flows. The Company previously acquired 15% of Teletransaction's common stock in March 1992 for $1.7 million and an additional 30% of Teletransaction's common stock in December 1992 for $3.0 million; these investments were accounted for under the equity method prior to the acquisition of the remaining shares of Teletransaction in February 1993. Teletransaction, which was owned by Mr. Meyerson and members of his family as well as Teletransaction employees prior to the acquisition, is the owner of certain technology, product

Telxon Corporation
and Subsidiaries


Notes to Consolidated Financial Statements (Continued)

development and design rights related to portable pen-based products. The common stock of the Company issued to shareholders of Teletransaction were at the time of issuance subject to restrictions for periods ranging from 1 to 3 years. This business combination has been treated as a purchase and the resulting goodwill of $13.3 million is included in the other assets caption of the consolidated balance sheet and is being amortized on a straight-line basis over a 5 year period.

Effective March 1, 1993, the Company acquired, for $3.0 million in cash plus a deferred payment provision of $1.0 million, all of the common stock of Itronix, a Washington corporation which designs and manufactures hand-held computers, systems components and software for the mobile workforce and field service markets. The cash purchase price was paid subsequent to March 31, 1993, and accordingly, was classified as a current liability as of that date. The acquisition was accounted for as a purchase, and the resulting goodwill of $2.5 million, net of goodwill adjustments of $1.1 million, is being amortized on a straight-line basis, over a 10 year period.

The following unaudited proforma combined results of operations for the years ended March 31, 1993 and March 31, 1992, assume the acquisitions of Telesystems, Teletransaction and Itronix had occurred April 1, 1991. The combined results below, which are based on various assumptions, are not necessarily indicative of what would have occurred had the acquisitions been consummated as of April 1, 1991.

                                                                                             (Unaudited)
                                                                                   For the years ended March 31,
                                                                                  -----------------------------
                                                                                  1993                      1992
                                                                              -----------                ----------
Total revenues                                                                 $249,424                   $228,314
Income (loss) before extraordinary
         items and cumulative effect
         of an accounting change                                                (17,148)                     9,772
Net income (loss)                                                               (17,587)                    10,863
Net income (loss) per share                                                    $  (1.15)                   $   .72


In May, 1990, the Company disposed of Information Management Group ("IMG"), an operating division of the Company's Retail Automation Group, to Telxon's former Vice President of Marketing. IMG, acquired in 1989, provided integrated retail store management and corporate-level accounting software for IBM's 3X series and A/S 400 computers. The Company incurred a loss of $4,577 on the sale which was fully reserved as of March 31, 1990. IMG's revenues and operating loss amounted to $1,558 and $2,224, respectively, in 1990.

During fiscal 1994, 1993 and 1992, the Company recorded royalty income (expense) due from (to) IMG of $110, $(117) and $117, respectively.

NOTE 15 -- COMMITMENTS AND CONTINGENCIES

Pursuant to a Settlement Agreement dated November 4, 1988, between the Company and Symbol Technologies, Inc. ("Symbol") relating to the termination of the Company's tender offer to purchase all the common stock

Telxon Corporation
and Subsidiaries


Notes to Consolidated Financial Statements (Continued)

of MSI Data Corporation ("MSI"), the Company entered into an agreement, which was amended and restated effective September 30, 1992, providing, among other things, for the licensing of certain Symbol and MSI patented technologies for specified royalties. Under the agreement as amended and restated, the Company paid $2.8 million for certain license fees and is obligated to pay the following ongoing royalties based on the sales value of Company products incorporating the licensed technologies: (i) from 10% on the first $25 million in cumulative sales, declining to 5% on cumulative sales in excess of $100 million, of products utilizing a MSI patent; and (ii) 7.5% on all sales of products utilizing one or more of the Symbol patents.

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

On April 16, 1993, Plaintiffs filed their Motion for Class Certification. The defendants, including the Company, filed their briefs in opposition to Class Certification on October 13, 1993. On December 17, 1993, the District Court certified the class, consisting of Telxon stockholders, other than defendants and their affiliates, who purchased Telxon common stock between May 20, 1992 and December 14, 1992. The defendants intend to vigorously defend this Consolidated Class Action, however, the ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for any liability that may result from adjudication has been made in the accompanying consolidated financial statements.

On September 21, 1993, a derivative Complaint was filed in the Court of Chancery of the State of Delaware, in and for Newcastle County, by an alleged stockholder of Telxon derivatively on behalf of Telxon. The named defendants are the Company; Robert F. Meyerson, Chairman of the Board and Chief Executive Officer; Dan R. Wipff, President, Chief Operating Officer and Chief Financial Officer and director; Robert A. Goodman, Corporate Secretary and outside director; Norton W. Rose, outside director and Dr. Raj Reddy, outside
director.   The Complaint alleges  breach of fiduciary

Telxon Corporation
and Subsidiaries


Notes to Consolidated Financial Statements (Continued)


duty to the Company and waste of the Company's assets in connection with certain transactions entered into by Telxon and compensation amounts paid by the Company. The Complaint seeks an accounting, injunction, rescission, attorneys' fees and costs. On November 12, 1993, Telxon and the individual director defendants filed a Motion to Dismiss. The plaintiff filed his brief in opposition to the Motion on May 2, 1994. The defendants intend to file a responsive final brief and to vigorously defend this action.

In the normal course of its operations, the Company is subject to performance under contracts, and has various legal actions pending. However, in management's opinion, any such outstanding matters have been reflected in the consolidated financial statements, are covered by insurance or, would not have a material adverse effect on the Company's consolidated financial position.


NOTE 16 -- QUARTERLY DATA (UNAUDITED)

                                                                                    Quarter
                                                         ---------------------------------------------------------------------
1994                                                         First        Second         Third         Fourth(a)         Year
- ----                                                        -------      -------        -------        ---------       --------
Revenues  . . . . . . . . . . . . . . . . . . . . . .       $56,541       $63,085        $76,968        $99,399        $295,993
Gross profit  . . . . . . . . . . . . . . . . . . . .        24,445        25,436         31,870         38,937         120,688
Net income (loss)   . . . . . . . . . . . . . . . . .       $(1,977)      $(1,090)       $  (617)       $   885        $ (2,799)
                                                            =======       =======        =======        =======        ========
Earnings per common and common equivalent share:
Net income (loss) per share   . . . . . . . . . . . .       $  (.13)      $  (.07)       $  (.04)       $   .06        $   (.18)
                                                            =======       =======        =======        =======        ========

(a) During the fourth quarter of fiscal 1994, the Company recorded pretax charges aggregating $3.4 million. These charges included $1.6 million related to severance, $1.2 million related to inventory obsolescence and $1.7 million related to physical inventory adjustments. These charges were offset by miscellaneous adjustments increasing pretax income of $1.1 million.

        After the related income tax benefit, the aggregate impact on fourth quarter earnings was $(2.1) million or $(.13) per share.

                                                                                     Quarter
                                                           --------------------------------------------------------------
1993                                                       First(a)   Second         Third(b)        Fourth(c)      Year
- ----                                                       -------    ------         --------        ---------    -------
Revenues      . . . . . . . . . . . . . . . . . . . .      $67,412     $66,380        $48,910        $55,712      $238,414
Gross profit  . . . . . . . . . . . . . . . . . . . .       26,854      26,964         16,544         14,585        84,947

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)


                                                                                    Quarter
                                                           ------------------------------------------------------------
1993                                                        First(a)    Second      Third(b)      Fourth(c)       Year
- ----                                                        -------     ------      --------      ---------      ------
  Income (loss) before cumu-
    lative effect of an
    accounting change   . . . . . . . . . . . . . . .        4,372       3,504        (9,127)      (10,374)      (11,625)
  Cumulative effect of a
    change in accounting for
    income taxes  . . . . . . . . . . . . . . . . . .         (439)         --            --            --          (439)
                                                           -------     -------       -------      --------      --------
Net income (loss) . . . . . . . . . . . . . . . . . .      $ 3,933     $ 3,504       $(9,127)     $(10,374)     $(12,064)
                                                           =======     =======       =======      ========      ========
Earnings per common and common
  equivalent share:
    Income (loss) before
      cumulative effect of an
      accounting change   . . . . . . . . . . . . . .        $ .30       $ .24         $(.63)        $(.70)        $(.79)
Cumulative effect of a change
  in accounting for income
  taxes       . . . . . . . . . . . . . . . . . . . .         (.03)         --            --            --          (.03)
                                                             -----       -----         -----         -----         -----
Net income (loss) per share . . . . . . . . . . . . .      $   .27     $   .24       $  (.63)     $   (.70)     $   (.82)
                                                           =======     =======       =======      ========      ========


 (a) As discussed in Note 1, the Company adopted the provisions of SFAS No. 109 during the fourth quarter of fiscal 1993, effective April 1, 1992. As a result, the first quarter has been restated to reflect the cumulative effect adjustment of $.4 million.

         During the third quarter of fiscal 1993, the Company recognized the following pre-tax provisions for restructuring and other non-recurring charges aggregating $11.4 million and consisting of: inventory obsolescence of $3.1 million, severance costs of $3.8 million, provision for bad debts and credits granted on sales of $1.8 million, compensation expense related to restricted stock awards of $1.0 million, and miscellaneous charges of $1.7 million.

         After the related income tax benefit, the aggregate impact on earnings for the first three quarters of fiscal 1993 was $(7.8) million or $(.53) per share.

(b) During the fourth quarter of fiscal 1993, the Company recognized pre-tax provisions for restructuring and other non-recurring charges aggregating $11.3 million. These charges were primarily related to the following items: inventory obsolescence of $4.5 million, relocation and severance costs of $3.7 million, professional fees of $2.2 million, and miscellaneous charges of $.9 million.

         After the related income tax benefit, the aggregate impact on fourth quarter earnings was $(7.8) million or $(.53) per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

                                    PART III

Except for certain information relating to the Company's Executive Officers included in Part I of this Form 10-K, the information called for by this Part III is not set forth herein but is incorporated by reference from the definitive proxy statement which the Company intends to file with the Securities and Exchange Commission within 120 days of the close of its fiscal year ended March 31, 1994, with respect to the 1994 Annual Meeting of the Company's Stockholders scheduled to be held August 19, 1994, or will otherwise be timely filed.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)     List of documents filed as part of this Report:

                 1. Consolidated Financial Statements: Reference is made to the Index on Page 26 herein.

                 2. Financial Statement Schedules: Reference is made to the Index on Page 26 herein. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                 3.    Exhibits.

         (b) The Company did not file a Form 8-K during its last quarter of fiscal 1994.

(3)      EXHIBITS

                  3.1 Restated Certificate of Incorporation of Registrant, incorporated by reference to Exhibit No. 3.1 to Registrant's Form 10-K filed for the year ended March 31, 1993.

                  3.2 Amended and Restated By-Laws of Registrant, incorporated by reference to Exhibit No. 3.2 to Registrant's Form 10-K filed for the year ended March 31, 1993.

                            3.2.1 Amendment and Restatement of Article III of the Amended By-Laws of Registrant dated July 23, 1989, incorporated by reference to Exhibit No. 19.ii.1 to Registrant's Form 10-Q filed for the quarter ended September 30, 1989.

                  4.1 Portions of the Restated Certificate of Incorporation of Registrant pertaining to the rights of holders of Registrant's Common Stock, par value $.01 per share incorporated by reference to
                            Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year ended March 31, 1993.

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

                             4.4.1    Form of the Registrant's 7-1/2%
                                      Convertible Subordinated Debentures
                                      Due 2012 (set forth in the form of
                                      Indenture included as Exhibit 4.4 to
                                      this Annual Report on Form 10-K).

                 10.1       Compensation and Benefits Plans of the Registrant.

                            10.1.1 Amended and Restated Retirement and Uniform Matching Profit-Sharing Plan of Registrant, effective July 1, 1993, filed herewith.

                                      10.1.1.a     Amendment, dated
                                                   January 1, 1994, filed
                                                   herewith.

                                      10.1.1.b     Amendment, dated April 1,
                                                   1994, filed herewith.

                            10.1.2 1988 Stock Option Plan of Registrant, filed herewith.

                                      10.1.2.a     Amendment, dated
                                                   January 31, 1990, filed
                                                   herewith.

                            10.1.3         1990 Stock Option Plan of the
                                           Registrant, as amended, filed
                                           herewith.

                            10.1.4         1990 Stock Option Plan of the
                                           Registrant for non-employee
                                           directors, as amended, filed
                                           herewith.

                            10.1.5 Non-Qualified Stock Option Agreement between the Registrant and Dan R. Wipff, dated October 17, 1988, filed herewith.

                            10.1.6 Non-Qualified Stock Option Agreement between the Registrant and Raj Reddy, dated as of October 17, 1988, filed herewith.

                            10.1.7         Description of compensation
                                           arrangements between the Registrant
                                           and Robert F. Meyerson, Chairman of
                                           the Board of Registrant,
                                           incorporated herein by reference to
                                           Exhibit 10.14 to Registrant's Form
                                           10-K filed for the year ended March
                                           31, 1990.

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

                            10.1.11 Employment Agreement between the Registrant and John H. Cribb effective as of April 1, 1993, filed herewith.

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

                            10.1.14 Employment Agreement between the Registrant and D. Michael Grimes, dated as of February 25, 1993, incorporated herein by reference to
                                           Exhibit 10.1.14 to the Registrant's
                                           Form 10-K filed for the year ended
                                           March 31, 1993.

                            10.1.15 Employment Agreement between the Registrant and William J. Murphy, dated as of March 12, 1993, incorporated herein by reference to
                                           Exhibit 10.1.15 to the Registrant's
                                           Form 10-K filed for the year ended
                                           March 31, 1993.

                            10.1.16 Employment Agreement among the Registrant, Itronix Corporation, a wholly owned subsidiary of the Registrant, and Lawrence L. Allman, dated as of April 12, 1993, incorporated herein by reference to
                                           Exhibit 10.1.16 to the Registrant's
                                           Form 10-K filed for the year ended
                                           March 31, 1993.

                                           10.1.16.a Agreement to amend and
                                                     restate Allman Employment
                                                     Agreement between the
                                                     Registrant and Lawrence
                                                     Allman, filed herewith.

                            10.1.17 1992 Restricted Stock Plan of the Registrant, incorporated herein by reference to Exhibit 10.1.17 to the Registrant s Form 10-Q filed for the quarter ended December 31, 1993.

                                           10.1.17.a Amendment, dated
                                                     December 7, 1993,
                                                     incorporated herein by
                                                     reference to Exhibit
                                                     10.1.17.a to the
                                                     Registrant's Form 10-Q
                                                     filed for the quarter
                                                     ended December 31, 1993.

                10.2       Material Leases of the Registrant.

                            10.2.1         Lease between Registrant and 3330 W.
                                           Market Properties, dated as of
                                           December 30, 1986, filed herewith.

                            10.2.2         Lease between Itronix, a
                                           wholly-owned subsidiary of the
                                           Registrant, and Hutton Settlement,
                                           Inc., dated as of April 5, 1993,
                                           incorporated herein by reference to
                                           Exhibit 10.2.3 to the Registrant's
                                           Form 10-K filed for the year ended
                                           March 31, 1993.

                10.3       Credit Agreements of the Registrant.

                            10.3.1 Revolving Credit, Term Loan and Security Agreement between the Registrant and the Bank of New York Commercial Corporation dated as of October 20, 1993, incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q filed for the quarter ended September 30, 1993.

                                           10.3.1.a  First Amendment to
                                                     Revolving Credit, Term Loan
                                                     and Security Agreement
                                                     between the Registrant and
                                                     the Bank of New York
                                                     Commercial Corporation
                                                     dated as of March 30,
                                                     1994, filed herewith.

                                        10.3.1.b  Second Amendment to
                                                  Revolving Credit, Term Loan
                                                  and Security Agreement
                                                  between the Registrant and
                                                  Bank of New York Commercial
                                                  Corporation dated as of June
                                                  10, 1994, filed herewith.

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

                10.7 Plan and Agreement of Merger, dated as of January 18, 1993, among the Registrant, WSACO, Inc. and Teletransaction, Inc., incorporated herein by reference to Exhibit 10.29 to the Registrant's Form 10-Q filed for the quarter ended December 31, 1992.

                            10.7.1   Notice of Termination by WSACO, Inc.,
                                     as contemplated by Section 5.7 of the
                                     Plan and Agreement of Merger, of Amended and Restated Consulting Agreement between Accipiter Corporation and Teletransaction, Inc., incorporated herein by reference to Exhibit 10.7.1 to Registrant's Form 10-K for the year ended March 31, 1993.

                10.8 Asset Purchase Agreement between the Registrant and Retail Management Systems Corporation, dated as of April 3, 1992, incorporated herein by reference to
                            Exhibit 10.23 to the Registrant's Form 10-K filed for the year ended March 31, 1992.

                10.9 Stock Purchase Agreement among the Registrant and the stockholders of Telesystems SLW Inc., dated as of April 10, 1992, relating to the acquisition of all the capital stock of Telesystems SLW Inc., incorporated herein by reference to Exhibit 10.24 to the Registrant's Form 10-K filed for the year ended March 31, 1992.

               10.10 Agreement of Merger among the Registrant, Itracquico Corporation and Itronix Corporation dated as of March 22, 1993, incorporated herein by reference to Exhibit 10.10 to the Registrant's Form 10-K for the year ended March 31, 1993.

               10.11 Agreement for Sale and Licensing of Assets between AST Research, Inc. and PenRight! Corporation, a wholly-owned subsidiary of the Registrant, dated as of January 26, 1994, incorporated herein by reference to Exhibit 10.11 to the Registrant's Form 10-Q for the quarter ended December 31, 1993.

               11. Computation of Common Shares outstanding and earnings per share for fiscal years ended 1994, 1993 and 1992, filed herewith.

                21.         Subsidiaries of the Registrant, filed herewith.

                24.         Consent of Coopers & Lybrand, filed herewith.

                25. Powers of Attorney executed by members of the Board of Directors, filed herewith.

                      TELXON CORPORATION AND SUBSIDIARIES

                                  SCHEDULE II

           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
              PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                              Dollars in Thousands




                                                                        Deductions
                                                                 -----------------------
                                    Balance at
Year Ended                           Beginning                     Amounts        Amounts            Balance at the
 March 31     Name of Debtor         of Period       Additions    Collected     Written-Off           End of Period
- -----------   --------------        -----------      ---------    ----------    ----------------     ---------------
                                                                                                                   Not
                                                                                                      Current    Current
                                                                                                      -------    -------
1994           Frank E. Brick        $ --             $134 (c)       $ --        $ --                 $ 45         $ 89
               William J. Murphy     $200             $ -- (a)       $ --        $ --                 $200         $ --

1993           William J. Murphy     $ --             $200 (a)       $ --        $ --                 $ --         $200

1992           Robert F. Meyerson    $167             $ 13 (b)       $180        $ --                 $ --         $ --
               Raymond D. Meyo       $112             $  9 (c)       $121        $ --                 $ --         $ --
               Dan R. Wipff          $121             $ 18 (c)       $139        $ --                 $ --         $ --


(a) Represents non-interest bearing promissory note due on or before April 1, 1994 as authorized per employment agreement.

(b) Represented expenses paid by the Company on behalf of the employee and interest calculated at the rate charged by the Company's primary domestic lender.

(c) Represented advances against bonus compensation and loan as authorized per employment agreement. Amount also included interest on any outstanding loan for taxes at the rate charged by the Company's primary domestic lender.

                      TELXON CORPORATION AND SUBSIDIARIES

                                 SCHEDULE VIII

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                              Dollars in Thousands



                                           Balance at              Additions                                Balance at
                                          Beginning of            Charged to                                  End of
Description                                  Period          Costs and Expenses       Deductions              Period
- -----------                               -------------      ------------------       ------------           --------


Valuation account for accounts
     receivable:

     Year ended March 31, 1994:            $2,689             $  817                    $1,871 (a)            $1,635
     Year ended March 31, 1993:            $1,321             $2,745                    $1,377 (a)            $2,689
     Year ended March 31, 1992:            $1,483             $  458                    $  620 (a)            $1,321

Valuation account for inventory:

     Year ended March 31, 1994:            $7,486             $6,674                    $4,310 (b)            $9,850
     Year ended March 31, 1993:            $4,356             $9,700                    $6,570 (b)            $7,486
     Year ended March 31, 1992:            $4,242             $1,492                    $1,378 (b)            $4,356





(a)      Doubtful accounts charged off, net of recoveries.
(b)      Write off of excess and/or obsolete material.

                      TELXON CORPORATION AND SUBSIDIARIES

                                  SCHEDULE IX

                             SHORT-TERM BORROWINGS

                              Dollars in Thousands

                                                                           Maximum             Average         Weighted
                                                           Weighted         Amount             Amounts          Average
  Year             Category of              Balance at      Average       Outstanding        Outstanding      Interest Rate
 Ended        Aggregate Short-Term            End of       Interest        During the         During the        During the
March 31,           Borrowings                Period        Rate(a)          Period           Period(b)          Period(c)
- ---------     ---------------------         ----------     ---------       ----------        ------------     -------------
 1994         Notes payable to banks        $24,573        7.08%          $24,573            $4,140           7.0%

 1993         Notes payable to banks (d)    $    --         N.A.          $ 2,000            $  159           6.0%
              Notes payable to banks (e)    $    --         N.A.          $   927            $  918          10.375%

 1992         Notes payable to Govern-
                 mental Agencies (f)        $   337         N.A.          $   337            $  337          11.0%
              Notes payable to banks (e)    $   935       10.375%         $   985            $  899          10.7%

(a) The averages were computed based on the annualized interest rate of all debt outstanding at period end.

(b) These averages were based upon the monthly weighted averages of short-term borrowings outstanding.

(c) These averages were computed by dividing the total interest on short-term borrowings for the period or period in which the borrowing was outstanding by the average amount of short-term borrowings outstanding during the period and does not give consideration to foreign currency fluctuations.

(d)   Represents U.S. loan from December 31, 1992 to January 29, 1993.

(e) Represents non-U.S. dollar denomination borrowings by international subsidiaries guaranteed by the parent company.

(f)   Assumed on March 1, 1992, as part of RMS acquisition.

                      TELXON CORPORATION AND SUBSIDIARIES

                                   SCHEDULE X

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                              Dollars in Thousands



Item                                                                  Charged to Costs and Expenses
- -----------------------------------------
                                                                            Year Ended March 31,
                                                                            --------------------

                                                                           1994      1993      1992
                                                                          ------    ------    ------
Advertising costs                                                         $4,300    $4,352     $3,897

Taxes, other than payroll and income taxes                                $3,180       *          *

Maintenance and repairs                                                      *         *          *

Royalties                                                                 $8,387    $5,976     $2,975





* Disclosure not required because expenditures were less than 1% of revenues for these periods.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TELXON CORPORATION

Date:       June 28, 1994              By:   /s/ Dan R. Wipff
                                             ---------------------------------
                                             Dan R. Wipff, President,
                                             Chief Operating Officer and
                                             Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This report may be signed in multiple counterparts, all of which taken together shall constitute a single document.

                                                  President,
                                           Chief Operating Officer
/s/ Dan R. Wipff                         and Chief Financial Officer      June 28, 1994
- ------------------------------             (principal financial and
    Dan R. Wipff                              accounting officer)
                                                  and Director

                                             Chairman of the Board
/s/ Robert F. Meyerson                   and Chief Executive Officer      June 28, 1994
- -----------------------------           (principal executive officer)
    Robert F. Meyerson                            and Director

*   Dr. Raj Reddy                                  Director               June 28, 1994
- -----------------------------
    Dr. Raj Reddy

*   Robert A. Goodman                              Director               June 28, 1994
- -----------------------------
    Robert A. Goodman

*   Norton W. Rose                                 Director               June 28, 1994
- -----------------------------
    Norton W. Rose

*   J. Robert Anderson                             Director               June 28, 1994
- -----------------------------
    J. Robert Anderson

*   Dr. Walter J. Salmon                           Director               June 28, 1994
- -----------------------------
    Dr. Walter J. Salmon

         * The undersigned, by signing his name hereto, does sign and execute this Form 10-K Report pursuant to Powers of Attorney which were filed with the Securities and Exchange Commission on behalf of the Directors or for which Powers of Attorney are herewith filed unless otherwise indicated by manual signature on this Form 10-K Report.

Date:      June 28, 1994               * By: /s/ Dan R. Wipff
                                       --------------------------------------
                                             Dan R. Wipff, Attorney-in-fact

                               TELXON CORPORATION

                                  EXHIBITS TO

                                   FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1994

                               INDEX TO EXHIBITS


Page
- ----
 *              3.1       Restated Certificate of Incorporation of Registrant, incorporated by reference to Exhibit No. 3.1 to
                          Registrant's Form 10-K filed for the year ended March 31, 1993.

 *              3.2       Amended and Restated By-Laws of Registrant, incorporated by reference to Exhibit No. 3.2 to Registrant's
                          Form 10-K filed for the year ended March 31, 1993.

 *                        3.2.1    Amendment and Restatement of Article III of the Amended By-Laws of Registrant dated July 23,
                                   1989, incorporated by reference to Exhibit No. 19.ii.1 to Registrant s Form 10-Q filed for the quarter ended September 30, 1989.

 *              4.1       Portions of the Restated Certificate of Incorporation of Registrant pertaining to the rights of holders of
                          Registrant's Common Stock, par value $.01 per share incorporated by reference to Exhibit 3.1 to
                          Registrant's Annual Report on Form 10-K for the year ended March 31, 1993.

 *              4.2       Form of Certificate for the Registrant's Common Stock, par value $.01 per share, incorporated herein by reference to Exhibit 4.2 to Registrant's Form 10-K filed for the year ended March 31, 1990.

 *              4.3       Form of Rights Agreement between Registrant and AmeriTrust Company National Association, as Rights
                          Agent, dated as of August 25, 1987, incorporated herein by reference to Exhibit 2(c) to Amendment No. 1, dated May 21, 1992, to Registrant's Registration Statement on Form 8-A, filed December 19, 1983, with respect to Registrant's Common Stock.

 *                        4.3.1    Form of Rights Certificate (included as Exhibit A to the Rights Agreement included as Exhibit
                                   4.3 to the Annual Report on Form 10-K).  Until the Distribution Date (as defined in the Rights
                                   Agreement), the Rights Agreement provides that the common stock purchase rights created thereunder are evidenced by the certificates for Registrant's Common Stock (the form of which is included as Exhibit 4.3 to this Annual Report on Form 10-K, which stock certificates are deemed also to be certificates for such common stock purchase rights) and not by separate
                                   Rights Certificates; as soon as practicable after the Distribution Date, Rights Certificates will be mailed to each holder of Registrant's Common Stock as of the close of business on the
                                   Distribution Date.

Page
- ----
 *             4.4      Form of Indenture by and between the Registrant and AmeriTrust Company National Association, as Trustee,
                        dated as of June 1, 1987, regarding Registrant's 7-1/2% Convertible Subordinated Debentures Due 2012,
                        incorporated herein by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-3,
                        Registration No. 33-14348, filed May 18, 1987.

 *                      4.4.1    Form of the Registrant's 7-1/2% Convertible Subordinated Debentures Due 2012 (set forth in the form of Indenture included as Exhibit 4.4 to this Annual Report on Form 10-K).

               10.1     Compensation and Benefits Plans of the Registrant.

                       10.1.1    Amended and Restated Retirement and Uniform Matching Profit-Sharing Plan of Registrant, effective
                                 July 1, 1993, filed herewith.

                                 10.1.1.a         Amendment, dated January 1, 1994, filed herewith.

                                 10.1.1.b         Amendment, dated April 1, 1994, filed herewith.

                       10.1.2    1988 Stock Option Plan of Registrant, filed herewith.

                                 10.1.2.a         Amendment, dated January 31, 1990, filed herewith.

                       10.1.3    1990 Stock Option Plan of the Registrant, as amended, filed herewith.

                       10.1.4    1990 Stock Option Plan of the Registrant for non-employee directors, as amended, filed herewith.

                       10.1.5    Non-Qualified Stock Option Agreement between the Registrant and Dan R. Wipff, dated October 17,
                                 1988, filed herewith.

                       10.1.6    Non-Qualified Stock Option Agreement between the Registrant and Raj Reddy, dated as of October 17,
                                 1988, filed herewith.

 *                     10.1.7    Description of compensation arrangements between the Registrant and Robert F. Meyerson, Chairman of the Board of Registrant, incorporated herein by reference to Exhibit 10.14 to Registrant's Form
                                 10-K filed for the year ended March 31, 1990.

 *                     10.1.8    Employment Agreement between the Registrant and Dan R. Wipff, dated as of April 1, 1991, incorporated herein by reference to Exhibit 19.02 to Registrant's Form 10-Q filed for the quarter ended September 30, 1991.

Page
- ----
 *            10.1.9     Consulting Agreement between the Registrant and Accipiter Corporation, dated March 6, 1992, incorporated herein by reference to Exhibit 10.17 to the Registrant's Form 10-K filed for the year ended March 31, 1992.

 *            10.1.10    Services and Non-Competition Agreement, dated as of January 18, 1993, among Accipiter Corporation, Robert
                         F. Meyerson and the Registrant,  incorporated herein by reference to Exhibit 10.28 to the Registrant's
                         Form 10-Q filed for the quarter ended December 31, 1992.

              10.1.11    Employment Agreement between the Registrant and John H. Cribb effective as of April 1, 1993, filed herewith.

 *            10.1.12    Severance and Settlement Agreement, dated as of December 23, 1992, between the Registrant and Raymond D.
                         Meyo, incorporated herein by reference to Exhibit 10.26 to the Registrant's Form  10-Q filed for the
                         quarter ended   December 31, 1992.

 *            10.1.13    Consulting Agreement, dated as of December 23, 1992, between the Registrant and Raymond D. Meyo, incorporated herein by reference to Exhibit 10.26 to the Registrant's Form 10-Q filed for the quarter ended December 31, 1992.

 *            10.1.14    Employment Agreement between the Registrant and D. Michael Grimes, dated as of February 25, 1993, incorporated herein by reference to Exhibit 10.1.14 to the Registrant's Form 10-K filed for the year ended March 31, 1993.

 *            10.1.15    Employment Agreement between the Registrant and William J. Murphy, dated as of March 12, 1993, incorporated herein by reference to Exhibit 10.1.15 to the Registrant's Form 10-K filed for the year ended March 31, 1993.

 *            10.1.16    Employment Agreement among the Registrant, Itronix Corporation, a wholly owned subsidiary of the
                         Registrant, and Lawrence L. Allman, dated as of April 12, 1993, incorporated herein by reference to
                         Exhibit 10.1.16 to the Registrant's Form 10-K filed for the year ended March 31, 1993.

                         10.1.16.a   Agreement to amend and restate Allman Employment Agreement between the Registrant and Lawrence L. Allman, filed herewith.

Page
- ----
 *                      10.1.17        1992 Restricted Stock Plan of the Registrant, incorporated herein by reference to
                                       Exhibit 10.1.17 to the Registrant's Form 10-Q filed for the quarter ended December 31,
                                       1993.

 *                                     10.1.17.a    Amendment, dated December 7, 1993, incorporated herein by reference to
                                                    Exhibit 10.1.17.a  to the Registrant's Form 10-Q filed for the quarter ended December 31, 1993.

             10.2       Material Leases of the Registrant.

                        10.2.1         Lease between Registrant and 3330 W. Market Properties, dated as of December 30, 1986, filed herewith.

 *                      10.2.2         Lease between Itronix, a wholly-owned subsidiary of the Registrant, and Hutton
                                       Settlement, Inc., dated as of April 5, 1993, incorporated herein by reference to
                                       Exhibit 10.2.3 to the Registrant's Form 10-K filed for the year ended March 31, 1993.

             10.3       Credit Agreements of the Registrant.

 *                      10.3.1         Revolving Credit, Term Loan and Security Agreement between the Registrant and the Bank of New York Commercial Corporation dated as of October 20, 1993, incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q filed for the quarter ended
                                       September 30, 1993.

                                       10.3.1.a     First Amendment to Revolving Credit, Term Loan and Security Agreement
                                                    between the Registrant and the Bank of New York Commercial Corporation
                                                    dated as of March 30, 1994, filed herewith.

                                       10.3.1.b     Second Amendment to Revolving Credit, Term Loan and Security agreement between the Registrant and Bank of New York Commercial Corporation dated as of June 10, 1994, filed herewith.

 *           10.4       Amended and Restated Agreement between the Registrant and Symbol Technologies, Inc., dated as of
                        September 30, 1992, incorporated herein by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended March 31, 1993.

 *           10.5       Stock Purchase Agreement by and among the Registrant, Robert F. Meyerson and members of the Meyerson family dated as of March 18, 1992, incorporated herein by reference to Exhibit 10.22 to the Registrant's Form
                        10-K filed for the year ended March 31, 1992.

Page
- ----
   *            10.6        Stock Purchase Agreement, dated December 31, 1992, among the Registrant, Robert F. Meyerson and certain members of Mr. Meyerson's family, incorporated herein by reference to Exhibit 10.30 to the
                            Registrant's Form 10-Q filed for the quarter ended December 31, 1992.

   *            10.7        Plan and Agreement of Merger, dated as of January 18, 1993, among the Registrant, WSACO, Inc. and
                            Teletransaction, Inc., incorporated herein by reference to Exhibit 10.29 to the Registrant's Form 10-Q filed for the quarter ended December 31, 1992.

   *                        10.7.1      Notice of Termination by WSACO, Inc., as contemplated by Section 5.7 of the Plan and
                                        Agreement of Merger, of Amended and Restated Consulting Agreement between Accipiter
                                        Corporation and Teletransaction, Inc., incorporated herein by reference to Exhibit 10.7.1 to Registrant's Form 10-K for the year ended March 31, 1993.

   *            10.8        Asset Purchase Agreement between the Registrant and Retail Management Systems Corporation, dated as of
                            April 3, 1992, incorporated herein by reference to Exhibit 10.23 to the Registrant's Form 10-K filed for the year ended March 31, 1992.

   *            10.9        Stock Purchase Agreement among the Registrant and the stockholders of Telesystems SLW Inc., dated as of
                            April 10, 1992, relating to the acquisition of all the capital stock of Telesystems SLW Inc., incorporated herein by reference to Exhibit 10.24 to the Registrant's Form 10-K filed for the year ended March 31, 1992.

   *            10.10       Agreement of Merger among the Registrant, Itracquico Corporation and Itronix Corporation dated as of
                            March 22, 1993, incorporated herein by reference to Exhibit 10.10 to the Registrant's Form 10-K for the year ended March 31, 1993.

   *            10.11       Agreement for Sale and Licensing of Assets between AST Research, Inc. and PenRight! Corporation, a wholly-owned subsidiary of the Registrant, dated as of January 26, 1994, incorporated herein by reference to Exhibit 10.11 to the Registrant's Form 10-Q for the quarter ended December 31, 1993.

                11.         Computation of Common Shares outstanding and earnings per share for fiscal years ended 1994, 1993 and
                            1992, filed herewith.

                21.         Subsidiaries of the Registrant, filed herewith.

                24.1        Consent of Coopers & Lybrand, filed herewith.

                25.         Powers of Attorney executed by members of the Board of Directors, filed herewith.


   *       Previously filed
                                       67