Form 10-Q
period 1994-06-30
TELXON CORP
filed 1994-08-15
CIK 352495

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-Q



        [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1994

                                      or

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ____________ to ____________


                       Commission file number   0-11402
                                              -----------

                              TELXON CORPORATION
- - --------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

        DELAWARE                                        74-1666060
- - -------------------------------         ------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)


        3330 West Market Street, Akron, Ohio                    44333
- - --------------------------------------------------------------------------------
      (Address of Principal Executive Offices)                (Zip Code)

     Registrant's Telephone Number, Including Area Code   (216) 867-3700
                                                        ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X .   No    .
    ---       ---
At June 30, 1994, there were 15,432,138 outstanding shares of the registrant's Common Stock, $.01 par value per share ("Common Stock").




                               Page 1 of 26 Pages
                        Exhibit Index Appears on Page 19

                                                TELXON CORPORATION AND SUBSIDIARIES
                                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                                                                       Page No.
                                                                                                                       --------
PART I.              FINANCIAL INFORMATION:

         Item 1:           Consolidated Financial Statements
                              Balance Sheet ...............................................................            3
                              Statement of Income .........................................................            4
                              Statement of Cash Flows .....................................................            5
                              Notes to Consolidated Financial Statements ..................................            6-8

         Item 2:          Management's Discussion and Analysis of Financial
                              Condition and Results of Operations .........................................            9-11

PART II.             OTHER INFORMATION:

         Item 6:          Exhibits and Reports on Form 8-K ................................................            12

                                                  PART I.   FINANCIAL INFORMATION

                                            ITEM 1:   CONSOLIDATED FINANCIAL STATEMENTS

                                                TELXON CORPORATION AND SUBSIDIARIES

                                                    CONSOLIDATED BALANCE SHEET
                                             (In thousands, except per share amounts)

                                                                                                 June 30,                March 31,
                                                                                                   1994                    1994
                                                                                                ---------                 ---------
ASSETS                                                                                          (Unaudited)
Current assets:
     Cash (including cash equivalents of $6,352
          and $8,478) .............................................................               $ 23,605                $ 24,041
     Short-term investments .......................................................                    802                     764
     Accounts receivable, net of allowance for
          doubtful accounts of $1,744 and $1,635 ..................................                 63,421                  64,009
     Notes and other accounts receivable ..........................................                  4,209                   5,723
     Refundable income taxes ......................................................                  1,317                   1,848
     Inventories ..................................................................                 79,400                  79,267
     Prepaid expenses and other ...................................................                 10,261                  10,288
                                                                                                  --------                --------
                    Total current assets ..........................................                183,015                 185,940
     Property and equipment, net ..................................................                 43,976                  41,561
     Goodwill, net of amortization of $8,415
          and $7,551 ..............................................................                 18,490                  19,354
     Intangible and other assets, net .............................................                 12,910                  13,113
                                                                                                  --------                --------
                    Total .........................................................               $258,391                $259,968
                                                                                                  ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable ................................................................               $ 37,418                $ 24,573
     Accounts payable .............................................................                 24,309                  43,344
     Capital lease obligations due within one
          year ....................................................................                    472                     391
     Income taxes payable .........................................................                  2,512                   2,162
     Accrued liabilities ..........................................................                 35,964                  35,404
                                                                                                  --------                --------
                    Total current liabilities .....................................                100,675                 105,874
     Capital lease obligations ....................................................                    863                     463
     Convertible subordinated debentures ..........................................                 24,734                  24,734
     Other long-term liabilities ..................................................                  4,035                   4,182
                                                                                                  --------                --------
                    Total liabilities .............................................                130,307                 135,253
                                                                                                  --------                --------
Stockholders' equity:
     Preferred stock, $1.00 par value per share;
          500,000 shares authorized, none issued ..................................                     --                      --
     Common stock, $.01 par value per share;
          50,000,000 shares authorized, 15,432,138
          and 15,346,329 shares outstanding .......................................                    154                     153
     Additional paid-in capital ...................................................                 75,809                  74,830
     Retained earnings ............................................................                 55,833                  54,653
     Equity adjustment for foreign currency
          translation .............................................................                 (2,652)                 (3,587)
     Unearned compensation relating to restricted
          stock awards ............................................................                 (1,060)                 (1,334)
                                                                                                  --------                 -------
                    Total stockholders' equity ....................................                128,084                 124,715
                                                                                                  --------                 -------
     Commitments and contingencies ................................................                     --                      --
                                                                                                  --------                 -------
                     Total ........................................................               $258,391               $259,968
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

                                                TELXON CORPORATION AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENT OF INCOME
                                        (In thousands, except shares and per share amounts)
                                                            (Unaudited)



                                                                               Three Months Ended June 30,
                                                                               --------------------------
                                                                                  1994            1993
                                                                               ----------       ---------
Revenues:
     Product ...............................................................      $74,935          $46,350
     Customer service ......................................................       12,498           10,191
                                                                               ----------       ----------
          Total revenues ...................................................       87,433           56,541
                                                                               ----------       ----------

Costs and expenses:
     Cost of revenues ......................................................       50,717           32,096
     Selling expenses ......................................................       16,181           12,622
     Product development and engineering
       expenses ............................................................        7,782            6,060
     General and administrative expenses ...................................        9,064            7,329
                                                                               ----------       ----------
                                                                                   83,744           58,107
                                                                               ----------       ----------
          Income (loss) from operations ....................................        3,689           (1,566)

Interest income ............................................................          115              235
Interest expense ...........................................................       (1,075)            (540)
                                                                               ----------       ----------

          Income (loss) before income taxes ................................        2,729           (1,871)

Provision for income taxes .................................................        1,456              106
                                                                               ----------       ----------
          Net income (loss)  ...............................................      $ 1,273          $(1,977)
                                                                               ==========       ==========

Earnings per common and common equivalent share:

          Net income (loss) per share ......................................      $   .08          $  (.13)
                                                                               ==========       ==========

Average number of common and common
   equivalent shares outstanding  ..........................................   15,824,000       15,294,000
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

                                                TELXON CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                                            (Unaudited)
                                                          (In thousands)

                                                                                                Three Months Ended June 30,
                                                                                              ------------------------------
                                                                                                1994                   1993
                                                                                              --------               --------
Cash flows from operating activities:
   Net income (loss) ..................................................................       $  1,273                $(1,977)
   Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
          Depreciation and amortization ................................................         5,248                  5,110
          Non-cash compensation related to
             restricted stock awards ...................................................           165                    173
          Provision for doubtful accounts ..............................................           323                    137
          Provision for inventory obsolescence .........................................         2,457                    544
          Deferred income taxes ........................................................          (130)                    --
          Loss on disposal of assets ...................................................            80                    869
          Changes in assets and liabilities:
               Accounts and notes receivable ...........................................         5,029                 (1,085)
               Refundable income taxes .................................................        (2,361)                (1,215)
               Inventories .............................................................        (2,078)                   998
               Prepaid expenses and other
                 Intangible and other assets ...........................................            29                    458
               Accounts payable and accrued ............................................          (763)                 1,032
                 liabilities ...........................................................       (18,318)                (5,777)
               Income taxes payable ....................................................           350                    (91)
               Other long-term liabilities .............................................          (107)                  (477)
                                                                                               -------                -------
                          Total adjustments ............................................       (10,076)                   676
                                                                                               -------                -------
     Net cash used in operating activities .............................................        (8,803)                (1,301)

Cash flows from investing activities:
   Additions to property and equipment .................................................        (5,027)                (3,387)
   Payments for acquisitions, net of cash
     acquired ..........................................................................          (533)                (4,996)
   Short-term investments ..............................................................           (38)                   645
   Software investments ................................................................           (45)                   (93)
   Other ...............................................................................            --                   (200)
                                                                                               -------                -------
   Net cash used in investing activities ...............................................        (5,643)                (8,031)

Cash flows from financing activities:
   Notes payable .......................................................................        12,845                     --
   Principal payments on capital leases ................................................          (111)                  (216)
   Principal payments for long-term borrowing ..........................................           (40)                    --
   Proceeds from exercise of stock options
     (includes tax benefit) ............................................................           995                     17
                                                                                              --------                -------
   Net cash provided by (used in) financing
      activities .......................................................................        13,689                   (199)
   Effect of exchange rate changes on cash .............................................           321                    315
                                                                                              --------                -------
   Net decrease in cash and cash
      equivalents ......................................................................          (436)                (9,216)
   Cash and cash equivalents at beginning
      of period ........................................................................        24,041                 26,515
                                                                                               -------                -------
   Cash and cash equivalents at end of
      period ...........................................................................       $23,605                $17,299
                                                                                               =======                =======



The accompanying notes are an integral part of these consolidated financial statements.

                      TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Management Representation

     The consolidated financial statements of Telxon Corporation and its subsidiaries (the "Company") have been prepared without audit. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of results for the interim periods, have been made. The statements, which do not include all of the information and notes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the audited consolidated financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

2.  Earnings Per Share

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

3.  Inventories

    Inventories consisted of the following (in thousands):

                                                                                   June 30, 1994
                                                                                     (Unaudited)   March 31, 1994
                                                                                    ------------   --------------
    Purchased components ......................................................        $41,442          $44,378
    Work-in-process ...........................................................         16,118           18,664
    Finished goods  ...........................................................         21,840           16,225
                                                                                       -------           ------
                                                                                       $79,400          $79,267
                                                                                       =======          =======

4.   Accrued Liabilities

     Accrued liabilities consisted of the following (in thousands):

                                                                                  June 30, 1994
                                                                                   (Unaudited)          March 31, 1994
                                                                                  -------------         --------------
     Current liability to former share-
          holders of acquired companies .......................................       $ 1,000             $ 1,533
     Accrued payroll and other employee
          compensation ........................................................        11,054              10,610
     Accrued commissions ......................................................         1,835               2,362
     Accrued taxes other than payroll
          and income taxes ....................................................         1,955               1,715
     Deferred customer service revenues .......................................         9,675               9,240
     Accrued royalties ........................................................         3,798               3,737
     Other accrued liabilities ................................................         6,647               6,207
                                                                                      -------             -------
                                                                                      $35,964             $35,404
                                                                                      =======             =======

5. Supplemental Cash Flow Information

                                                                                      Three Months Ended June 30,
                                                                                   1994                          1993
                                                                                 --------                      ---------
                                                                                              (Unaudited)
                                                                                            (In Thousands)
     Cash paid during the period for:
          Interest .............................................................     $1,484                      $1,004
          Income taxes .........................................................         75                         832

    Capital lease additions or disposals are non-cash transactions and, accordingly, $592 has been excluded from property and equipment additions in the 1994 Statement of Cash Flows.

6.  Litigation

    In December 1992, four class action suits were filed in the United States District Court, Northern District of Ohio, by certain alleged stockholders of the Company on behalf of themselves and purported classes consisting of Telxon stockholders, other than defendants and their affiliates, who purchased the Company's common stock between May 20, 1992 and January 19, 1993. The named defendants are the Company, former President and Chief Executive Officer Raymond D. Meyo, and then current President, Chief Operating Officer and Chief Financial Officer Dan R. Wipff. On February 1, 1993, the Plaintiffs filed their Amended and Consolidated Class Action Complaint related to the four actions, alleging claims for fraud on the market and negligent misrepresentation, arising from alleged misrepresentations and omissions with respect to the Company's financial performance and prospects, and alleged trading activities of the named individual defendants. The Amended Complaint seeks certification of the purported class, unspecified compensatory damages, the imposition of a constructive trust on certain of the defendants' assets and other unspecified extraordinary equitable and/or injunctive relief, interest, attorneys' fees and costs. The defendants, including the Company, filed a Motion to Dismiss which was denied by the court on June 3, 1993.


    On April 16, 1993, the Plaintiffs filed their Motion for Class Certification. The defendants, including the Company, filed their briefs in opposition to Class Certification on October 13, 1993. On December 17, 1993, the District Court certified the class, consisting of Telxon stockholders, other than defendants and their affiliates, who purchased Telxon common stock between May 20, 1992 and December 14, 1992. The defendants intend to vigorously defend this Consolidated Class Action, however, the ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for any liability that may result from adjudication has been made in the accompanying consolidated financial statements.

    On September 21, 1993, a derivative Complaint was filed in the Court of Chancery of the State of Delaware, in and for Newcastle County, by an alleged stockholder of Telxon derivatively on behalf of Telxon. The named defendants are the Company; Robert F. Meyerson, Chairman of the Board and Chief Executive Officer; Dan R. Wipff, President and Chief Executive Officer, Telxon Products, Inc. and director; Robert A. Goodman, Corporate Secretary and outside director; Norton W. Rose, outside director and Dr. Raj Reddy, outside director. The Complaint alleges breach of fiduciary duty to the Company and waste of the Company's assets in connection with certain transactions entered into by Telxon and compensation amounts paid by the Company. The Complaint seeks an accounting, injunction, rescission, attorneys' fees and costs. On November 12, 1993, Telxon and the individual director defendants filed a Motion to Dismiss. The plaintiff filed his brief in opposition to the Motion on May 2, 1994. The defendants intend to file a responsive final brief and to vigorously defend this action.

    In the normal course of its operations, the Company is subject to performance under contracts, and has various legal actions pending. However, in management's opinion, any such outstanding matters have been reflected in the consolidated financial statements, are covered by insurance or would not have a material adverse effect on the Company's consolidated financial position.

7.  Short-Term and Long-Term Financing

    Effective October 20, 1993, the Company entered into a revolving credit, term loan and security agreement which, as amended, is with two banks through March 31, 1996. The agreement calls for a credit limit of $50 million and bears interest at the bank's prime lending rate plus 1% or LIBOR plus 2.5%. Outstanding amounts are secured by substantially all of the United States assets and certain foreign assets of the Company. The agreement contains restrictive covenants, certain of which require the Company to maintain specified levels of net worth and working capital and to meet certain current ratios, debt to net worth ratios, and fixed charge coverages. At June 30, 1994 and March 31, 1994 the Company had $37,418 and $24,573, respectively, outstanding under this agreement and was in compliance with all restrictive covenants contained in the agreement.

TELXON CORPORATION AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Results of Operations
      ---------------------
      Revenues
      --------
      Total consolidated revenues increased $30.9 million or 55% for the first quarter of fiscal 1995 as compared to the same period in fiscal 1994. Product revenues increased $28.6 million or 62% for the comparable periods. Product revenues include the sale of Portable Tele-Transaction Computer ("PTC") units, pen-based and touch-screen workslates, hardware accessories, custom application software and software license fees. The increase in product revenues was primarily due to an increase in PTC unit volume supplemented by a minor increase in average selling price per PTC unit due to sales mix.

      Customer service revenues increased $2.3 million or 23% for the first quarter of fiscal 1995 as compared to the same period in fiscal 1994. This revenue increase was primarily due to volume increases and growth in the installed base of the Company's products.

      The Company continues to anticipate increases in consolidated revenues for fiscal 1995 as compared to fiscal 1994.

      Operating Expenses
      ------------------
      Cost of revenues as a percentage of total revenues increased to 58% for the first quarter of fiscal 1995 as compared to 57% for the same period in fiscal 1994. Gross margins remained consistent with those recorded during the first quarter of fiscal 1994 as increased fixed manufacturing costs were offset by efficiencies achieved due to volume increases.

      Selling expenses increased $3.6 million or 28% for the first quarter of fiscal 1995 as compared to the same period in fiscal 1994. This increase reflects the increased revenues and related variable expenses experienced in the quarter and additional expenses of the Vertical Systems Group, composed of five industry-specific marketing groups, which was established in the third quarter of fiscal 1994. Product development and engineering expenses increased $1.7 million or 28%. This increase is primarily attributable to research and development activities related to new product development including wireless data communications and spread spectrum technology, pen-based technology and other product improvements. General and administrative expenses for the first quarter of fiscal 1995 increased $1.7 million or 24% over the comparable period in fiscal 1994 reflecting increased corporate support personnel necessary to support the Company's revenue growth.

      The Company continues to anticipate decreases in selling, product development and engineering and administrative expenses as a percentage of revenues for fiscal 1995 as compared to fiscal 1994 primarily due to the anticipated increased revenue levels.

      Income Taxes
      ------------
      The Company's consolidated effective income tax rate for the first quarter of fiscal 1995 was 53%. The consolidated effective income tax rate reflects the income before taxes increased by nondeductible goodwill amortization, the sum of which is multiplied by the United States statutory rate and increased by international rate differentials and partially offset by research and development credits.

      Liquidity
      ---------
      At June 30, 1994, the Company had cash, cash equivalents and short-term investments of $24.4 million, as compared to $24.8 million at March 31, 1994. The Company's current ratio (current assets divided by current liabilities) was 1.8:1 at both June 30, 1994 and March 31, 1994. The Company's current ratio remained unchanged despite working capital (current assets less current liabilities) decreases for the changes in accounts and notes receivable of $2.1 million, notes payable of $12.8 million and other current assets and liabilities of $1.9 million. These working capital decreases were offset by an increase to working capital as a result of the decrease to accounts payable of $19.0 million. Inventory levels, in total, remained constant at June 30, 1994 as compared to those recorded at March 31, 1994. Accounts payable decreased primarily due to reduced production demands and manufacturing inventory levels and increased borrowing on the Company's credit facility.

      The Company believes that its existing resources, including available cash, cash equivalents and short-term investments, internally generated funds and the credit facility, will be sufficient to meet working capital requirements for the next twelve months.

      Cash Flows from Operating Activities
      ------------------------------------
      Net cash used in operations was $8.8 million for the first quarter of fiscal 1995, as compared to $1.3 million for the same period in fiscal 1994. Cash flows for the first quarter of fiscal 1995, as compared to the same period in fiscal 1994, were positively impacted by the change in accounts and notes receivable of $6.1 million, the change of the net loss incurred in the first quarter of fiscal 1994 to net income recorded in the first quarter of fiscal 1995 of $3.3 million, increased provision for inventory obsolescence of $1.9 million and other items aggregating $1.1 million. These positive impacts were offset by negative impacts in inventories of $3.1 million, accounts payable and accrued liabilities of $12.6 million, intangible and other assets of $1.8 million, refundable income taxes of $1.1 million and miscellaneous other items aggregating $1.3 million.

      Investing Activities
      --------------------
      The Company invested $5.0 million in capital equipment during the first quarter of fiscal 1995, an increase of $1.6 million as compared to the same period of fiscal 1994. These investments were primarily due to construction costs related to the company's new manufacturing plant in Houston, Texas, capitalized leased equipment and purchased tooling. The decreased utilization of short-term investments accounted for a decrease in cash of $.7 million. These negative cash flow items were more than offset by the absence of cash payments for acquisitions and other positive cash flow impacts of $4.7 million.

      Financing Activities
      --------------------
      Cash flows from financing activities increased $13.9 million during the first quarter of fiscal 1995 as compared with the same period in the previous fiscal year. This increase was primarily due to the continued borrowing on notes payable of $12.9 million and increased proceeds from the exercise of stock options of $1.0 million.

      Effective October 20, 1993, the Company entered into a revolving credit, term loan and security agreement which, as amended, is with two banks through March 31, 1996. The agreement calls for a credit limit of $50 million and bears interest at the prime lending rate plus 1% or LIBOR plus 2.5%. At June 30, 1994, the Company had $37.4 million outstanding under this agreement. The Company anticipates continued borrowing under this agreement during fiscal 1995.

                     TELXON CORPORATION AND SUBSIDIARIES

                         PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -------  --------------------------------
(A)      Exhibits

              4.1 Portions of the Restated Certificate of Incorporation of Registrant pertaining to the rights of holders of Registrant's Common Stock, par value $.01 per share incorporated by reference to Exhibit 3.1 to Registrant's Form 10-K for the year ended March 31, 1993.

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

10.1    Compensation and Benefits Plans of the Registrant.

        10.1.1 Amended and Restated Retirement and Uniform Matching Profit-Sharing Plan of Registrant, effective July 1, 1993, incorporated herein by reference to Exhibit 10.1.1 to Registrant's Form 10-K filed for the year ended March 31, 1994.

                10.1.1.a Amendment, dated January 1, 1994, incorporated herein by reference to Exhibit 10.1.1.A to Registrant's Form 10-K filed for the year ended March 31, 1994.

                10.1.1.b Amendment, dated April 1, 1994, incorporated herein by reference to Exhibit 10.1.1.b to Registrant's Form 10-K filed for the year ended March 31, 1994.

        10.1.2 1988 Stock Option Plan of Registrant, incorporated herein by reference to Exhibit 10.1.2 to Registrant's Form 10-K filed for the year ended March 31, 1994.

                10.1.2.a Amendment, dated January 31, 1990, incorporated herein by reference to Exhibit 10.1.2.a to Registrant's Form 10-K filed for the year ended March 31, 1994.

        10.1.3 1990 Stock Option Plan of the Registrant, as amended, incorporated herein by reference to Exhibit 10.1.3 to Registrant's Form 10-K filed for the year ended March 31, 1994.

        10.1.4 1990 Stock Option Plan of the Registrant for non-employee directors, as amended, incorporated herein by reference to
                Exhibit 10.1.4 to Registrant's Form 10-K filed for the year ended March 31, 1994.

        10.1.5 Non-Qualified Stock Option Agreement between the Registrant and Dan R. Wipff, dated October 17, 1988, incorporated herein by reference to Exhibit 10.1.5 to Registrant's Form 10-K filed for the year ended March 31, 1994.

        10.1.6 Non-Qualified Stock Option Agreement between the Registrant and Raj Reddy, dated as of October 17, 1988, incorporated herein by reference to Exhibit 10.1.6 to Registrant's Form 10-K filed for the year ended March 31, 1994.

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

10.1.11 Employment Agreement between the Registrant and John H. Cribb effective as of April 1, 1993, incorporated herein by reference to Exhibit
        10.1.11 to Registrant's Form 10-K filed for the year ended March 31, 1994.

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

                10.1.16.a       Agreement to amend and restate Allman
                                Employment Agreement between the Registrant and Lawrence Allman, incorporated herein by reference to Exhibit 10.1.16.a to Registrant's
                                Form 10-K filed for the year ended March 31, 1994.

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

10.2    Material Leases of the Registrant.

        10.2.1 Lease between Registrant and 3330 W. Market Properties, dated as of December 30, 1986, incorporated herein by reference to Exhibit 10.2.1 to Registrant's Form 10-K filed for the year ended March 31, 1994.

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

                        10.3.1.a First Amendment to Revolving Credit, Term Loan and Security Agreement between the Registrant and the Bank of New York Commercial Corporation dated as of March 30, 1994, incorporated herein by reference to Exhibit 10.3.1.a to Registrant's Form 10-K filed for the year ended March 31, 1994.

        10.3.1.b Second Amendment to Revolving Credit, Term Loan and Security Agreement between the Registrant and Bank of New York Commercial Corporation dated as of June 10, 1994, incorporated herein by reference to Exhibit 10.3.1.b to Registrant's Form 10-K filed for the year ended March 31, 1994.

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

        11.01 Computation of Common Shares outstanding and earnings per share for fiscal years ended 1994, 1993 and 1992, filed herewith.


(b)     Reports on Form 8-K

        No Current Report on Form 8-K was filed by the Registrant during the fiscal quarter ended June 30, 1994 for which this Quarterly Report on Form 10-Q is filed.

                      TELXON CORPORATION AND SUBSIDIARIES

                                   SIGNATURE





          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Date:       August 12, 1994





                                        TELXON CORPORATION
                                        ------------------
                                            (Registrant)



                                        ________________________________________
                                        Gerald J. Gabriel


                                        Corporate Controller
                                        (Principal Accounting Officer)

                               TELXON CORPORATION

                                  EXHIBITS TO

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1994

                               INDEX TO EXHIBITS
                               -----------------

Page
- - ----
*       4.1     Portions of the Restated Certificate of Incorporation of
                Registrant pertaining to the rights of holders of Registrant's
                Common Stock, par value $.01 per share incorporated by reference to Exhibit 3.1 to Registrant's Form 10-K for the year ended March 31, 1993.

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

*               4.4.1   Form of the Registrant's 7-1/2% Convertible Subordinated
                        Debentures Due 2012 (set forth in the form of indenture included as Exhibit 4.4 to this Annual Report on Form
                        10-K).

*       10.1    Compensation and Benefits Plans of the Registrant.

Page
- - ----
*       10.1.1  Amended and Restated Retirement and Uniform Matching
                Profit-Sharing Plan of Registrant, effective July 1, 1993, incorporated herein by reference to Exhibit 10.1.1 to Registrant's Form 10-K filed for the year ended March 31, 1994.

*               10.1.1.a        Amendment, dated January 1, 1994, incorporated
                                herein by reference to Exhibit 10.1.1.a to Registrant's Form 10-K filed for the year ended
                                March 31, 1994.

*               10.1.1.b        Amendment, dated April 1, 1994, incorporated
                                herein by reference to Exhibit 10.1.1.b to Registrant's Form 10-K filed for the year ended
                                March 31, 1994.

*       10.1.2  1988 Stock Option Plan of Registrant, incorporated herein by reference to Exhibit 10.1.2 to Registrant's Form 10-K filed for the year ended March 31, 1994.

*               10.1.2.a        Amendment, dated January 31, 1990, incorporated
                                herein by reference to Exhibit 10.1.2.A to Registrant's Form 10-K filed for the year ended
                                March 31, 1994.

*       10.1.3  1990 Stock Option Plan of the Registrant, as amended, incorporated herein by reference to Exhibit 10.1.3 to Registrant's Form 10-K filed for the year ended March 31, 1994.

*       10.1.4  1990 Stock Option Plan of the Registrant for non-employee directors, as amended, incorporated herein by reference to
                Exhibit 10.1.4 to Registrant's Form 10-K filed for the year ended March 31, 1994.

*       10.1.5  Non-Qualified Stock Option Agreement between the Registrant and
                Dan R. Wipff, dated October 17, 1988, incorporated herein by reference to Exhibit 10.1.5 to Registrant's Form 10-K filed for the year ended March 31, 1994.

*       10.1.6  Non-Qualified Stock Option Agreement between the Registrant and
                Raj Reddy, dated as of October 17, 1988, incorporated herein by reference to Exhibit 10.1.6 to Registrant's Form 10-K filed for the year ended March 31, 1994.

*       10.1.7  Description of compensation arrangements between the Registrant and Robert F. Meyerson, Chairman of the Board of Registrant, incorporated herein by reference to Exhibit 10.14 to Registrant's Form 10-K filed for the year ended March 31, 1990.

Page
- - ----
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

*       10.1.11 Employment Agreement between the Registrant and John H. Cribb effective as of April 1, 1993, incorporated herein by reference to Exhibit 10.1.11 to Registrant's Form 10-K filed for the year ended March 31, 1994.

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

Page
- - ----
*               10.1.16.a       Agreement to amend and restate Allman Employment
                                Agreement between the Registrant and Lawrence
                                L. Allman, incorporated herein by reference to
                                Exhibit 10.1.16.a to Registrant's Form 10-K filed for the year ended March 31, 1994.

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

*  10.2 Material Leases of the Registrant.

*       10.2.1  Lease between Registrant and 3330 W. Market Properties, dated as of December 30, 1986, incorporated herein by reference to
                Exhibit 10.2.1 to Registrant's Form 10-K filed for the year ended March 31, 1994.

*       10.2.2  Lease between Itronix, a wholly-owned subsidiary of the
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

*               10.3.1.a        First Amendment to Revolving Credit, Term Loan
                                and Security Agreement between the Registrant and the Bank of New York Commercial Corporation dated as of March 30, 1994, incorporated herein by reference to Exhibit 10.3.1.a to Registrant's
                                Form 10-K filed for the year ended March 31, 1994.

*               10.3.1.b        Second Amendment to Revolving Credit, Term Loan
                                and Security Agreement between the Registrant and Bank of New York Commercial Corporation dated as of June 10, 1994, incorporated herein by reference to Exhibit 10.3.1.b to Registrant's
                                Form 10-K filed for the year ended March 31, 1994.

Page
- - ----

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

Page
- - ----

        11.01 Computation of Common Shares outstanding and earnings per share for fiscal years ended 1994, 1993 and 1992, filed herewith.

(b)     Reports on Form 8-K

        No Current Report on Form 8-K was filed by the Registrant during the fiscal quarter ended June 30, 1994 for which this Quarterly Report on Form 10-Q is filed.




___________________________________________
        *       Previously filed.