Form 10-Q
period 1994-09-30
TELXON CORP
filed 1994-11-14
CIK 352495

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q



         [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994

                                       or

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ____________ to ____________


                       Commission file number   0-11402
                                              -----------

                              TELXON CORPORATION
    ----------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

         DELAWARE                                    74-1666060
- - -------------------------------         ------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)


3330 West Market Street, Akron, Ohio                            44333
- - ----------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code   (216) 867-3700
                                                   -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X .   No    .
                                               ---       ---
At September 30, 1994, there were 15,537,641 outstanding shares of the registrant's Common Stock, $.01 par value per share ("Common Stock").

                              Page 1 of 70 Pages
                       Exhibit Index Appears on Page 20


                                                TELXON CORPORATION AND SUBSIDIARIES
                                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                                   Page No.
                                                                                                                   --------
PART I.              FINANCIAL INFORMATION:

         Item 1:          Consolidated Financial Statements
                              Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3
                              Statement of Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4
                              Statement of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5
                              Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . .      6-8

         Item 2:          Management's Discussion and Analysis of Financial
                              Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . .      9-11

PART II.             OTHER INFORMATION:

         Item 4:          Submission of Matters to a Vote of Security
                              Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12

         Item 6:          Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . .       12

                                                  PART I.   FINANCIAL INFORMATION

                                            ITEM 1:   CONSOLIDATED FINANCIAL STATEMENTS

                                                TELXON CORPORATION AND SUBSIDIARIES

                                                    CONSOLIDATED BALANCE SHEET
                                             (In thousands, except per share amounts)

                                                                                       September 30,            March 31,
                                                                                             1994                  1994
                                                                                       ------------              --------
ASSETS                                                                                  (Unaudited)
Current assets:
     Cash (including cash equivalents of $6,119
          and $8,478)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 26,790              $ 24,041
     Short-term investments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        825                   764
     Accounts receivable, net of allowance for
          doubtful accounts of $1,893 and $1,635  . . . . . . . . . . . . . . . . . . .     69,839                64,009
     Notes and other accounts receivable  . . . . . . . . . . . . . . . . . . . . . . .      3,631                 5,723
     Refundable income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        754                 1,848
     Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     77,029                79,267
     Prepaid expenses and other   . . . . . . . . . . . . . . . . . . . . . . . . . . .      9,454                10,288
                                                                                          --------              --------
                    Total current assets  . . . . . . . . . . . . . . . . . . . . . . .    188,322               185,940
     Property and equipment, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .     45,257                41,561
     Goodwill, net of amortization of $9,218
          and $7,551  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17,533                19,354
     Intangible and other assets, net   . . . . . . . . . . . . . . . . . . . . . . . .     11,937                13,113
                                                                                          --------              --------
                    Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $263,049              $259,968
                                                                                          ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 29,281              $ 24,329
     Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     28,396                43,344
     Current portion of long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .      1,332                   244
     Capital lease obligations due within one
          year    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        742                   391
     Income taxes payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,358                 2,162
     Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     34,845                35,404
                                                                                          --------              --------
                    Total current liabilities   . . . . . . . . . . . . . . . . . . . .     97,954               105,874
     Capital lease obligations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,989                   463
     Convertible subordinated debentures  . . . . . . . . . . . . . . . . . . . . . . .     24,734                24,734
     Long-term debt   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,968                 1,837
     Other long-term liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,582                 2,345
                                                                                          --------              --------
                    Total liabilities   . . . . . . . . . . . . . . . . . . . . . . . .    132,227               135,253
                                                                                          --------              --------
Stockholders' equity:
     Preferred Stock, $1.00 par value per share;
          500,000 shares authorized, none issued  . . . . . . . . . . . . . . . . . . .         --                    --
     Common Stock, $.01 par value per share;
          50,000,000 shares authorized, 15,537,641
          and 15,346,329 shares outstanding   . . . . . . . . . . . . . . . . . . . . .        155                   153
     Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . . . . . . . .     76,289                74,830
     Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     57,116                54,653
     Equity adjustment for foreign currency
          translation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,979)               (3,587)
     Unearned compensation relating to restricted
          stock awards  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (759)               (1,334)
                                                                                          --------              --------
                    Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .    130,822               124,715
                                                                                          --------              --------
     Commitments and contingencies  . . . . . . . . . . . . . . . . . . . . . . . . . .         --                    --
                                                                                          --------              --------
                    Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $263,049              $259,968
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

                                                TELXON CORPORATION AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENT OF INCOME
                                        (In thousands, except shares and per share amounts)
                                                            (Unaudited)


                                                                     Three Months                    Six Months
                                                                 Ended September 30,            Ended September 30,
                                                                  1994           1993           1994            1993
                                                                --------       --------       --------        --------
Revenues:
     Product      . . . . . . . . . . . . . . . . . . . . .        $78,652      $52,300         $153,587        $ 98,650

     Customer service   . . . . . . . . . . . . . . . . . .         13,234       10,785           25,732          20,976
                                                                   -------      -------         --------        --------
          Total revenues  . . . . . . . . . . . . . . . . .         91,886       63,085          179,319         119,626

     Cost of revenues   . . . . . . . . . . . . . . . . . .         53,553       37,649          104,270          69,745
                                                                   -------      -------         --------        --------
     Gross profit     . . . . . . . . . . . . . . . . . . .         38,333       25,436           75,049          49,881

Operating expenses:
     Selling expenses   . . . . . . . . . . . . . . . . . .         16,764       13,624           32,945          26,246
     Product development and engin-
       eering expenses  . . . . . . . . . . . . . . . . . .          8,807        6,021           16,589          12,081
     General and administrative
       expenses       . . . . . . . . . . . . . . . . . . .          8,672        7,414           17,736          14,743
                                                                   -------      -------         --------        --------
          Total operating expenses  . . . . . . . . . . . .         34,243       27,059           67,270          53,070

          Income (loss) from
              operations  . . . . . . . . . . . . . . . . .          4,090       (1,623)           7,779          (3,189)

Interest income       . . . . . . . . . . . . . . . . . . .            146          178              261             413
Interest expense      . . . . . . . . . . . . . . . . . . .         (1,199)        (536)          (2,274)         (1,076)
                                                                   -------      -------         --------        --------

          Income (loss) before income
              taxes   . . . . . . . . . . . . . . . . . . .          3,037       (1,981)           5,766          (3,852)


Provision (benefit) for income
     taxes  . . . . . . . . . . . . . . . . . . . . . . . .          1,418        (891)            2,874            (785)
                                                                   -------      -------         --------        --------

          Net income (loss)   . . . . . . . . . . . . . . .        $ 1,619      $(1,090)        $  2,892        $(3,067)
                                                                   =======      =======         ========        =======

Earnings per common and common
   equivalent share:

          Net income (loss) per share   . . . . . . . . . .      $   .10        $  (.07)        $    .18        $  (.20)
                                                                 =======        =======         ========        =======

Average number of common and
   common equivalent shares
   outstanding                  . . . . . . . . . . . . . .    15,796,000     15,352,000     15,677,000        15,352,000
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

                                                TELXON CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                                            (Unaudited)
                                                          (In thousands)

                                                                                          Six Months Ended September 30,
                                                                                          -----------------------------
                                                                                           1994                        1993
                                                                                         --------                    -------
Cash flows from operating activities:
   Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $ 2,892                $(3,067)

   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating
       activities:
             Depreciation and amortization  . . . . . . . . . . . . . . . . . . .              10,665                  10,165
             Non-cash compensation related to
               restricted stock awards  . . . . . . . . . . . . . . . . . . . . .                 283                     332
             Provision for doubtful accounts  . . . . . . . . . . . . . . . . . .                 650                     395
             Provision for inventory obsolescence . . . . . . . . . . . . . . . .               3,774                   1,551
             Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . .               (316)                     684
             Loss on disposal of assets . . . . . . . . . . . . . . . . . . . . .                 565                    352
             Changes in assets and liabilities:
                 Accounts and notes receivable  . . . . . . . . . . . . . . . . .             (4,036)                 (3,786)
                 Refundable income taxes  . . . . . . . . . . . . . . . . . . . .               1,094                   2,139
                 Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . .             (1,024)                 (1,913)
                 Prepaid expenses and other . . . . . . . . . . . . . . . . . . .                 914                 (1,129)
                 Intangible and other assets  . . . . . . . . . . . . . . . . . .               (396)                     828
                 Accounts payable and accrued
                     liabilities  . . . . . . . . . . . . . . . . . . . . . . . .            (14,623)                 (6,904)
                 Income taxes payable . . . . . . . . . . . . . . . . . . . . . .               1,196                     230
                 Other long-term liabilities  . . . . . . . . . . . . . . . . . .               (763)                   (574)
                                                                                             -------                 -------
                          Total adjustments . . . . . . . . . . . . . . . . . . .             (2,017)                   2,370
                                                                                             -------                  -------

     Net cash provided by (used in) operating
          activities        . . . . . . . . . . . . . . . . . . . . . . . . . . .                875                     (697)

Cash flows from investing activities:
   Proceeds from disposal of fixed assets   . . . . . . . . . . . . . . . . . . .                 --                      750
   Additions to property and equipment  . . . . . . . . . . . . . . . . . . . . .             (8,501)                  (8,364)
   Payments for acquisitions, net of cash
          acquired        . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (841)                  (4,996)
   Short-term investments   . . . . . . . . . . . . . . . . . . . . . . . . . . .                (61)                     645
   Software investments     . . . . . . . . . . . . . . . . . . . . . . . . . . .               (446)                     (93)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 --                     (295)
                                                                                             -------                  -------

   Net cash used in investing activities  . . . . . . . . . . . . . . . . . . . .             (9,849)                 (12,353)

Cash flows from financing activities:
   Notes payable            . . . . . . . . . . . . . . . . . . . . . . . . . . .             10,251                       --
   Principal payments on capital leases   . . . . . . . . . . . . . . . . . . . .               (280)                    (681)
   Principal payments for long-term borrowing   . . . . . . . . . . . . . . . . .                (80)                      --
   Proceeds from exercise of stock options
      (includes tax benefit)  . . . . . . . . . . . . . . . . . . . . . . . . . .              1,323                       24
                                                                                             -------                  -------

   Net cash provided by (used in) financing
      activities            . . . . . . . . . . . . . . . . . . . . . . . . . . .             11,214                     (657)

   Effect of exchange rate changes on cash  . . . . . . . . . . . . . . . . . . .                509                       78
                                                                                             -------                  -------

   Net increase (decrease) in cash and cash
      equivalents           . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,749                  (13,629)
   Cash and cash equivalents at beginning
      of period         . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             24,041                   26,515
                                                                                             -------                  -------
   Cash and cash equivalents at end of
      period        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $26,790                  $12,886
                                                                                             =======                  =======


The accompanying notes are an integral part of these consolidated financial statements.

                      TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Management Representation

     The consolidated financial statements of Telxon Corporation and its subsidiaries (the "Company") have been prepared without audit. In the opinion of the Company, all adjustments, consisting of normal recurring and other non-recurring adjustments (aggregating $418 and $.03 per share) necessary for a fair statement of results for the interim periods, have been made. The financial statements, which do not include all of the information and notes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the audited consolidated financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

2.   Earnings Per Share

     Computations of earnings per common and common equivalent share of common stock are based on the weighted average number of common shares outstanding during the period increased by the net shares issuable on the assumed exercise of stock options using the treasury stock method and the dilutive effect of restricted stock awards. Common stock purchase rights outstanding under the Company's stockholder rights plan, which potentially have a dilutive effect, have been excluded from the weighted common shares computation as preconditions to the exercisability of such rights were not satisfied.

3.   Inventories

     Inventories consisted of the following (in thousands):

                                           September 30, 1994
                                               (Unaudited)      March 31, 1994
                                           ------------------   --------------
     Purchased components   . . . . . .         $40,740            $44,378
     Work-in-process  . . . . . . . . .          13,566             18,664
     Finished goods   . . . . . . . . .          22,723             16,225
                                                -------            -------
                                                $77,029            $79,267
                                                =======            =======

4.   Accrued Liabilities

     Accrued liabilities consisted of the following (in thousands):
                                                                                   September 30, 1994
                                                                                        (Unaudited)       March 31, 1994
                                                                                    ------------------    --------------
     Current liability to former share-
          holders of acquired companies   . . . . . . . . . . . . . .                 $ 1,246                        $ 1,533
     Accrued payroll and other employee
          compensation  . . . . . . . . . . . . . . . . . . . . . . .                   9,261                         10,610
     Accrued commissions  . . . . . . . . . . . . . . . . . . . . . .                   1,717                          2,362
     Accrued taxes other than payroll
          and income taxes  . . . . . . . . . . . . . . . . . . . . .                   2,958                          1,715
     Deferred customer service revenues   . . . . . . . . . . . . . .                   9,993                          9,240
     Accrued royalties  . . . . . . . . . . . . . . . . . . . . . . .                   2,380                          3,737
     Other accrued liabilities  . . . . . . . . . . . . . . . . . . .                   7,290                          6,207
                                                                                      -------                        -------
                                                                                       $34,845                       $35,404
                                                                                       =======                       =======

5.   Supplemental Cash Flow Information

                                                                                     Six Months Ended September 30,
                                                                                   1994                          1993
                                                                                 --------                      ---------
                                                                                               (Unaudited)
                                                                                             (In thousands)
     Cash paid during the period for:
          Interest                                                                   $2,161                      $  996
          Income taxes                                                                  943                       1,064

   Capital lease additions or disposals are non-cash transactions and, accordingly, $2,157 has been excluded from property and equipment additions in the fiscal year 1995 Statement of Cash Flows. The Company received federal income tax refunds aggregating $807 during the second quarter of fiscal year 1995.

   During the quarter ended September 30, 1994, the Company converted $5,438 borrowed under the revolving credit provisions of the Company's credit facility to a 5 year term loan under that facility. Principal amounts due under the term loan are funded as revolving credit advances. The conversion and subsequent funding of $139 in principal due for the quarter ended September 30, 1994, have been treated as non-cash transactions and accordingly, have been excluded from the fiscal year 1995 Statement of Cash Flows.

6.   Litigation

   In December 1992, four class action suits were filed in the United States District Court, Northern District of Ohio, by certain alleged stockholders of the Company on behalf of themselves and purported classes consisting of Telxon stockholders, other than defendants and their affiliates, who purchased the Company's common stock between May 20, 1992 and January 19, 1993. The named defendants are the Company, former President and Chief Executive
Officer Raymond D. Meyo, and then current President, Chief Operating Officer and Chief Financial Officer Dan R. Wipff. On February 1, 1993, the Plaintiffs filed their Amended and Consolidated Class Action Complaint related to the four actions, alleging claims for fraud on the market and negligent misrepresentation, arising from alleged misrepresentations and omissions with respect to the Company's financial performance and prospects, and alleged trading activities of the named individual defendants. The Amended Complaint seeks certification of the purported class, unspecified compensatory damages, the imposition of a constructive trust on certain of the defendants' assets and other unspecified extraordinary equitable and/or injunctive relief, interest, attorneys' fees and costs. The defendants, including the Company, filed a Motion to Dismiss, which was denied by the court on June 3, 1993.

   On April 16, 1993, the Plaintiffs filed their Motion for Class Certification. The defendants, including the Company, filed their briefs in opposition to Class Certification on October 13, 1993. On December 17, 1993, the District Court certified the class, consisting of Telxon stockholders, other than defendants and their affiliates, who purchased Telxon common stock between May 20, 1992 and December 14, 1992. The Court has ordered the parties to complete discovery by December 31, 1994 and has scheduled the Consolidated Class Action for trial commencing November 13, 1995. The defendants intend to vigorously defend this Class Action; however, the ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for any liability that may result from adjudication has been made in the accompanying consolidated financial statements.

   On September 21, 1993, a derivative Complaint was filed in the Court of Chancery of the State of Delaware, in and for Newcastle County, by an alleged stockholder of Telxon derivatively on behalf of Telxon. The named defendants are the Company; Robert F. Meyerson, Chairman of the Board and Chief Executive Officer; Dan R. Wipff, President and Chief Executive Officer, Telxon Products, Inc. and director; Robert A. Goodman, Corporate Secretary and outside director; Norton W. Rose, outside director and Dr. Raj Reddy, outside director. The Complaint alleges breach of fiduciary duty to the Company and waste of the Company's assets in connection with certain transactions entered into by Telxon and compensation amounts paid by the Company. The Complaint seeks an accounting, injunction, rescission, attorneys' fees and costs. On November 12, 1993, Telxon and the individual director defendants filed a Motion to Dismiss. The plaintiff filed his brief in opposition to the Motion on May 2, 1994. The defendants have filed a responsive final brief, and the Motion to Dismiss continues to be pending before the court. The defendants intend to vigorously defend this action.

   In the normal course of its operations, the Company is subject to performance under contracts, and has various legal actions pending. However, in management's opinion, any such outstanding matters have been reflected in the consolidated financial statements, are covered by insurance or would not have a material adverse effect on the Company's consolidated financial position.

7.  Short-Term and Long-Term Financing

   The Company has a revolving credit, term loan and security agreement expiring March 31, 1996. The agreement permits the Company to borrow up to $50 million subject to availability based on qualifying accounts receivable and inventory and bears interest at the bank's prime lending rate plus 1% or LIBOR plus 2.5%. Outstanding amounts are secured by substantially all of the United States assets of the Company. The agreement contains restrictive covenants, certain of which require the Company to maintain specified levels of net worth and working capital and to meet certain current ratios, debt to net worth ratios, and fixed charge coverages. At September 30, 1994 and March 31, 1994 the Company had $34,580 and $24,573, respectively, outstanding under this agreement and was in compliance with all restrictive covenants contained in the agreement.

TELXON CORPORATION AND SUBSIDIARIES


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Results of Operations
      ---------------------
      Revenues
      --------
      Consolidated revenues for the quarter and six months ended September 30, 1994 increased $28.8 million or 46% and $59.7 million or 50% compared to the same periods in the previous fiscal year. Product revenues increased $26.4 million or 50% and $54.9 million or 56% for those same periods. Product revenues include the sale of Portable Tele-Transaction Computer ("PTC") units (including pen-based and touch-screen workslates), hardware accessories, custom application software and software license fees. The increased product revenues were primarily due to increased PTC unit volume supplemented by a minor increase in average selling price per PTC unit due to sales mix changes.

      Customer service revenues for the quarter and six months ended September 30, 1994 increased $2.4 million or 23% and $4.8 million or 23% as compared to the same periods in the previous fiscal year. These revenue increases were primarily due to volume increases and growth in the installed base of the Company's products.

      The Company continues to anticipate increases in consolidated revenues for fiscal year 1995 as compared to fiscal year 1994.

      Operating Expenses
      ------------------
      Cost of revenues as a percentage of revenues decreased to 58% for the quarter ended September 30, 1994 as compared to 60% for the same period in the previous fiscal year. Cost of revenues as a percentage of revenues remained constant at 58% for the six months ended September 30, 1994 as increased fixed manufacturing costs were offset by efficiencies achieved due to volume increases.

      Selling expenses for the quarter and six months ended September 30, 1994 increased $3.1 million or 23% and $6.7 million or 26% as compared to the same periods in the previous fiscal year. These increases reflect the impact of increased revenues on related variable expenses as well as additional expenses of the Vertical Systems Group, which is composed of five industry specific marketing groups established in the third quarter of fiscal year 1994. Selling expenses as a percentage of revenues for the quarter and six months ended September 30, 1994 decreased from 22% to 18% reflecting the leverage of fixed selling expenses over the increased revenue base.

      Product development and engineering expenses for the quarter and six months ended September 30, 1994 increased $2.8 million or 46% and $4.5 million or 37% as compared to the same periods in the previous fiscal year. These increases were primarily attributable to research and development activities related to new product development including wireless data communications and spread spectrum technology, pen-based technology, mobile workforce products and other product improvements. Product development and engineering expenses as a percentage of revenues for the quarter and six months ended September 30, 1994 remained constant in accordance with management's target for such expenses.

      General and administrative expenses for the quarter and six months ended September 30, 1994 increased $1.3 million or 17% and $3.0 million or 20% as compared to the same periods in the previous fiscal year reflecting increased corporate resources necessary to support the Company's revenue growth. General and administrative expenses as a percentage of revenues for the quarter and six months ended September 30, 1994 decreased from 10% to 9% and 12% to 10%, respectively. These decreases reflect the leverage of fixed corporate expenses over the increased revenue base.

      The Company continues to anticipate decreases in selling, product development and engineering and administrative expenses as a percentage of revenues for fiscal year 1995 as compared to fiscal year 1994 primarily due to the anticipated increased revenue levels.

      Income Taxes
      ------------
      The Company's consolidated effective income tax rate was 47% and 50% for the quarter and six months ended September 30, 1994, respectively. This compares with an effective income tax rate of (45%) and (20%) for the same periods in the previous fiscal year. The consolidated effective income tax rate reflects the income before taxes increased by nondeductible goodwill amortization and offset by foreign export incentives, the sum of which is multiplied by the graduated United States statutory rate and increased by international rate differentials.

      Liquidity
      ---------
      At September 30, 1994, the Company had cash, cash equivalents and short-term investments of $27.6 million , as compared to $24.8 million at March 31, 1994. The Company's current ratio (current assets divided by current liabilities) was 1.9:1 and 1.8:1 at September 30, 1994 and March 31, 1994, respectively. This improvement in the current ratio was caused by the changes in current assets and liabilities as described below.

      Current assets increased $2.4 million, caused primarily by the increases in cash, cash equivalents and short-term investments of $2.8 million and accounts and notes receivable of $3.7 million. These increases were partially offset by decreases in inventories of $2.2 million and refundable income taxes and other current assets of $1.9 million. As the Company has increased its investment in accounts and notes receivable, days sales outstanding has also increased to 65 days at September 30, 1994 from 57 at March 31, 1994 due primarily to the granting of extended payment terms to selected customers.

      Current liabilities decreased from $105.9 million at March 31, 1994 to $98.0 million at September 30, 1994 or $7.9 million. This decrease was due to decreases in accounts payable and accrued liabilities aggregating $15.5 million. This decrease was partially offset by increased short-term borrowings aggregating $6.4 million and an increase in income taxes payable of $1.2 million.

      The Company believes that its existing resources, including available cash, cash equivalents and short-term investments, internally generated funds and the credit facility, will be sufficient to meet working capital requirements for the next twelve months.

      Cash Flows from Operating Activities
      ------------------------------------
      Net cash flows provided by (used in) operating activities were $.9 million and $(.7) million for the six months ended September 30, 1994 and 1993, respectively. Cash flows from operating activities were positively impacted by the $6.0 million change from the net loss incurred during the six months ended September 30, 1993 to the net income recorded for the six months ended September 30, 1994, the increased provision for inventory obsolescence of $2.2 million, the net change in prepaid and other assets of $2.0 million, and other positive cash flow items aggregating $2.8 million. These positive cash flow impacts were partially offset by the decrease in accounts payable and accrued liabilities of $7.7 million, the increase in intangibles and other of $1.2 million and other negative cash flow impacts aggregating $2.5 million.

      Investing Activities
      --------------------
      Net cash used in investing activities decreased $2.5 million for the six months ended September 30, 1994 as compared to the same period in the previous fiscal year. The decrease was primarily caused by the decrease in payments for acquisitions of $4.2 million which was partially offset by a decrease in the proceeds from the disposal of fixed assets of $.8 million, decreased utilization of short-term investments of $.7 million, and other uses of cash of $.2 million.

      Financing Activities
      --------------------
      Cash flows from financing activities increased $11.9 million for the six month period ended September 30, 1994 as compared to the same period in the previous fiscal year. This increase was primarily due to the borrowing under the Company's credit facility described below of $10.3 million and increased proceeds from the exercise of stock options of $1.3 million.

      The Company has a revolving credit, term loan and security agreement expiring March 31, 1996. The agreement permits the Company to borrow up to $50 million subject to availability based on qualifying accounts receivable and inventory and bears interest at the prime lending rate plus 1% or LIBOR plus 2.5%. At September 30, 1994, the Company had $34.6 million outstanding under this agreement. During the quarter, the Company converted notes payable representing $5.4 million in revolving borrowings to a term loan in a non-cash transaction. The Company anticipates continued borrowing under this agreement during fiscal 1995.

                      TELXON CORPORATION AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - -------  ---------------------------------------------------
    (a) The Company held its Annual Meeting of Stockholders on August 19, 1994 (the "Annual Meeting").

    (c) The following three matters were submitted to the Company's stockholders for approval at the Annual Meeting:

         (1) The election of two directors to hold office until the 1997 Annual Meeting of Stockholders or until their successors are elected and qualified. The following votes were cast for each director nominee:

                  For election of Robert A. Goodman;

                     Votes for:                                       11,742,579
                     Votes withheld:                                     373,192

                  For election of Dr. Raj Reddy;

                     Votes for:                                       11,748,012
                     Votes withheld:                                     367,759

         (2)      Approval of an amendment to the Telxon Corporation
                  1990 Stock Option Plan.  The following votes were cast:

                    Votes for:                                         5,959,190
                    Votes against:                                     4,052,255
                    Votes abstained:                                     192,539
                    Broker non-votes:                                  1,911,787

         (3) Ratification and approval of the extension of existing stock option grants to two directors. The following votes were cast:

                    Votes for:                                        10,822,572
                    Votes against:                                     1,030,351
                    Votes abstained:                                     253,925
                    Broker non-votes:                                      8,923

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -------  --------------------------------
    (a)  Exhibits
         --------
         4.1 Portions of the Restated Certificate of Incorporation of Registrant pertaining to the rights of holders of Registrant's Common Stock, par value $.01 per share incorporated by reference to
                   Exhibit 3.1 to Registrant's Form 10-K for the year ended March 31, 1993.

                  4.2 Form of Certificate for the Registrant's Common Stock, par value $.01 per share, incorporated herein by reference to Exhibit 4.2 to Registrant's Form 10-K filed for the year ended March 31, 1990.

                  4.3 Rights Agreement between Registrant and AmeriTrust Company National Association, as Rights Agent, dated as of August 25, 1987, incorporated herein by reference to Exhibit 2(c) to Amendment No. 1, dated May 21, 1992, to Registrant's Registration Statement on Form 8-A, filed December 19, 1983, with respect to Registrant's Common Stock.

                            4.3.1 Form of Rights Certificate (included as Exhibit A to the Rights Agreement included as Exhibit 4.3 to the Annual Report on Form 10-K). Until the Distribution Date (as defined in the Rights Agreement), the Rights Agreement provides that the common stock purchase rights created thereunder are evidenced by the certificates for Registrant's Common Stock (the form of which is included as Exhibit 4.3 to this Quarterly Report on Form 10-Q, which stock certificates are deemed also to be certificates for such common stock purchase rights) and not by separate Rights Certificates; as soon as practicable after the Distribution Date, Rights Certificates will be mailed to each holder of
                                           Registrant's Common Stock as of the
                                           close of business on the
                                           Distribution Date.

                  4.4 Indenture by and between the Registrant and AmeriTrust Company National Association, as Trustee, dated as of June 1, 1987, regarding Registrant's 7-1/2% Convertible Subordinated Debentures Due 2012, incorporated herein by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-3, Registration No. 33-14348, filed May 18, 1987.

                             4.4.1 Form of the Registrant's 7-1/2% Convertible Subordinated Debentures
                                           Due 2012 (set forth in the Indenture
                                           included as Exhibit 4.4 to this
                                           Quarterly Report on Form 10-Q).

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

               10.1.5.a Description of amendment extending option term, filed herewith.

10.1.6 Non-Qualified Stock Option Agreement between the Registrant and Raj Reddy, dated as of October 17, 1988, incorporated herein by reference to Exhibit 10.1.6 to Registrant's Form 10-K filed for the year ended March 31, 1994.

               10.1.6.a Description of amendment extending option term, filed herewith.

10.1.7 Description of compensation arrangements between the Registrant and Robert F. Meyerson, Chairman of the Board of Registrant, incorporated herein by reference to Exhibit 10.14 to Registrant's Form 10-K filed for the year ended March 31, 1990.

10.1.8 Employment Agreement between Telxon Products, Inc., a wholly owned subsidiary of the Registrant, and Dan R. Wipff, dated as of September 29, 1994, filed herewith.

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

        10.1.16 Employment Agreement between the Registrant and Frank Brick, effective as of October 15, 1993, filed herewith.

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

                       10.1.17.b        Amendment, dated July 18, 1994, filed
                                        herewith.

        10.1.18        Employment Agreement between the Registrant and David B.
                       Swank, effective as of August 22, 1994, filed herewith.

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

                            10.2.2 Lease between Itronix Corporation, a wholly owned subsidiary of the Registrant, and Hutton Settlement, Inc., dated as of April 5, 1993, incorporated herein by reference to
                                           Exhibit 10.2.3 to the Registrant's
                                           Form 10-K filed for the year ended
                                           March 31, 1993.

                10.3       Credit Agreements of the Registrant.

                           10.3.1       Revolving Credit, Term Loan and
                                        Security Agreement between the
                                        Registrant and the Bank of New York
                                        Commercial Corporation, dated as of
                                        October 20, 1993, incorporated by
                                        reference to Exhibit 10.3 to the
                                        Registrant's Form 10-Q filed for the
                                        quarter ended September 30, 1993.

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

                10.7 Plan and Agreement of Merger, dated as of January 18, 1993, among the Registrant, WSACO, Inc. and Tele-transaction, Inc., incorporated herein by reference to Exhibit 10.29 to the Registrant's Form 10-Q filed for the quarter ended December 31, 1992.

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

               10.9 Agreement of Merger among the Registrant, Itracquico Corporation and Itronix Corporation dated as of March 22, 1993, incorporated herein by reference to Exhibit 10.10 to the Registrant's Form 10-K for the year ended March 31, 1993.

               10.10 Agreement for Sale and Licensing of Assets between AST Research, Inc. and PenRight! Corporation, a wholly owned subsidiary of the Registrant, dated as of January 26, 1994, incorporated herein by reference to Exhibit 10.11 to the Registrant's Form 10-Q for the quarter ended December 31, 1993.

               11.01 Computation of Common Shares outstanding and earnings per share for the three and six month periods ended September 30, 1993 and 1994, filed herewith.

                27.01 Financial Data Schedule as of September 30, 1994 and 1993 and three months and six months then ended, filed herewith.

(b)      Reports on Form 8-K

         No Current Report on Form 8-K was filed by the Registrant during the fiscal quarter ended September 30, 1994 for which this Quarterly Report on Form 10-Q is filed.

                      TELXON CORPORATION AND SUBSIDIARIES

                                   SIGNATURE





          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Date:       November 12, 1994





                                        TELXON CORPORATION
                                        ------------------
                                           (Registrant)



                                        /s/  Gerald J. Gabriel
                                        ---------------------------
                                             Gerald J. Gabriel


                                        Corporate Controller
                                        (Principal Accounting Officer)

                              TELXON CORPORATION

                                 EXHIBITS TO

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1994

                               INDEX TO EXHIBITS
                               -----------------

   *              4.1       Portions of the Restated Certificate of
                            Incorporation of Registrant pertaining to the rights of holders of Registrant's Common Stock, par value $.01 per share incorporated by reference to
                            Exhibit 3.1 to Registrant's Form 10-K for the year ended March 31, 1993.

   *              4.2       Form of Certificate for the Registrant's Common
                            Stock, par value $.01 per share, incorporated herein by reference to Exhibit 4.2 to Registrant's
                            Form 10-K filed for the year ended March 31, 1990.

   *              4.3       Rights Agreement between Registrant and AmeriTrust
                            Company National Association, as Rights Agent, dated as of August 25, 1987, incorporated herein by reference to Exhibit 2(c) to Amendment No. 1, dated
                            May 21, 1992, to Registrant's Registration
                            Statement on Form 8-A, filed December 19, 1983, with respect to Registrant's Common Stock.

   *                        4.3.1          Form of Rights Certificate (included
                                           as Exhibit A to the Rights Agreement
                                           included as Exhibit 4.3 to the
                                           Annual Report on Form 10-K).  Until
                                           the Distribution Date (as defined in
                                           the Rights Agreement), the Rights
                                           Agreement provides that the common
                                           stock purchase rights created
                                           thereunder are evidenced by the
                                           certificates for Registrant's Common
                                           Stock (the form of which is included
                                           as Exhibit 4.3 to this Quarterly
                                           Report on Form 10-Q, which stock
                                           certificates are deemed also to be
                                           certificates for such common stock
                                           purchase rights) and not by separate
                                           Rights Certificates; as soon as
                                           practicable after the Distribution
                                           Date, Rights Certificates will be
                                           mailed to each holder of
                                           Registrant's Common Stock as of the
                                           close of business on the
                                           Distribution Date.

   *              4.4       Indenture by and between the Registrant and
                            AmeriTrust Company National Association, as
                            Trustee, dated as of  June 1, 1987, regarding
                            Registrant's 7-1/2% Convertible Subordinated
                            Debentures Due 2012, incorporated herein by reference to Exhibit 4.2 to Registrant's
                            Registration Statement on Form S-3, Registration
                            No. 33-14348, filed May 18, 1987.

   *                        4.4.1          Form of the Registrant's 7-1/2%
                                           Convertible Subordinated Debentures
                                           Due 2012 (set forth in the Indenture
                                           included as Exhibit 4.4 to this
                                           Quarterly Report on Form 10-Q).

   *             10.1       Compensation and Benefits Plans of the Registrant.

   *                        10.1.1         Amended and Restated Retirement and
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

   *                                       10.1.2.a     Amendment, dated
                                                        January 31, 1990,
                                                        incorporated herein by
                                                        reference to Exhibit
                                                        10.1.2.a to
                                                        Registrant's Form 10-K
                                                        filed for the year ended
                                                        March 31, 1994.

   **                       10.1.3         1990 Stock Option Plan of the
                                           Registrant, as amended, filed
                                           herewith.

   *                        10.1.4         1990 Stock Option Plan of the
                                           Registrant for non-employee
                                           directors, as amended, incorporated
                                           herein by reference to Exhibit
                                           10.1.4 to Registrant's Form 10-K
                                           filed for the year ended March 31,
                                           1994.

   *                        10.1.5         Non-Qualified Stock Option Agreement
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

   **                                      10.1.5.a     Description of
                                                        amendment extending
                                                        option term, filed
                                                        herewith.

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

   **                                      10.1.6.a     Description of
                                                        amendment extending
                                                        option term, filed
                                                        herewith.

   *                        10.1.7         Description of compensation
                                           arrangements between the Registrant
                                           and Robert F. Meyerson, Chairman of
                                           the Board of Registrant,
                                           incorporated herein by reference to
                                           Exhibit 10.14 to Registrant's Form
                                           10-K filed for the year ended March
                                           31, 1990.

   **                       10.1.8         Employment Agreement between Telxon
                                           Products, Inc., a wholly owned
                                           subsidiary of the Registrant, and
                                           Dan R. Wipff, dated September 29,
                                           1994, filed herewith.

   *                        10.1.9         Consulting Agreement between the
                                           Registrant and Accipiter
                                           Corporation, dated March 6, 1992,
                                           incorporated herein by reference to
                                           Exhibit 10.17 to the Registrant's
                                           Form 10-K filed for the year ended
                                           March 31, 1992.

   *                        10.1.10        Services and Non-Competition
                                           Agreement, dated as of January 18,
                                           1993, among Accipiter Corporation,
                                           Robert F. Meyerson and the
                                           Registrant,  incorporated herein by
                                           reference to Exhibit 10.28 to the
                                           Registrant's Form 10-Q filed for the
                                           quarter ended December 31, 1992.

   *                        10.1.11        Employment Agreement between the
                                           Registrant and John H. Cribb
                                           effective as of April 1, 1993,
                                           incorporated herein by reference to
                                           Exhibit 10.1.11 to Registrant's Form
                                           10-K filed for the year ended March
                                           31, 1994.

   *                        10.1.12        Severance and Settlement Agreement,
                                           dated as of December 23, 1992,
                                           between the Registrant and Raymond
                                           D. Meyo, incorporated herein by
                                           reference to Exhibit 10.26 to the
                                           Registrant's Form  10-Q filed for
                                           the quarter ended   December 31,
                                           1992.

   *                        10.1.13        Consulting Agreement, dated as of
                                           December 23, 1992, between the
                                           Registrant and Raymond D. Meyo,
                                           incorporated herein by reference to
                                           Exhibit 10.26 to the Registrant's
                                           Form 10-Q filed for the quarter
                                           ended December 31, 1992.

   *                        10.1.14        Employment Agreement between the
                                           Registrant and D. Michael Grimes,
                                           dated as of February 25, 1993,
                                           incorporated herein by reference to
                                           Exhibit 10.1.14 to the Registrant's
                                           Form 10-K filed for the year ended
                                           March 31, 1993.

   *                        10.1.15        Employment Agreement between the
                                           Registrant and William J. Murphy,
                                           dated as of March 12, 1993,
                                           incorporated herein by reference to
                                           Exhibit 10.1.15 to the Registrant's
                                           Form 10-K filed for the year ended
                                           March 31, 1993.

   **                       10.1.16        Employment Agreement between the
                                           Registrant and Frank Brick,
                                           effective as of October 15, 1993,
                                           filed herewith.

   *                        10.1.17        1992 Restricted Stock Plan of the
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

   **                                      10.1.17.b    Amendment, dated
                                                        July 18, 1994, filed
                                                        herewith.
   **                       10.1.18        Employment Agreement between the
                                           Registrant and David B. Swank,
                                           effective as of August 22, 1994,
                                           filed herewith.

   *            10.2       Material Leases of the Registrant.

   *                        10.2.1         Lease between Registrant and 3330 W.
                                           Market Properties, dated as of
                                           December 30, 1986, incorporated
                                           herein by reference to Exhibit
                                           10.2.1 to Registrant's Form 10-K
                                           filed for the year ended March 31,
                                           1994.

   *                        10.2.2         Lease between Itronix Corporation, a
                                           wholly owned subsidiary of the
                                           Registrant, and Hutton Settlement,
                                           Inc.,  dated as of April 5, 1993,
                                           incorporated herein by reference to
                                           Exhibit 10.2.3 to the Registrant's
                                           Form 10-K filed for the year ended
                                           March 31, 1993.

   *            10.3       Credit Agreements of the Registrant.

   *                        10.3.1         Revolving Credit, Term Loan and
                                           Security Agreement between the
                                           Registrant and the Bank of New York
                                           Commercial Corporation, dated as of
                                           October 20, 1993, incorporated by
                                           reference to Exhibit 10.3 to the
                                           Registrant's Form 10-Q filed for the
                                           quarter ended September 30, 1993.

   *                                       10.3.1.a     First Amendment to
                                                        Revolving Credit, Term
                                                        Loan and Security
                                                        Agreement between the
                                                        Registrant and the Bank
                                                        of New York Commercial
                                                        Corporation, dated as
                                                        of March 30, 1994,
                                                        incorporated herein by
                                                        reference to Exhibit
                                                        10.3.1.a to
                                                        Registrant's Form 10-K
                                                        filed for the year ended
                                                        March 31, 1994.

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

   *            10.7        Plan and Agreement of Merger, dated as of January
                            18, 1993, among the Registrant, WSACO, Inc. and
                            Teletransaction, Inc., incorporated herein by reference to Exhibit 10.29 to the Registrant's Form
                            10-Q filed for the quarter ended December 31, 1992.

   *                        10.7.1         Notice of Termination by WSACO,
                                           Inc., as contemplated by Section 5.7
                                           of the Plan and Agreement of Merger,
                                           of Amended and Restated Consulting
                                           Agreement between Accipiter
                                           Corporation and Teletransaction,
                                           Inc., incorporated herein by
                                           reference to Exhibit 10.7.1 to
                                           Registrant's Form 10-K for the year
                                           ended March 31, 1993.

   *            10.8        Asset Purchase Agreement between the Registrant and
                            Retail Management Systems Corporation, dated as of
                            April 3, 1992, incorporated herein by reference to
                            Exhibit 10.23 to the Registrant's Form 10-K filed for the year ended March 31, 1992.

   *            10.9        Agreement of Merger among the Registrant,
                            Itracquico Corporation and Itronix Corporation dated as of March 22, 1993, incorporated herein by reference to Exhibit 10.10 to the Registrant's Form
                            10-K for the year ended March 31, 1993.

   *            10.10       Agreement for Sale and Licensing of Assets between
                            AST Research, Inc. and PenRight! Corporation, a wholly-owned subsidiary of the Registrant, dated as of January 26, 1994, incorporated herein by reference to Exhibit 10.11 to the Registrant's Form
                            10-Q for the quarter ended December 31, 1993.

   **           11.01       Computation of Common Shares outstanding and
                            earnings per share for the three and six month periods ended September 30, 1993 and 1994, filed herewith.

   **           27.01       Financial Data Schedule as of September 30, 1994
                            and 1993 and three months and six months then ended, filed herewith.

         __________________________________________
         *       Previously filed.
         **      Filed herewith.