Form 10-Q
period 1994-12-31
TELXON CORP
filed 1995-02-14
CIK 352495

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q



         [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1994

                                       or

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ____________ to ____________


                       Commission file number   0-11402
                                             -------------

                              TELXON CORPORATION
- - --------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                      74-1666060
- - ---------------------------------         --------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)


  3330 West Market Street, Akron, Ohio                               44333
- - --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

     Registrant's Telephone Number, Including Area Code   (216) 867-3700
                                                         -----------------------

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

At December 31, 1994, there were 15,544,501 outstanding shares of the registrant's Common Stock, $.01 par value per share ("Common Stock").

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

PART II.             OTHER INFORMATION:

         Item 6:          Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . .       13

                                                  PART I.   FINANCIAL INFORMATION

                                            ITEM 1:   CONSOLIDATED FINANCIAL STATEMENTS

                                                TELXON CORPORATION AND SUBSIDIARIES

                                                    CONSOLIDATED BALANCE SHEET
                                             (In thousands, except per share amounts)

                                                                                            December 31,        March 31,
                                                                                               1994               1994
                                                                                            ------------      ------------
ASSETS                                                                                       (Unaudited)
Current assets:
     Cash (including cash equivalents of $15,083
          and $8,478)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 29,772        $ 24,041
     Short-term investments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              801             764
     Accounts receivable, net of allowance for
          doubtful accounts of $1,958 and $1,635  . . . . . . . . . . . . . . . . . . .           71,611          64,009
     Notes and other accounts receivable  . . . . . . . . . . . . . . . . . . . . . . .            3,941           5,723
     Refundable income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              778           1,848
     Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           73,815          79,267
     Prepaid expenses and other   . . . . . . . . . . . . . . . . . . . . . . . . . . .            9,808          10,288
                                                                                                --------        --------
                    Total current assets  . . . . . . . . . . . . . . . . . . . . . . .          190,526         185,940
     Property and equipment, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .           44,660          41,561
     Goodwill, net of amortization of $10,185
          and $7,551  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16,616          19,354
     Intangible and other assets, net   . . . . . . . . . . . . . . . . . . . . . . . .           10,514          13,113
                                                                                                --------        --------
                    Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $262,316        $259,968
                                                                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 21,942        $ 24,329
     Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           31,615          43,344
     Current portion of long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .            1,332             244
     Capital lease obligations due within one
          year  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              734             391
     Income taxes payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,047           2,162
     Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           35,226          35,404
                                                                                                --------        --------
                    Total current liabilities   . . . . . . . . . . . . . . . . . . . .           95,896         105,874
     Capital lease obligations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,824             463
     Convertible subordinated debentures  . . . . . . . . . . . . . . . . . . . . . . .           24,734          24,734
     Long-term debt   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,598           1,837
     Other long-term liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,143           2,345
                                                                                                --------        --------
                    Total liabilities   . . . . . . . . . . . . . . . . . . . . . . . .          129,195         135,253
                                                                                                --------        --------
Stockholders' equity:
     Preferred Stock, $1.00 par value per share;
          500,000 shares authorized, none issued  . . . . . . . . . . . . . . . . . . .               --              --
     Common Stock, $.01 par value per share;
          50,000,000 shares authorized, 15,544,501
          and 15,346,329 shares outstanding   . . . . . . . . . . . . . . . . . . . . .              155             153
     Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . . . . . . . .           77,561          74,830
     Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           59,463          54,653
     Equity adjustment for foreign currency
          translation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,621)         (3,587)
     Unearned compensation relating to restricted
          stock awards  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,437)         (1,334)
                                                                                                --------        --------
                    Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .          133,121         124,715
                                                                                                --------        --------
     Commitments and contingencies  . . . . . . . . . . . . . . . . . . . . . . . . . .               --              --
                                                                                                --------        --------
                    Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $262,316        $259,968
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

                                                TELXON CORPORATION AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENT OF INCOME
                                        (In thousands, except shares and per share amounts)
                                                            (Unaudited)


                                                                     Three Months                     Nine Months
                                                                  Ended December 31,               Ended December 31,
                                                                1994            1993           1994            1993
                                                             ----------      ----------     ----------      -----------
Revenues:
     Product  . . . . . . . . . . . . . . . . . . . . . . .     $84,129         $65,569       $237,716        $164,219
     Customer service   . . . . . . . . . . . . . . . . . .      14,067          11,399         39,799          32,375
                                                             ----------      ----------     ----------      -----------
          Total revenues  . . . . . . . . . . . . . . . . .      98,196          76,968        277,515         196,594

Cost of revenues:
     Product  . . . . . . . . . . . . . . . . . . . . . . .      49,946          37,781        139,835          93,096
     Customer service   . . . . . . . . . . . . . . . . . .       8,407           7,317         22,788          21,747
                                                             ----------      ----------     ----------      -----------
          Total cost of revenues  . . . . . . . . . . . . .      58,353          45,098        162,623         114,843

     Gross profit . . . . . . . . . . . . . . . . . . . . .      39,843          31,870        114,892          81,751

Operating expenses:
     Selling expenses   . . . . . . . . . . . . . . . . . .      16,614          15,459         49,559          41,705
     Product development and engi-
       neering expenses . . . . . . . . . . . . . . . . . .       9,193           7,265         25,782          19,346
     General and administrative
       expenses . . . . . . . . . . . . . . . . . . . . . .       8,297           8,600         26,033          23,343
                                                             ----------      ----------     ----------      -----------
          Total operating expenses  . . . . . . . . . . . .      34,104          31,324        101,374          84,394

          Income (loss) from
              operations  . . . . . . . . . . . . . . . . .       5,739             546         13,518          (2,643)

Interest income . . . . . . . . . . . . . . . . . . . . . .         135              99            396             512
Interest expense  . . . . . . . . . . . . . . . . . . . . .      (1,209)           (564)        (3,483)         (1,640)
                                                             ----------      ----------     ----------      -----------
          Income (loss) before income
              taxes . . . . . . . . . . . . . . . . . . . .       4,665              81         10,431          (3,771)

Provision (benefit) for income
     taxes  . . . . . . . . . . . . . . . . . . . . . . . .       2,201             698          5,075             (87)
                                                             ----------      ----------     ----------      -----------

          Net income (loss)   . . . . . . . . . . . . . . .     $ 2,464         $  (617)      $  5,356        $ (3,684)
                                                             ==========      ==========     ==========      ===========
Earnings per common and common
   equivalent share:
          Net income (loss) per share   . . . . . . . . . .     $   .16         $  (.04)      $    .34        $   (.24)
                                                             ==========      ==========     ==========      ===========
Average number of common and
   common equivalent shares
   outstanding    . . . . . . . . . . . . . . . . . . . . .  15,620,000      15,417,000     15,788,000      15,377,000
                                                             ==========      ==========     ==========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                                TELXON CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                                            (Unaudited)
                                                          (In thousands)

                                                                                             Nine Months Ended December 31,
                                                                                             ------------------------------
                                                                                               1994                   1993
                                                                                             --------               --------
                                                                                                                     C>
Cash flows from operating activities:
   Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $  5,356               $ (3,684)

   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating
       activities:
             Depreciation and amortization  . . . . . . . . . . . . . . . . . . .              15,923                 15,413
             Non-cash compensation related to
               restricted stock awards  . . . . . . . . . . . . . . . . . . . . .                 538                    591
             Provision for doubtful accounts  . . . . . . . . . . . . . . . . . .                 936                    547
             Provision for inventory obsolescence . . . . . . . . . . . . . . . .               5,444                  3,675
             Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . .                 (70)                   954
             Loss on disposal of assets . . . . . . . . . . . . . . . . . . . . .                 671                    478
             Changes in assets and liabilities:
                 Accounts and notes receivable  . . . . . . . . . . . . . . . . .              (6,374)               (12,784)
                 Refundable income taxes  . . . . . . . . . . . . . . . . . . . .               1,070                  1,875
                 Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . .                  89                (23,524)
                 Prepaid expenses and other . . . . . . . . . . . . . . . . . . .                 299                   (644)
                 Intangible and other assets  . . . . . . . . . . . . . . . . . .                   8                  2,530
                 Accounts payable and accrued
                     liabilities  . . . . . . . . . . . . . . . . . . . . . . . .             (10,786)                 8,992
                 Income taxes payable . . . . . . . . . . . . . . . . . . . . . .               2,885                  1,076
                 Other long-term liabilities  . . . . . . . . . . . . . . . . . .              (1,201)                (1,350)
                                                                                             --------               --------
                          Total adjustments . . . . . . . . . . . . . . . . . . .               9,432                 (2,171)
                                                                                             --------               --------

     Net cash provided by (used in) operating
          activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              14,788                 (5,855)

Cash flows from investing activities:
   Proceeds from disposal of fixed assets   . . . . . . . . . . . . . . . . . . .                  --                    750
   Additions to property and equipment  . . . . . . . . . . . . . . . . . . . . .             (11,249)               (16,414)
   Payments for acquisitions, net of cash
     acquired . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (1,092)                (4,996)
   Short-term investments   . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (37)                   306
   Software investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (576)                  (126)
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  --                   (295)
                                                                                             --------               --------

   Net cash used in investing activities  . . . . . . . . . . . . . . . . . . . .             (12,954)               (20,775)

Cash flows from financing activities:
   Notes payable, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,641                  9,435
   Principal payments on capital leases   . . . . . . . . . . . . . . . . . . . .                (453)                  (912)
   Principal payments for long-term borrowing   . . . . . . . . . . . . . . . . .                (179)                    --
   Proceeds from exercise of stock options
      (includes tax benefit)  . . . . . . . . . . . . . . . . . . . . . . . . . .               1,545                     77
                                                                                             --------               --------

   Net cash provided by financing activities  . . . . . . . . . . . . . . . . . .               3,554                  8,600

   Effect of exchange rate changes on cash  . . . . . . . . . . . . . . . . . . .                 343                    153
                                                                                             --------               --------
   Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . .               5,731                (17,877)
   Cash and cash equivalents at beginning of period   . . . . . . . . . . . . . .              24,041                 26,515
                                                                                             --------               --------
   Cash and cash equivalents at end of period   . . . . . . . . . . . . . . . . .            $ 29,772               $  8,638
                                                                                             ========               ========





The accompanying notes are an integral part of these consolidated financial statements.

                      TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Management Representation

     The consolidated financial statements of Telxon Corporation and its subsidiaries (the "Company") have been prepared without audit. In the opinion of the Company, all adjustments necessary for a fair statement of results for the interim periods have been made. The financial statements, which do not include all of the information and notes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the audited consolidated financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

2.   Earnings Per Share

     Computations of earnings per common and common equivalent share of common stock are based on the weighted average number of common shares outstanding during the period increased by the net shares issuable on the assumed exercise of stock options using the treasury stock method and the dilutive effect of restricted stock awards. All securities having an anti-dilutive effect on earnings per share have been excluded from such computations. Common stock purchase rights outstanding under the Company's stockholder rights plan, which potentially have a dilutive effect, have been excluded from the weighted common shares computation as preconditions to the exercisability of such rights were not satisfied.

3.   Reclassifications

     Certain items in the fiscal 1994 consolidated financial statements have been reclassified to conform to the fiscal 1995 presentation.

4.   Inventories

     Inventories consisted of the following (in thousands):

                                                                                  December 31, 1994
                                                                                    (Unaudited)           March 31, 1994
                                                                                 ------------------       --------------
     Purchased components   . . . . . . . . . . . . . . . . . . . . .                 $42,190               $44,378
     Work-in-process  . . . . . . . . . . . . . . . . . . . . . . . .                  11,587                18,664
     Finished goods   . . . . . . . . . . . . . . . . . . . . . . . .                  20,038                16,225
                                                                                      -------               -------
                                                                                      $73,815               $79,267
                                                                                      =======               =======

5.   Accrued Liabilities

     Accrued liabilities consisted of the following (in thousands):

                                                                                  December 31, 1994
                                                                                    (Unaudited)           March 31, 1994
                                                                                 ------------------       --------------
     Accrued payroll and other employee
          compensation  . . . . . . . . . . . . . . . . . . . . . . .                 $ 8,673               $10,610
     Accrued commissions  . . . . . . . . . . . . . . . . . . . . . .                   2,116                 2,362
     Accrued taxes other than payroll
          and income taxes  . . . . . . . . . . . . . . . . . . . . .                   3,690                 1,715
     Deferred customer service revenues   . . . . . . . . . . . . . .                   9,760                 9,240
     Accrued royalties  . . . . . . . . . . . . . . . . . . . . . . .                   2,228                 3,737
     Other accrued liabilities  . . . . . . . . . . . . . . . . . . .                   8,759                 7,740
                                                                                      -------               -------
                                                                                      $35,226               $35,404
                                                                                      =======               =======

6.   Supplemental Cash Flow Information

     Cash paid during the period for (in thousands):

                                                                                     Nine Months Ended December 31,
                                                                                   1994                          1993
                                                                                 --------                      ---------
                                                                                               (Unaudited)
          Interest                                                                $3,770                        $2,139
          Income taxes                                                             1,053                         1,286

     Capital lease additions or disposals are non-cash transactions, and accordingly, $2,157 and $990, respectively, have been excluded from property and equipment additions in the fiscal year 1995 and 1994 Statements of Cash Flows. The Company received federal income tax refunds aggregating $807 during the second quarter of fiscal 1995.

     During the second quarter of fiscal 1995, the Company converted $5,438 borrowed under the revolving credit provisions of the Company's credit facility to a 5 year term loan under that facility. Principal amounts due under the term loan are funded as revolving credit advances. The conversion and subsequent funding of $411 in principal due for the nine months ended December 31, 1994, have been treated as non-cash transactions and, accordingly, have been excluded from the fiscal year 1995 Statement of Cash Flows.

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

     On April 16, 1993, the Plaintiffs filed their Motion for Class Certification. The defendants, including the Company, filed their briefs in opposition to Class Certification on October 13, 1993. On December 17, 1993, the District Court certified the class, consisting of Telxon stockholders, other than defendants and their affiliates, who purchased Telxon common stock between May 20, 1992 and December 14, 1992.
     Discovery (other than of experts) has just been completed, and the Consolidated Class Action is scheduled for trial commencing November 13, 1995.

     The defendants intend to continue vigorously defending this Consolidated Class Action. However, since the ultimate outcome of this litigation cannot presently be determined, no provision for any liability that may result from adjudication has been made in the accompanying consolidated financial statements.

     On September 21, 1993, a derivative Complaint was filed in the Court of Chancery of the State of Delaware, in and for Newcastle County, by an alleged stockholder of Telxon derivatively on behalf of Telxon. The named defendants are the Company; Robert F. Meyerson, Chairman of the Board and Chief Executive Officer; Dan R. Wipff, President and Chief Executive Officer of the Company's Telxon Products Division and a former director; Robert A. Goodman, Corporate Secretary and outside director; Norton W. Rose, outside director, and Dr. Raj Reddy, outside director. The Complaint alleges breach of fiduciary duty to the Company and waste of the Company's assets in connection with certain transactions entered into by Telxon and compensation amounts paid by the Company. The Complaint seeks an accounting, injunction, rescission, attorneys' fees and costs. While the Company is nominally a defendent in this derivative action, no monetary relief is sought by the plaintiff from the Company; accordingly, no provision therefor has been made in the accompanying consolidated financial statements. On November 12, 1993, Telxon and the individual director defendants filed a Motion to Dismiss. The plaintiff filed his brief in opposition to the Motion on May 2, 1994, and the defendants have filed a responsive final brief. Oral argument on the Motion to Dismiss is scheduled for March 29, 1995. The defendants intend to vigorously defend this action.

     In the normal course of its operations, the Company is subject to performance under contracts, and has various legal actions pending. However, in management's opinion, any such outstanding matters have been reflected in the consolidated financial statements, are covered by insurance or would not have a material adverse effect on the Company's consolidated financial position.

8.   Short-Term and Long-Term Financing

     The Company has a revolving credit, term loan and security agreement expiring March 31, 1996. The agreement permits the Company to borrow up to $50 million subject to availability based on qualifying accounts receivable and inventory and bears interest at the bank's prime lending rate plus 1% or LIBOR plus 2.5%. Outstanding amounts are secured by substantially all of the United States assets of the Company. The agreement contains restrictive covenants, certain of which require the Company to maintain specified levels of net worth and working capital and to meet certain current ratios, debt to net worth ratios, and fixed charge coverages. At December 31, 1994 and March 31, 1994 the Company had $26,970 and $24,573, respectively, outstanding under this agreement and was in compliance with all restrictive covenants contained in the agreement.

TELXON CORPORATION AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Results of Operations
      ---------------------
      Revenues
      --------

      Consolidated revenues for the quarter and nine months ended December
      31, 1994, increased $21.2 million or 28% and $80.9 million or 41% compared to the same periods in the previous fiscal year. Product revenues increased $18.6 million or 28% and $73.5 million or 45% for those same periods. Product revenues include the sale of Portable Tele-Transaction Computer ("PTC") units (including pen-based and touch-screen workslates), hardware accessories, custom application software and software license fees and wireless data communication products. The increase in product revenues was due to increased average selling price per PTC unit as the current sales mix moved towards more comprehensive systems comprising higher priced units with spread-spectrum technology as well as an increase in the number of units shipped.

      Customer service revenues for the quarter and nine months ended December 31, 1994 increased $2.7 million or 23% and $7.4 million or 23% as compared to the same periods in the previous fiscal year. These revenue increases were primarily due to growth in the installed based of the Company's equipment.

      Revenues for the Company's international operations (including Canada) for the quarter and nine months ended December 31, 1994 increased $8.7 million or 38% and $26.3 million or 48% compared to the same periods in the previous fiscal year. Changes in currency exchange rates and intercompany hedging activities did not materially affect the results of the Company's international operations.

      The Company continues to anticipate increases in consolidated revenues for fiscal year 1995 as compared to fiscal year 1994.

      Costs of Revenues
      -----------------

      Cost of product revenues as a percentage of product revenues increased to 59% for the quarter ended December 31, 1994, as compared to 58% for the same period in the previous fiscal year. Cost of product revenues as a percentage of product revenues increased to 59% for the nine months ended December 31, 1994, as compared to 57% for the same period in the previous fiscal year. These increased cost percentages were primarily caused by low gross margin business with a few high volume customers.

      Cost of customer service revenues as a percentage of customer service revenues decreased to 60% for the quarter ended December 31, 1994 as compared to 64% for the same period in the previous fiscal year. Cost of customer service revenues as a percentage of customer service revenues decreased to 57% for the nine months ended December 31, 1994 as compared to 67% for the same period in the previous fiscal year. These decreases reflect efficiencies gained from the consolidation of the Company's U.S. service depots to a single National Service Center in Houston, Texas. That consolidation was completed in the fourth quarter of fiscal 1994.

      For the nine months ended December 31, 1994, inventory valuation accounts were increased to cover the risk of obsolescence due to new product introductions and continuing technological change. At December 31, 1994, inventory valuation accounts increased to $10.9 million of gross inventories from $9.9 million or 11% of gross inventories at March 31, 1994.

      Operating Expenses
      ------------------

      Selling expenses as a percentage of total revenues for the quarter and nine months ended December 31, 1994, as compared to the same periods in the previous fiscal year, decreased from 20% to 17% and from 21% to 18% reflecting the leveraging of fixed selling expenses over the increased revenue base. On a dollar basis, selling expenses for the quarter and nine months ended December 31, 1994 increased $1.2 million or 7% and $7.9 million or 19% as compared to the same periods in the previous fiscal year. These increases reflect the impact of increased revenues on related variable selling expenses as well as additional expenses of the Vertical Systems Group, which is composed of five industry specific marketing groups established in the third quarter of fiscal 1994.

      Product development and engineering expenses as a percentage of total revenues for the quarter and nine months ended December 31, 1994 remained constant, as compared to the same periods in the previous year, in accordance with management's target for such expenses. On a dollar basis, product development and engineering expenses for the quarter and nine months ended December 31, 1994 increased $1.9 million or 27% and $6.4 million or 33% as compared to the same periods in the previous fiscal year. These increases were primarily attributable to research and development activities related to new product development including wireless data communications and spread spectrum technology, pen-based technology, mobile workforce products and other product improvements.

      General and administrative expenses as a percentage of total revenues for the quarter and nine months ended December 31, 1994, as compared to the same periods in the previous fiscal year, decreased from 11% to 8% and from 12% to 9%, respectively. These decreases reflect the leveraging of fixed corporate expenses over the increased revenue base as well as continued focus on controlling costs. On a dollar basis, general and administrative expenses for the quarter and nine months ended December 31, 1994 decreased $.3 million or 4% and increased $2.7 million or 12% as compared to the same periods in the previous fiscal year.

      The Company continues to anticipate decreases in its operating expenses as a percentage of total revenues for fiscal year 1995 as compared to fiscal year 1994 primarily due to anticipated increased revenue levels.

      Income Taxes
      ------------

      The Company's consolidated effective income tax rate was 47% and 49% for the quarter and nine months ended December 31, 1994, respectively. The consolidated effective income tax rate reflects the graduated United States statutory rate increased by nondeductible goodwill amortization and international rate differentials. These increases to the statutory rates were partially offset by foreign export incentives.

      Liquidity
      ---------

      At December 31, 1994, the Company had cash, cash equivalents and short-term investments of $30.6 million as compared to $24.8 million at March 31, 1994. The Company's current ratio (current assets divided by current liabilities) increased to 2.0:1 from 1.8:1 from the period March 31, 1994 to December 31, 1994. This improvement in the current ratio was caused by the changes in current assets and liabilities as described below.

      Current assets increased $4.6 million, caused primarily by the increases in cash, cash equivalents and short-term investments of $5.8 million and accounts and notes receivable of $5.8 million. These increases were partially offset by decreases in inventories of $5.4 million and refundable income taxes and other of $1.6 million. Accounts receivable have increased primarily due to the granting of extended payment terms to selected customers.

      Current liabilities decreased from $105.9 million at December 31, 1994 to $95.9 million, caused primarily by decreases in accounts payable of $11.7 million and notes payable, current portion of long-term debt and accruals of $1.5 million offset by increases in income taxes payable and current lease obligations aggregating $3.2 million.

      The Company believes that its existing resources, including available cash, cash equivalents and short-term investments, internally generated funds and the credit facility will be sufficient to meet working capital requirements for the next twelve months.

      Cash Flows from Operating Activities
      ------------------------------------

      Net cash flows provided by (used in) operating activities were $14.8 million and $(5.9) million for the nine months ended December 31, 1994 and 1993, respectively. Cash flows from operating activities were positively impacted by the $9.0 million change from the net loss incurred during the nine months ended December 31, 1993 to the net income recorded for the nine months ended December 31, 1994, the net change in the cash flow impact of inventories of $23.6 million, the net change in accounts and notes receivable of $6.4 million, the increase in non-cash provisions for inventory obsolescence and doubtful accounts of $2.2 million, the change in income taxes payable of $1.8 million and other positive impacts of $1.7 million. These positive cash flow impacts were partially offset by decreases in accounts payable and accrued liabilities of $19.8 million, intangible and other assets of $2.5 million and other negative cash flow impacts of $1.6 million.

      Investing Activities
      --------------------

      Net cash used in investing activities decreased to $13.0 million for the nine months ended December 31, 1994 from $20.8 million for the nine months ended December 31, 1993. This decrease was primarily caused by a decrease in additions to property and equipment, reflecting the completion of the new manufacturing and customer service facilities in Houston, Texas of $5.2 million and reduced payments for acquisitions of $3.9 million. These positive cash flow impacts were partially offset by a decrease in proceeds from the disposal of fixed assets of $.8 million and decreased utilization of short-term investments and other of $.5 million.

      Financing Activities
      --------------------

      Cash flows from financing activities decreased $5.0 million for the nine months ended December 31, 1994 as compared to the same period in the previous fiscal year. This increase was primarily due to decreased borrowings under the Company's credit facility described in Note 8 of $6.8 million and increased proceeds from the exercise of stock options of $1.5 million.

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

                            4.3.1 Form of Rights Certificate (included as Exhibit A to the Rights Agreement included as Exhibit 4.3 to this Quarterly Report on Form 10-Q). Until the Distribution Date (as defined in the Rights Agreement), the Rights Agreement provides that the common stock purchase rights created thereunder are evidenced by the certificates for Registrant's Common Stock (the form of which is included as Exhibit 4.3 to this Quarterly Report on Form 10-Q, which stock certificates are deemed also to be certificates for such common stock purchase rights) and not by separate Rights Certificates; as soon as practicable after the
                                           Distribution Date, Rights
                                           Certificates will be mailed to each
                                           holder of Registrant's Common Stock
                                           as of the close of business on the
                                           Distribution Date.

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

                                           10.1.1.c     Amendment, dated January
                                                        1, 1994, filed herewith.

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

                            10.1.3         1990 Stock Option Plan of the
                                           Registrant, as amended, incorporated
                                           herein by reference to Exhibit
                                           10.1.3 to Registrant's Form 10-Q
                                           filed for the quarter ended
                                           September 30, 1994.

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

                                           10.1.5.a     Description of
                                                        amendment extending
                                                        option term,
                                                        incorporated herein by
                                                        reference to Exhibit
                                                        10.1.5.a to
                                                        Registrant's Form 10-Q
                                                        filed for the quarter
                                                        ended September 30,
                                                        1994.

                            10.1.6 Non-Qualified Stock Option Agreement between the Registrant and Raj Reddy, dated as of October 17, 1988, incorporated herein by reference to
                                           Exhibit 10.1.6 to Registrant's Form
                                           10-K filed for the year ended March
                                           31, 1994.

                                           10.1.6.a     Description of
                                                        amendment extending
                                                        option term,
                                                        incorporated herein by
                                                        reference to Exhibit
                                                        10.1.6.a to
                                                        Registrant's Form 10-Q
                                                        filed for the quarter
                                                        ended September 30,
                                                        1994.

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

                            10.1.8 Employment Agreement between Telxon Products, Inc., a wholly owned subsidiary of the Registrant, and Dan R. Wipff, dated September 29, 1994, incorporated herein by reference to Exhibit 10.1.8 to Registrant's Form 10-Q filed for the quarter ended September 30, 1994.

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

                            10.1.16 Employment Agreement between the Registrant and Frank Brick, effective as of October 15, 1993, incorporated herein by reference to
                                           Exhibit 10.1.16 to Registrant's Form
                                           10-Q filed for the quarter ended
                                           September 30, 1994.

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

                                           10.1.17.b    Amendment, dated July
                                                        18, 1994, incorporated
                                                        herein by reference to
                                                        Exhibit 10.1.17.b to
                                                        Registrant's Form 10-Q
                                                        filed for the quarter
                                                        ended September 30,
                                                        1994.

                            10.1.18 Employment Agreement between the Registrant and David B. Swank, effective as of August 22, 1994, incorporated herein by reference to
                                           Exhibit 10.1.18 to Registrant's Form
                                           10-Q filed for the quarter ended
                                           September 30, 1994.

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

               11.01 Computation of Common Shares outstanding and earnings per share for the three and nine month periods ended December 31, 1993 and 1994, filed herewith.

               27.01 Financial Data Schedule as of December 31, 1994 and 1993 and three months and nine months then ended, filed herewith.

(b)      Reports on Form 8-K

         No Current Report on Form 8-K was filed by the Registrant during the fiscal quarter ended December 31, 1994 for which this Quarterly Report on Form 10-Q is filed.

                      TELXON CORPORATION AND SUBSIDIARIES

                                   SIGNATURE





          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Date:       February 14, 1995





                                        TELXON CORPORATION
                                        ------------------
                                           (Registrant)



                                        /s/ David B. Swank
                                        --------------------------------------
                                            David B. Swank

                                        Sr. Vice President and Chief
                                        Financial Officer

                               TELXON CORPORATION

                                  EXHIBITS TO

                                   FORM 10-Q

                    FOR THE QUARTER ENDED DECEMBER 31, 1994

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
                                           as Exhibit A to the Rights Agreement
                                           included as Exhibit 4.3 to this
                                           Quarterly Report on Form 10-Q).
                                           Until the Distribution Date (as
                                           defined in the Rights Agreement),
                                           the Rights Agreement provides that
                                           the common stock purchase rights
                                           created thereunder are evidenced by
                                           the certificates for Registrant's
                                           Common Stock (the form of which is
                                           included as Exhibit 4.3 to this
                                           Quarterly Report on Form 10-Q, which
                                           stock certificates are deemed also
                                           to be certificates for such common
                                           stock purchase rights) and not by
                                           separate Rights Certificates; as
                                           soon as practicable after the
                                           Distribution Date, Rights
                                           Certificates will be mailed to each
                                           holder of Registrant's Common Stock
                                           as of the close of business on the
                                           Distribution Date.

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

   **                                      10.1.1.c     Amendment dated January
                                                        1, 1994, filed herewith.

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
                                           Registrant, as amended, incorporated
                                           herein by reference to Exhibit
                                           10.1.3 to Registrant's Form 10-Q
                                           filed for the quarter ended
                                           September 30, 1994.

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

   *                                       10.1.5.a     Description of
                                                        amendment extending
                                                        option term,
                                                        incorporated herein by
                                                        reference to Exhibit
                                                        10.1.5.a to
                                                        Registrant's Form 10-Q
                                                        filed for the quarter
                                                        ended September 30,
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

   *                                       10.1.6.a     Description of
                                                        amendment extending
                                                        option term,
                                                        incorporated herein by
                                                        reference to Exhibit
                                                        10.1.6.a to
                                                        Registrant's Form 10-Q
                                                        filed for the quarter
                                                        ended September 30,
                                                        1994.

   *                        10.1.7         Description of compensation
                                           arrangements between the Registrant
                                           and Robert F. Meyerson, Chairman of
                                           the Board of Registrant,
                                           incorporated herein by reference to
                                           Exhibit 10.14 to Registrant's Form
                                           10-K filed for the year ended March
                                           31, 1990.

   *                        10.1.8         Employment Agreement between Telxon
                                           Products, Inc., a wholly owned
                                           subsidiary of the Registrant, and
                                           Dan R. Wipff, dated September 29,
                                           1994, incorporated herein by
                                           reference to Exhibit 10.1.8 to
                                           Registrant's Form 10-Q filed for the
                                           quarter ended September 30, 1994.

   *                        10.1.9         Consulting Agreement between the
                                           Registrant and Accipiter
                                           Corporation, dated March 6, 1992,
                                           incorporated herein by reference to
                                           Exhibit 10.17 to the Registrant's
                                           Form 10-K filed for the year ended
                                           March 31, 1992.

   *                        10.1.10        Services and Non-Competition
                                           Agreement, dated as of January 18,
                                           1993, among Accipiter Corporation,
                                           Robert F. Meyerson and the
                                           Registrant,  incorporated herein by
                                           reference to Exhibit 10.28 to the
                                           Registrant's Form 10-Q filed for the
                                           quarter ended December 31, 1992.

   *                        10.1.11        Employment Agreement between the
                                           Registrant and John H. Cribb
                                           effective as of April 1, 1993,
                                           incorporated herein by reference to
                                           Exhibit 10.1.11 to Registrant's Form
                                           10-K filed for the year ended March
                                           31, 1994.

   *                        10.1.12        Severance and Settlement Agreement,
                                           dated as of December 23, 1992,
                                           between the Registrant and Raymond
                                           D. Meyo, incorporated herein by
                                           reference to Exhibit 10.26 to the
                                           Registrant's Form 10-Q filed for
                                           the quarter ended December 31,
                                           1992.

   *                        10.1.13        Consulting Agreement, dated as of
                                           December 23, 1992, between the
                                           Registrant and Raymond D. Meyo,
                                           incorporated herein by reference to
                                           Exhibit 10.26 to the Registrant's
                                           Form 10-Q filed for the quarter
                                           ended December 31, 1992.

   *                        10.1.14        Employment Agreement between the
                                           Registrant and D. Michael Grimes,
                                           dated as of February 25, 1993,
                                           incorporated herein by reference to
                                           Exhibit 10.1.14 to the Registrant's
                                           Form 10-K filed for the year ended
                                           March 31, 1993.

   *                        10.1.15        Employment Agreement between the
                                           Registrant and William J. Murphy,
                                           dated as of March 12, 1993,
                                           incorporated herein by reference to
                                           Exhibit 10.1.15 to the Registrant's
                                           Form 10-K filed for the year ended
                                           March 31, 1993.

  *                         10.1.16        Employment Agreement between the
                                           Registrant and Frank Brick,
                                           effective as of October 15, 1993,
                                           incorporated herein by reference to
                                           Exhibit 10.1.16 to Registrant's Form
                                           10-Q filed for the quarter ended
                                           September 30, 1994.

   *                        10.1.17        1992 Restricted Stock Plan of the
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

   *                                       10.1.17.b    Amendment, dated July
                                                        18, 1994, incorporated
                                                        herein by reference to
                                                        Exhibit 10.1.17.b to
                                                        Registrant's Form 10-Q
                                                        filed for the quarter
                                                        ended September 30,
                                                        1994.

   *                        10.1.18        Employment Agreement between the
                                           Registrant and David B. Swank,
                                           effective as of August 22, 1994,
                                           incorporated herein by reference to
                                           Exhibit 10.1.18 to Registrant's Form
                                           10-Q filed for the quarter ended
                                           September 30, 1994.

   *            10.2       Material Leases of the Registrant.

   *                        10.2.1         Lease between Registrant and 3330 W.
                                           Market Properties, dated as of
                                           December 30, 1986, incorporated
                                           herein by reference to Exhibit
                                           10.2.1 to Registrant's Form 10-K
                                           filed for the year ended March 31,
                                           1994.

   *                        10.2.2         Lease between Itronix Corporation, a
                                           wholly owned subsidiary of the
                                           Registrant, and Hutton Settlement,
                                           Inc.,  dated as of April 5, 1993,
                                           incorporated herein by reference to
                                           Exhibit 10.2.3 to the Registrant's
                                           Form 10-K filed for the year ended
                                           March 31, 1993.

   *            10.3       Credit Agreements of the Registrant.

   *                        10.3.1         Revolving Credit, Term Loan and
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

   *            10.7        Plan and Agreement of Merger, dated as of January
                            18, 1993, among the Registrant, WSACO, Inc. and
                            Teletransaction, Inc., incorporated herein by reference to Exhibit 10.29 to the Registrant's Form
                            10-Q filed for the quarter ended December 31, 1992.

   *                        10.7.1         Notice of Termination by WSACO,
                                           Inc., as contemplated by Section 5.7
                                           of the Plan and Agreement of Merger,
                                           of Amended and Restated Consulting
                                           Agreement between Accipiter
                                           Corporation and Teletransaction,
                                           Inc., incorporated herein by
                                           reference to Exhibit 10.7.1 to
                                           Registrant's Form 10-K for the year
                                           ended March 31, 1993.

   *            10.8        Asset Purchase Agreement between the Registrant and
                            Retail Management Systems Corporation, dated as of
                            April 3, 1992, incorporated herein by reference to
                            Exhibit 10.23 to the Registrant's Form 10-K filed for the year ended March 31, 1992.

   *            10.9        Agreement of Merger among the Registrant,
                            Itracquico Corporation and Itronix Corporation dated as of March 22, 1993, incorporated herein by reference to Exhibit 10.10 to the Registrant's Form
                            10-K for the year ended March 31, 1993.

   *            10.10       Agreement for Sale and Licensing of Assets between
                            AST Research, Inc. and PenRight! Corporation, a wholly-owned subsidiary of the Registrant, dated as of January 26, 1994, incorporated herein by reference to Exhibit 10.11 to the Registrant's Form
                            10-Q for the quarter ended December 31, 1993.

  **            11.01       Computation of Common Shares outstanding and
                            earnings per share for the three and nine month periods ended December 31, 1993 and 1994, filed herewith.

  **            27.01       Financial Data Schedule as of December 31, 1994 and
                            1993 and three months and nine months then ended, filed herewith.

(b)      Reports on Form 8-K

         No Current Report on Form 8-K was filed by the Registrant dueing the fiscal quarter ended December 31, 1994 for which this Quarterly Report on Form 10-Q is filed.





         __________________________________________

         *       Previously filed.

         **      Filed herewith.