Form 10-K/A
period 1994-03-31
TELXON CORP
filed 1995-06-29
CIK 352495

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K/A

   / X /    ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1994

                                       OR

   /   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes / X /. No /   /.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /.

The aggregate market value of registrant's Common Stock held by non-affiliates as of May 31, 1994, based on the last reported sales price of the Common Stock as reported on NASDAQ/NMS for such date, was $183,309,268.

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

- -        Global Technical Services Division

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

Teletransaction(R), Inc.

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

- -        Manufacturing Operations

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

- -        Product Maintenance Operations

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

The Company offers customers optional built-in acoustic couplers or integrated modems that allow data transmission from remote tele-communication locations into a host computer and client servers.

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

BACKLOG

Backlog at any particular date is dependent on timing of receipt of orders and, therefore, is not a reliable indicator of future sales over an extended period of time. The Company operates with a sales forecasting and manufacturing build plan which provides a more reliable indicator to management of short and long-term sales.

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

The Company's Telesystems subsidiary is located in Markham, Ontario, Canada, where it occupies approximately 9,600 square feet of office and manufacturing space pursuant to a lease expiring November 30, 1998.

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

While the Company is nominally a defendant in this derivative action, no monetary relief is sought by the plaintiff from the Company; accordingly, no provisions for any loss nor any related insurance recovery therefor have been made in the accompanying consolidated financial statements. On November 12, 1993, Telxon and the individual director defendants filed a Motion to Dismiss. The plaintiff filed his brief in opposition to the Motion on May 2, 1994. The defendants intend to file a responsive final brief and to vigorously defend this action. While the ultimate outcome of this action cannot presently be determined, the Company does not anticipate that this matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

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

                                                                      Fiscal Quarter
                                              --------------------------------------------------------------
Year Ended March 31,                          First             Second             Third              Fourth           Year
- ----------------------------------------------------------------------------------------------------------------------------
1994
    High............................          $11.00            $12.75             $11.75             $16.63          $16.63
    Low.............................            6.50              9.25               7.63              10.13            6.50
    Dividends paid..................              --                --                 --                .01             .01

1993
    High............................          $24.50            $23.75             $21.75             $12.50          $24.50
    Low.............................           19.00             19.50              11.50               9.75            9.75
    Dividends paid..................              --                --                 --                .01             .01



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

Income Statement Data:                                                                   Year Ended March 31,
                                                         1994           1993           1992           1991            1990
                                                      ----------      ---------      ---------      ---------      ----------
                                                                                (in thousands, except per share data)
Revenues:
     Product                                          $  252,341      $ 197,116      $ 177,560      $ 152,656      $  115,773
     Customer service                                     43,652         41,298         37,460         31,917          27,664
                                                      ----------      ---------      ---------      ---------      ----------
         Total revenues                                  295,993        238,414        215,020        184,573         143,437

Costs and expenses:
     Cost of product revenues                            143,347        123,511         93,203         77,715          75,413
     Cost of customer service revenues                    31,958         29,956         21,631         18,903          17,274
     Selling expenses                                     59,894         46,393         42,564         35,823          41,370
     Product development and engineering expenses         29,058         17,798         12,131         11,571          10,337
     General and administrative expenses                  31,854         36,113         21,249         22,280          19,657
     Loss on sale of operating division                     --             --             --             --             4,577
                                                      ----------      ---------      ---------      ---------      ----------
               Total costs and expenses                  296,111        253,771        190,778        166,292         168,628
                                                      ----------      ---------      ---------      ---------      ----------

         Income (loss) from operations                      (118)       (15,357)        24,242         18,281         (25,191)

     Interest income                                         653          1,947          2,998          4,149           3,937
     Interest expense                                     (2,459)        (2,271)        (2,203)        (2,560)         (3,914)
                                                      ----------      ---------      ---------      ---------      ----------

         Income (loss) before income taxes,
          extraordinary items and cumulative
          effect of an accounting change                  (1,924)       (15,681)        25,037         19,870         (25,168)

     Provision (benefit) for income taxes                    875         (4,056)         9,139          7,533         (10,728)
                                                      ----------      ---------      ---------      ---------      ----------

         Income (loss) before extraordinary
          items and cumulative effect of
          an accounting change                            (2,799)       (11,625)        15,898         12,337         (14,440)

     Extraordinary items:
         Income tax effect of net operating
          loss carryover utilized                           --             --            1,091            620            --
         Gain from early extinguishment
          of debt, net of taxes                             --             --             --            4,045            --
                                                      ----------      ---------      ---------      ---------      ----------
         Income (loss) before cumulative
          effect of an accounting change                  (2,799)       (11,625)        16,989         17,002         (14,440)
     Cumulative effect of a change in
      accounting for income taxes                           --             (439)          --             --              --
                                                      ----------      ---------      ---------      ---------      ----------
               Net income (loss)                      $   (2,799)     $ (12,064)     $  16,989      $  17,002      $  (14,440)
                                                      ==========      =========      =========      =========      ==========

     Earnings per common and common
      equivalent share:
         Income (loss) before extraordinary
          items and cumulative effect of
          an accounting change                        $     (.18)     $    (.83)     $    1.13      $     .91      $    (1.09)
         Income tax effect of net operating
          loss carryover utilized                           --             --              .08            .05            --
         Gain from early extinguishment
          of debt, net of taxes                             --             --             --              .30            --
                                                      ----------      ---------      ---------      ---------      ----------
               Income (loss) per share
                before cumulative effect of
                an accounting change                  $     (.18)     $    (.83)     $    1.21      $    1.26      $    (1.09)
         Cumulative effect of a change in
          accounting for income taxes                       --             (.03)          --             --              --
                                                      ----------      ---------      ---------      ---------      ----------
               Net Income (loss) per share            $     (.18)     $    (.86)     $    1.21      $    1.26      $    (1.09)
                                                      ==========      =========      =========      =========      ==========

     Average number of common and common
      equivalent shares outstanding                       15,210         13,991         14,067         13,510          13,224

     Cash dividends                                   $      .01      $     .01      $     .01      $     .01      $      .01

Balance Sheet Data:

                                                                          March 31,
                                      --------------------------------------------------------------------------------
                                        1994              1993              1992              1991              1990
                                      --------          --------          --------          --------          --------
                                                                       (in thousands)
Total assets                          $259,968          $212,621          $199,162          $166,588          $166,819
Notes payable, capital lease
  and other obligations due
  within one year                       25,207               679               867               888               631
Total long-term debt and
  capital lease obligations             27,534            24,930            25,556            26,009            36,466
Working capital                         80,066            84,738           117,216           102,029            96,060
Stockholders' equity                   124,715           128,219           124,398           102,163            83,434

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY

The following table sets forth for the periods indicated (i) certain expense and income items expressed as a percentage of total revenues, and (ii) the percentage increase or decrease of such items as compared to the corresponding prior period.

                                                                                         Period to Period
                                               Percentage of Total Revenues             Increase (Decrease)
                                               ----------------------------             -------------------
                                                                                       1994          1993
                                                    Year ended March 31,             Compared      Compared
                                             1994          1993          1992         to 1993       to 1992
                                           -------        ------        ------       ---------     --------
Product revenues                             85.3%         82.7%         82.6%         28.0%         11.0%
Customer service                             14.7          17.3          17.4           5.7          10.2
                                            -----         -----         -----
       Total revenues                       100.0         100.0         100.0          24.2          10.9

Cost of product revenues                     48.4          51.8          43.3          16.1          32.5
Cost of customer service revenues            10.8          12.5          10.1           6.7          38.5
Selling expenses                             20.2          19.5          19.8          29.1           9.0
Product development and
  engineering expenses                        9.8           7.5           5.6          63.3          46.7
General and administrative expenses          10.8          15.1           9.9         (11.8)         70.0
                                            -----         -----         -----
                                            100.0         106.4          88.7          16.7          33.0
                                            -----         -----         -----
       Income (loss) from operations          --           (6.4)         11.3         (99.2)        (163.3)

Interest income                                .2            .8           1.4         (66.5)        (35.1)
Interest expense                              (.8)         (1.0)         (1.0)          8.3           3.1
                                            -----         -----         -----
       Income (loss) before income
           taxes, extraordinary
           items and cumulative effect
           of an accounting change            (.6)         (6.6)         11.7         (87.7)        (162.6)
Provision (benefit) for income taxes           .3          (1.7)          4.3         (121.6)       (144.4)
                                            -----         -----         -----
       Income (loss) before
           extraordinary items
           and cumulative effect
           of an accounting change            (.9)         (4.9)          7.4         (75.9)        (173.1)

Extraordinary items:
       Income tax effect of net
           operating loss carry-
           over utilized                      --            --             .5           --          (100.0)
       Gain from early extinguishment
           of debt, net of taxes              --            --            --            --            --
                                            -----         -----         -----
              Income (loss) before
               cumulative effect of
               an accounting change           (.9)         (4.9)          7.9         (75.9)        (168.4)
       Cumulative effect of a
           change in accounting
           for income taxes                   --            (.2)          --          (100.0)       100.0
                                            -----         -----         -----
              Net income (loss)               (.9)%        (5.1)%         7.9%        (76.8)%       (171.0)%
                                            =====         =====         =====

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

Revenues from the Company's international operations (including Canada) were $83.8 million and $73.7 million in fiscal 1994 and 1993, respectively. This increase was primarily attributable to increased sales to unaffiliated international distributors and increased Canadian subsidiary revenues. The changes in currency exchange rates and intercompany hedging activities did not have a material effect on the results of the Company's international operations.

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

Customer service revenues for fiscal 1993 increased $3.8 million or 10% from fiscal 1992. This revenue growth was due to continuing growth in the installed base of the Company's products and through the addition of specialized service contracts. These specialized service contracts include "depot express" that guarantees one-day service and provides customers a service which tracks and maintains inventory records for customers' spare parts and a "just in time" program that offers spare Telxon equipment supplied on-site to the customer virtually eliminating system downtime.

Revenues from the Company's international operations (including Canada) were $73.7 million and $70.6 million in fiscal 1993 and 1992, respectively. International revenues as a percentage of total revenues were 31% and 33% in fiscal 1993 and 1992, respectively. The changes in currency exchange rates and intercompany hedging activities did not have a material effect on the results of the Company's international operations.

Costs and Operating Expenses

1994 vs. 1993

Total operating expenses, as a percentage of revenues, were lower in fiscal 1994 as compared to 1993 due primarily to unusual costs and other non-recurring charges recognized in the prior year.

Cost of product revenues as a percentage of product revenues was 57% in fiscal 1994 as compared to 63% in fiscal 1993. The reduction was primarily related to non-recurring charges in fiscal 1993 aggregating $9.3 million including the discontinuance of older product lines of $6.8 million, consulting fees of $1.5 million, product enhancement costs of $.7 million and other miscellaneous costs of $.3 million. Additionally, fiscal 1993 results reflected lower margins attributable to a single large contract and general pricing pressures.

Cost of customer service revenues as a percentage of customer service revenues was 73% in both fiscal 1994 and 1993. Fiscal 1993 included $1.9 million of charges relating to the consolidation of the customer service depots. Despite the absence of these charges in fiscal 1994, the cost of customer service revenues remained constant due to increased costs to repair more sophisticated products currently offered by the Company.

For the year ended March 31, 1994, inventory allowance accounts increased to $9.9 million from $7.5 million at March 31, 1993. This increase was due to provisions for obsolescence of $6.7 million offset by disposals of obsolete material of $4.3 million. However, as a percentage of gross inventories, the inventory allowances decreased to 11% at March 31, 1994 from 13% at March 31, 1993. The Company continues to anticipate provisions for obsolescence as revenue volumes generated by new product offerings replace revenues from older products.

Selling expenses as a percentage of revenues were 20% in both fiscal 1994 and 1993. Selling expense increased $13.5 million in fiscal 1994 as compared to fiscal 1993. Fiscal 1993 selling expense included certain non-recurring severance and relocation charges of $.8 million. The absence of these charges in fiscal 1994 was offset by additional expenses of $4.3 million related to the acquisitions made in the fourth quarter of fiscal 1993, variable selling expenses (primarily wages and commissions related to revenue growth) and expenses relating to the initial formation of VSG.

Product development and engineering expenses were 10% and 8% of revenues in fiscal 1994 and 1993, respectively. The increase of $11.3 million in fiscal 1994 as compared to 1993 was primarily attributable to research and development activities related to new product development. These activities included increased research and development costs associated with wireless data communications and spread spectrum technology, pen-based technology, mobile workforce products and other product improvements and new product introductions. The product introductions as a result of these expenditures began in the fourth quarter of fiscal 1994 and are expected to continue into fiscal 1995.

General and administrative expenses as a percentage of revenues were 11% and 15% for fiscal years 1994 and 1993, respectively. The decrease of $4.3 million was primarily attributable to the unusual and non-recurring charges in the prior year aggregating $9.1 million, including severance charges, increased provision for doubtful accounts and increased consulting and professional fees. At March 31, 1994 amounts accrued for such activity but yet unpaid related to severance and aggregated $1.5 million. There were no material adjustments recorded in fiscal 1994 to amounts recorded in fiscal 1993. The decrease in 1994 when compared to 1993 was partially offset by increases in expenses of $1.4 million resulting from acquisitions made in the fourth quarter of fiscal 1993 and additional corporate expenses aggregating $3.4 million required to support the Company's revenue growth.

Selling, product development and engineering and administrative expenses are expected to decrease as a percentage of revenues for fiscal 1995 as compared to fiscal 1994.

1993 vs. 1992

Operating expenses, as a percentage of revenues, were generally higher in fiscal 1993 than fiscal 1992 due to increased technology investments and unusual and other non-recurring charges.

Cost of product revenues as a percentage of product revenues was 63% in fiscal 1993 as compared to 52% in fiscal 1992. The increased cost percentage in fiscal 1993 primarily was the result of $9.3 million of non-recurring charges primarily relating to the discontinuance of older product lines, consulting fees and product enhancement costs, as described above.

Cost of customer service revenues as a percentage of customer service revenues was 73% in fiscal 1993 as compared to 58% in fiscal 1992. Fiscal 1993 includes $1.9 million of non-recurring charges primarily relating to the consolidation of the Company's service depots to one National Service Center and increased operating costs to repair more sophisticated products. Additionally, as a result of the reorganization of the customer service operations to include post-sales technical support personnel, fiscal 1993 customer service costs increased $1.2 million. These costs were previously included in cost of product revenues.

For the year ended March 31, 1993, inventory allowance accounts increased to $7.5 million from $4.4 million at March 31, 1992, or $3.1 million. This increase was due to provisions for inventory obsolescence of $9.7 million offset by disposals of obsolete materials and other of $6.6 million. As a percentage of gross inventories, the inventory allowances increased to 13% at March 31, 1993 versus 7% at March 31, 1992. Provisions for inventory obsolescence increased due to the increased demand and production volumes of new product offerings which were introduced in the prior year. The success of these newer product offerings prompted management to reduce support for older PTC models causing a greater risk of obsolescence for such items.

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

Product development and engineering expenses as a percentage of revenues were 8% and 6% in fiscal 1993 and 1992, respectively as the Company increased its focus on technology and product introductions. The increase was primarily due to research and development activities of $3.2 million related to acquisitions of and increased product development in the second half of fiscal 1993. These activities included product refinement and prototype costs associated with wireless data communications and spread spectrum technology, pen-based technology and other product improvements.

General and administrative expenses as a percentage of revenues were 15% for fiscal 1993, an increase of 5% from 10% in fiscal 1992. This increase of $14.8 million was primarily attributable to a number of unrelated unusual charges aggregating $11.2 million that were recognized in fiscal 1993. The costs included severance charges for the former Chief Executive Officer and others of $4.4 million, consulting and professional fees of $2.0 million, primarily related to strategic business planning and a continuous improvement project at the Company's manufacturing operations, amortization of non-cash compensation related to restricted stock grants of $1.1 million, settlements of disputes with customers and suppliers of $.8 million, additional bad debt provisions of $2.3 million as several specific customers experienced financial difficulties and a valuation allowance for fixed assets of $.6 million. Fiscal 1993 costs also included increased amortization of intangibles related to acquisitions and additional corporate expenses to support the Company's revenue growth.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                              Pages
Financial Reports:

       Report of Management................................................    28
       Report of Independent Accountants...................................    29

Consolidated Financial Statements:

       Consolidated Balance Sheet..........................................    30
       Consolidated Statement of Income....................................    31
       Consolidated Statement of Cash Flows................................    32
       Consolidated Statement of Changes in Stockholders' Equity...........    33
       Notes to Consolidated Financial Statements..........................   34-52

Financial Statement Schedules:

            II  -   Amounts Receivable from Related Parties and
                           Underwriters, Promoters and Employees Other
                           Than Related Parties............................    59
          VIII  -   Valuation and Qualifying Accounts and Reserves.........    60
            IX  -   Short-Term Borrowings..................................    61
             X  -   Supplementary Income Statement Information.............    62


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

Telxon maintains an internal control structure to provide reasonable assurance that assets are safeguarded and that transactions and events are recorded properly. The internal control structure is regularly reviewed, evaluated and revised as necessary by management. Additionally, the Telxon Statement of Corporate Ethics requires every Company employee to maintain the highest level of ethical standards in the conduct of all aspects of the Company's business, and their compliance is regularly monitored.

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

/s/ Robert F. Meyerson
- --------------------------------------
Robert F. Meyerson
Chairman of the Board and
       Chief Executive Officer


/s/ Dan R. Wipff
- --------------------------------------
Dan R. Wipff
President, Chief Operating Officer and
       Chief Financial Officer

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


COOPERS & LYBRAND

Akron, Ohio
June 27, 1994

Telxon Corporation
and Subsidiaries

Consolidated Balance Sheet

Dollars in Thousands (except per share amounts)

                                                                          March 31,
                                                                -----------------------------
                                                                   1994                1993
                                                                ---------           ---------
ASSETS

Current assets:
     Cash (including cash equivalents of
         $8,478 and $21,962) .............................      $  24,041           $  26,515
     Short-term investments ..............................            764                 645
     Accounts receivable, net of allowance for
         doubtful accounts of $1,635 and $2,689 ..........         64,009              43,908
     Notes and other accounts receivable .................          5,723               1,603
     Refundable income taxes .............................          1,848               4,803
     Inventories .........................................         79,267              51,340
     Prepaid expenses and other ..........................         10,288               9,132
                                                                ---------           ---------
                  Total current assets ...................        185,940             137,946
     Property and equipment, net .........................         41,561              31,337
     Intangible and other assets, net ....................         32,467              43,338
                                                                ---------           ---------

                  Total ..................................      $ 259,968           $ 212,621
                                                                =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable .......................................      $  24,573           $    --
     Accounts payable ....................................         43,344              16,650
     Capital lease obligations due within one year .......            391                 679
     Income taxes payable ................................          2,162               2,521
     Accrued liabilities .................................         35,404              33,358
                                                                ---------           ---------
                  Total current liabilities ..............        105,874              53,208
     Capital lease obligations ...........................            463                 196
     Convertible subordinated debentures .................         24,734              24,734
     Other long-term liabilities .........................          4,182               6,264
                                                                ---------           ---------
                  Total liabilities ......................        135,253              84,402
     Stockholders' equity:
         Preferred Stock, $1.00 par value per share;
              500,000 shares authorized, none issued .....           --                  --
         Common Stock, $.01 par value per share;
              50,000,000 shares authorized, 15,346,329
              and 15,201,883 shares outstanding ..........            153                 152
         Additional paid-in capital ......................         74,830              73,370
         Retained earnings ...............................         54,653              57,612
         Equity adjustment for foreign currency
              translation ................................         (3,587)             (2,115)
         Unearned compensation relating to restricted
              stock awards ...............................         (1,334)               (800)
                                                                ---------           ---------
                  Total stockholders' equity .............        124,715             128,219
                                                                ---------           ---------
         Commitments and contingencies (Note 15) .........           --                  --
                                                                ---------           ---------

                  Total ..................................      $ 259,968           $ 212,621
                                                                =========           =========

See accompanying notes to
consolidated financial statements

Telxon Corporation
and Subsidiaries

Consolidated Statement of Income

Dollars in thousands
(except per share amounts)                                                Year ended March 31,
                                                       ----------------------------------------------------------
                                                           1994                   1993                   1992
                                                       ------------           ------------           ------------
Revenues:
     Product .....................................     $    252,341           $    197,116           $    177,560
     Customer service ............................           43,652                 41,298                 37,460
                                                       ------------           ------------           ------------
                  Total revenues .................          295,993                238,414                215,020
                                                       ------------           ------------           ------------
Costs and expenses:
     Cost of product revenues ....................          143,347                123,511                 93,203
     Cost of customer service revenues ...........           31,958                 29,956                 21,631
     Selling expenses ............................           59,894                 46,393                 42,564
     Product development and engineering
         expenses ................................           29,058                 17,798                 12,131
     General and administrative expenses .........           31,854                 36,113                 21,249
                                                       ------------           ------------           ------------
              Total costs and expenses ...........          296,111                253,771                190,778
                                                       ------------           ------------           ------------

              Income (loss) from operations ......             (118)               (15,357)                24,242

Interest income ..................................              653                  1,947                  2,998
Interest expense .................................           (2,459)                (2,271)                (2,203)
                                                       ------------           ------------           ------------
              Income (loss) before income
               taxes, extraordinary items
               and cumulative effect of an
               accounting change .................           (1,924)               (15,681)                25,037

Provision (benefit) for income taxes .............              875                 (4,056)                 9,139
                                                       ------------           ------------           ------------
              Income (loss) before extra-
               ordinary items and cumulative
               effect of an accounting change                (2,799)               (11,625)                15,898

Extraordinary items:
     Income tax effect of net operating
         loss carryover utilized .................             --                     --                    1,091
                                                       ------------           ------------           ------------
              Income (loss) before cumulative
               effect of an accounting change                (2,799)               (11,625)                16,989
                                                       ------------           ------------           ------------

Cumulative effect of a change in
  accounting for income taxes ....................             --                     (439)                  --
                                                       ------------           ------------           ------------

              Net income (loss) ..................     $     (2,799)          $    (12,064)          $     16,989
                                                       ============           ============           ============

Earnings per common and common
 equivalent share:

     Income (loss) before extraordinary
         items and cumulative effect of an
         accounting change .......................     $       (.18)          $       (.83)          $       1.13
     Income tax effect of net operating
         loss carryover utilized .................             --                     --                      .08
                                                       ------------           ------------           ------------
              Income (loss) per share before
                  cumulative effect of an
                  accounting change ..............             (.18)                  (.83)                  1.21
                                                       ------------           ------------           ------------
     Cumulative effect of a change in
         accounting for income taxes .............             --                     (.03)                  --
                                                       ------------           ------------           ------------
              Net income (loss) per share ........     $       (.18)          $       (.86)          $       1.21
                                                       ============           ============           ============

Average number of common and common
  equivalent shares outstanding ..................       15,210,497             13,991,346             14,066,980

See accompanying notes to consolidated financial statements

Telxon Corporation
and Subsidiaries

Consolidated Statement of Cash Flows

Dollars in Thousands                                                        Year ended March 31,
                                                              ------------------------------------------------
                                                                1994                1993               1992
                                                              ---------           --------           ---------
Cash flows from operating activities:
     Net income (loss) ..................................     $  (2,799)          $(12,064)          $  16,989

     Adjustments to reconcile net income (loss)
         to net cash (used in) provided by oper-
         ating activities:
              Depreciation and amortization .............        19,738             14,322              11,484
              Cumulative effect of an accounting
                  change ................................          --                  439                --
              Non-cash compensation related to
                  restricted stock awards ...............           795                829                --
              Provision for doubtful accounts ...........           817              2,745                 458
              Provision for inventory obsolescence ......         6,674              9,700               1,492
              Deferred income taxes .....................          (313)            (4,879)               (181)
              Write-down of fixed assets ................          --                  527                --
              Loss on disposal of assets ................           425                183                 100
              Changes in assets and liabilities:
                  Accounts and notes receivable .........       (24,400)             2,930             (12,279)
                  Refundable income taxes ...............         2,955             (4,671)                135
                  Inventories ...........................       (35,190)              (952)            (12,968)
                  Prepaid expenses and other ............          (871)             3,674              (4,466)
                  Intangibles and other assets ..........         1,543             (4,173)               (903)
                  Accounts payable and accrued
                      liabilities .......................        31,534             10,840               3,840
                  Income taxes payable ..................          (359)               149               1,909
                  Other long-term liabilities ...........        (2,994)              (239)                (89)
                                                              ---------           --------           ---------
                           Total adjustments ............           354             31,424             (11,468)
              Net cash (used in) provided by
                  operating activities ..................        (2,445)            19,360               5,521

Cash flows from investing activities:
              Proceeds from disposal of fixed
                  assets ................................           750               --                  --
              Additions to property and equipment .......       (21,702)           (16,443)             (9,044)
              Purchase of contract right and other ......          --               (6,637)               --
              Short-term investments ....................          (119)            24,268              (9,145)
              Payments for acquisitions, net of cash
                  acquired ..............................        (3,964)           (10,378)                411
              Software investments ......................          (318)              (175)               (206)
              Other .....................................          (520)              --                (1,119)
                                                              ---------           --------           ---------
              Net cash used in investing
                  activities ............................       (25,873)            (9,365)            (19,103)

Cash flows from financing activities:
              Notes payable .............................        24,330             (1,272)                 51
              Proceeds from long-term financing
                  agreement .............................         2,080               --                  --
              Principal payments on capital leases ......          (787)              (940)               (964)
              Proceeds from exercise of stock
                  options (includes tax benefit) ........           125                752               3,168
              Payment of cash dividends .................          (152)              (152)               (139)
                                                              ---------           --------           ---------
              Net cash provided by (used in)
                  financing activities ..................        25,596             (1,612)              2,116
              Effect of exchange rate changes on
                  cash ..................................           248                758                (109)
                                                              ---------           --------           ---------

              Net increase (decrease) in cash and
                  cash equivalents ......................        (2,474)             9,141             (11,575)
              Cash and cash equivalents at beginning
                  of year ...............................        26,515             17,374              28,949
                                                              ---------           --------           ---------
              Cash and cash equivalents at end of
                  year ..................................     $  24,041           $ 26,515           $  17,374
                                                              =========           ========           =========

See accompanying notes to
consolidated financial statements

Telxon Corporation
and Subsidiaries

Consolidated Statement of
Changes in Stockholders' Equity

Dollars in Thousands (except per share amounts)

                                                                                                 Equity
                                                                                                Adjustment
                                                          Additional                           for Foreign
                                           Common          Paid-in            Retained          Currency            Unearned
                                           Stock           Capital            Earnings         Translation        Compensation
                                           ------         ----------          --------         -----------        ------------
Balance at March 31, 1991 ............     $ 133           $ 45,503           $ 55,745           $    782           $   --

     Exercise of stock options .......         8              7,119               --                 --                 --
     Dividends paid - $.01 per
         share .......................      --                 --                 (139)              --                 --
     Income tax benefit from
         stock option transac-
         tions .......................      --                2,279               --                 --                 --
     Common Stock retired
         (187,500 shares) ............        (2)            (1,450)            (2,507)              --                 --
     Adjustment for foreign
         currency translation ........      --                 --                 --                  (62)              --
     Net income for 1992 .............      --                 --               16,989               --                 --
                                           -----           --------           --------           --------           --------
Balance at March 31, 1992 ............       139             53,451             70,088                720               --

     Exercise of stock options .......         1              1,352               --                 --                 --
     Dividends paid - $.01 per
         share .......................      --                 --                 (152)              --                 --
     Income tax benefit from
         stock option transac-
         tions .......................      --                1,446               --                 --                 --
     Common Stock retired
         (27,527 shares) .............      --                 (247)              (260)              --                 --
     Stock issued under re-
         stricted stock plan,
         net of amortization .........         1              1,149               --                 --                 (800)
     Issuance of stock related
         to acquisitions .............        11             16,219               --                 --                 --
     Adjustment for foreign
         currency translation ........      --                 --                 --               (2,835)              --
     Net loss for 1993 ...............      --                 --              (12,064)              --                 --
                                           -----           --------           --------           --------           --------
Balance at March 31, 1993 ............       152             73,370             57,612             (2,115)              (800)

     Exercise of stock options .......      --                  120               --                 --                 --
     Dividends paid - $.01 per
         share .......................      --                 --                 (152)              --                 --
     Income tax benefit from
         stock option transac-
         tions .......................      --                   23               --                 --                 --
     Common stock retired
         (1,503 shares) ..............      --                   (9)                (8)              --                 --
     Stock issued under re-
         stricted stock plan, net
         of amortization .............         1              1,326               --                 --                 (534)
     Adjustment for foreign
         currency translation ........      --                 --                 --               (1,472)              --
     Net loss for 1994 ...............      --                 --               (2,799)              --                 --
                                           -----           --------           --------           --------           --------
Balance at March 31, 1994 ............     $ 153           $ 74,830           $ 54,653           $ (3,587)          $ (1,334)
                                           =====           ========           ========           ========           ========

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

Foreign Currency Translation

The financial statements of foreign operations are translated into U.S. dollars using the local currency as the functional currency in accordance with Statement of Financial Accounting Standards No. 52. Accordingly, all assets and liabilities are translated at current rates of exchange, and operating transactions are translated at weighted average rates during the year. The translation gains and losses are accumulated as a separate component of stockholders' equity until realized. There were no income taxes allocated to the translation adjustments and transfers to net income in 1994, 1993 and 1992. Net transaction gains or losses were not material in 1994, 1993 and 1992. For further detail by geographic areas, see Note 12 - Business Segment.

Hedging Activities

The Company's hedging activities relate primarily to the use of forward exchange contracts purchased by certain of its international subsidiaries to purchase U.S. dollars for repayment of purchases of inventory from the parent company. The aggregate amount of forward exchange contracts outstanding at any time during the year, as well as the aggregate amount of gains and losses resulting from these and other foreign currency transactions, were not material.

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

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Earnings Per Share

Computations of earnings per common and common equivalent share of Common Stock are based on the weighted average number of common shares outstanding during the period (15,210,000 in 1994, 13,991,000 in 1993 and 13,630,000 in 1992),
increased by the net shares issuable on the assumed exercise of stock options using the treasury stock method (none in 1994 and 1993, and 437,000 in 1992). All securities having an anti-dilutive effect on earning per share have been excluded from such computations. Common Stock purchase rights outstanding under the Company's stockholder rights plan, which potentially have a dilutive effect, have been excluded from the weighted common shares computation as preconditions to the exercisability of such rights were not satisfied.

Reclassifications

Certain items in the 1993 and 1992 consolidated financial statements and notes thereto have been reclassified to conform to the 1994 presentation.

Contingent and Unusual Items

Contingent and unusual items are expensed as incurred when events giving rise to such items are probable and the amounts are estimable in accordance with the requirements of Statement of Financial Accounting Standards No. 5.

NOTE 2 -- INVENTORIES

Inventories at March 31 consisted of the following:



                                                                                                    1994                  1993
                                                                                                   -------               ------
         Purchased components ........................................................             $44,378               $30,686
         Work-in-process  ............................................................              18,664                 9,451
         Finished goods...............................................................              16,225                11,203
                                                                                                   -------               -------
                                                                                                   $79,267               $51,340
                                                                                                   =======               =======


Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 3 -- PROPERTY AND EQUIPMENT

Property and equipment, at cost, at March 31 consisted of the following:


                                                                                                    1994                  1993
                                                                                                  -------                ------
         Machinery and equipment......................................................             $39,426               $33,119
         Tooling  ....................................................................              15,243                11,851
         Furniture and office equipment...............................................              13,889                12,168
         Capital lease assets and other...............................................               6,203                 3,882
         Leasehold improvements.......................................................               6,032                 5,845
         Buildings, improvements and leasehold
                  interest ...........................................................               4,808                 2,738
         Land     ....................................................................               1,978                   420
         Transportation equipment.....................................................               2,434                 2,221
                                                                                                   -------               -------
                                                                                                    90,013                72,244
         Less-accumulated depreciation and
                  amortization........................................................              48,452                40,907
                                                                                                   -------               -------
                                                                                                   $41,561               $31,337
                                                                                                   =======               =======

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

NOTE 4 -- INTANGIBLE AND OTHER ASSETS

Intangible and other assets, net, consisted of the following at March 31:

                                                                                                     1994            1993
                                                                                                   -------          ------
         Capitalized software, net of amortization
                of $8,346 and $6,947..................................................             $ 4,433          $ 5,151
         Goodwill relating to acquisitions, net of
                amortization of $7,551 and $3,408.....................................              19,354           25,156
         Non-compete agreements with former share-
                holders of acquisitions, net of
                amortization of $3,234 and $1,318..................................                  3,236            5,152
         Licenses, net of short-term portion of
                $700 and amortization of $1,050 and
                $350..................................................................               1,050            1,750
         Convertible subordinated debenture issue
                costs, net of amortization of $900 and
                $868..................................................................                 581              613
         Other, net of amortization of $5,595 and
                  $5,285..............................................................               3,813            5,516
                                                                                                   -------          -------
                                                                                                   $32,467          $43,338
                                                                                                   =======          =======

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Amortization expense for the years ended March 31, was as follows:



                                                                                1994                 1993                  1992
                                                                               ------               ------                -----
         Capitalized software..........................................        $1,399               $1,560                $1,109
         Goodwill......................................................         4,143                2,179                   397
         Non-compete agreements........................................         1,916                1,318                    --
         Licenses......................................................           700                  350                    --
         Convertible subordinated debenture
                issue costs............................................            32                   32                    32
         Prepaid royalty...............................................            --                   --                 1,750
         Other  .......................................................           310                   35                   963
                                                                               ------               ------                ------
                                                                               $8,500               $5,474                $4,251
                                                                               ======               ======                ======



In connection with the acquisition of Teletransaction, Inc. ("Teletransaction"), the Company acquired the rights to consulting services (principally performed by Robert F. Meyerson, Chairman of the Board and Chief Executive Officer) from Accipiter Corporation ("Accipiter"), which is owned by Mr. Meyerson's wife and also secured a non-competition covenant from Accipiter and Mr. Meyerson. Aggregate payments for these rights were $3.6 million. The cost of these rights is being amortized over the five year terms of the agreements. See Note 14 for a description of the Teletransaction acquisition.

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

NOTE 6 -- ACCRUED LIABILITIES

Accrued liabilities at March 31 consisted of the following:



                                                                                                           1994             1993
                                                                                                         -------          ------
         Current liability to former shareholders of
                acquired companies...............................................................        $ 1,533           $ 3,541
         Accrued payroll and other employee compensation.........................................         10,610            10,160
         Accrued commissions.....................................................................          2,362             1,522
         Accrued taxes other than payroll and income taxes.......................................          1,715             1,930
         Deferred customer service revenues......................................................          9,240             7,545
         Accrued royalties.......................................................................          3,737             1,021
         Other accrued liabilities...............................................................          6,207             7,639
                                                                                                         -------           -------
                                                                                                         $35,404           $33,358
                                                                                                         =======           =======
                                       38


Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

NOTE 7 -- INCOME TAXES

Components of income (loss) before income taxes, extraordinary items and cumulative effect of an accounting change follow:

                                                                                        1994              1993              1992
                                                                                      -------           --------           ------
         Domestic operations ..............................................           $(6,325)          $(24,330)          $17,979
         International operations..........................................             4,401              8,649             7,058
                                                                                      -------           --------           -------
                                                                                      $(1,924)          $(15,681)          $25,037
                                                                                      =======           ========           =======

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

Components of the provision (benefit) for income taxes by taxing jurisdiction follow:

     Currently payable (refundable):                                                      1994             1993              1992
                                                                                        -------          -------           ------
           U.S....................................................................      $(1,748)         $(3,587)           $5,347
           State and local........................................................           70              (11)              703
           International..........................................................        1,801            2,653             2,179
                                                                                        -------          -------            ------
                                                                                            123             (945)            8,229
                                                                                        -------          -------            ------
     Deferred:

           U.S....................................................................         (382)          (4,221)             (149)
           State and local........................................................         (121)             (13)               --
           International..........................................................          203             (206)              (32)
                                                                                        -------          -------            ------
                                                                                           (300)          (4,440)             (181)
                                                                                        -------          -------            ------
     Charge equivalent to tax effect of

           operating loss carryovers utilized  ...................................        1,052            1,329             1,091
                                                                                        -------          -------            ------
     U.S. and international taxes (benefit) on

           income before extraordinary credit.....................................      $   875          $(4,056)           $9,139
                                                                                        =======          =======            ======

The reconciliation between the reported total income tax expense (benefit) and the amount computed by multiplying income (loss) before income taxes and cumulative effect of an accounting change by the U.S. federal statutory tax rate is as follows:

                                                                                           1994              1993              1992
                                                                                          ------            ------            -----
     U.S. federal statutory tax rate .............................................       (34.0)%          (34.0)%             34.0%
     International tax rate differential
         including adjustments for intercompany
         eliminations.............................................................        48.4              5.3                3.5

Telxon Corporation and Subsidiaries

State and local taxes .........................    (1.8)      (0.1)       2.2
Research and development credits ..............    (22.6)     (0.2)      (0.3)
Tax benefits related to export sales ..........       --         --      (1.2)
Goodwill ......................................    80.1        3.5        0.4
Change in deferred tax asset valuation
    allowance .................................    (16.2)        --         --
Other .........................................    (8.4)      (0.4)      (2.1)
                                                    ----       ----       ----
   Consolidated effective income tax rate .....    45.5%      (25.9)%    36.5%
                                                    ====       ====       ====


Deferred taxes related to temporary differences between the financial reporting basis of assets and liabilities and their respective tax basis (1994 and 1993) and timing differences in the recognition of revenues and expenses for tax and financial reporting purposes (1992) follow:

                                                 1994          1993           1992
                                               --------      --------      ---------
    Inventory obsolescence ...............     $   (919)     $ (1,164)     $   (126)
    Depreciation .........................         (137)           55            (3)
    Bad debt reserve .....................          412          (500)          185
    Computer software costs ..............          (91)         (102)          (98)
    Restricted stock compensation ........         (214)          313          --
    Restructuring reserves ...............          495          (600)         --
    Severance ............................          325        (1,461)         --
    Other items ..........................         (171)         (981)         (139)
                                               --------      --------      --------
                                               $   (300)     $ (4,440)     $   (181)
                                               ========      ========      ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 1994 are presented below:

                                                                   1994
                                                                 --------
Deferred tax assets:
     Allowance for doubtful accounts .........................   $    864
     Inventory obsolescence ..................................      3,400
     Uniform capitalization costs ............................        878
     Restructuring reserves ..................................        241
     Severance and vacation pay accruals .....................      1,396
     State and local income taxes, net of federal benefit ....        863
     Net operating loss and research and development credit
          carryovers .........................................      1,561
     State and local tax carryovers, net of federal benefit ..        707
     Undistributed losses of affiliated companies ............        490
     Contribution and capital loss carryovers ................        232
     Deferred revenues .......................................        255
     Other ...................................................      1,267
                                                                 --------
         Total gross deferred tax assets .....................     12,154
         Less valuation allowance ............................     (4,336)
                                                                 --------
         Total deferred tax assets ...........................      7,818
                                                                 --------

Telxon Corporation and Subsidiaries

Deferred tax liabilities:
     Prepaid healthcare costs .................................        (344)
     Depreciation .............................................      (1,273)
     Restricted stock compensation ............................         (99)
     State and local income taxes, net of federal benefit .....        (206)
     Other ....................................................        (160)
                                                                   --------
              Total gross deferred tax liabilities ............      (2,082)
                                                                   --------
              Net deferred tax asset ..........................    $  5,736
                                                                   ========


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

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of March 31, 1994 will be allocated as follows:

                                                                           1994
                                                                         -------
Income tax benefit that would be reported in the
     consolidated statement of income ...........................        $ 2,240
Income tax benefit that would reduce goodwill and
     other noncurrent intangible assets .........................          2,096
                                                                         -------
          Total .................................................        $ 4,336
                                                                         =======

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

Telxon Corporation and Subsidiaries

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

The following is a summary of the activity in the Company's stock option plans during fiscal 1992, 1993 and 1994:

                                                                Stock Options
                                                           --------------------------
                                                                        Average Price
                                                             Shares       Per Share
                                                           ---------    -------------
March 31, 1991 ......................................      1,850,510       $ 10.94
     Granted ........................................        245,750         22.35
     Exercised ......................................       (747,573)         9.06
     Returned to pool due to employee
        terminations ................................        (75,459)        12.72
                                                           ---------
March 31, 1992 ......................................      1,273,228         14.14
     Granted ........................................        558,500         12.13
     Exercised ......................................       (137,404)         9.00
     Returned to pool due to employee
        terminations ................................       (249,168)        15.04
                                                           ---------
March 31, 1993 ......................................      1,445,156         13.69
     Granted ........................................        803,011         10.68
     Exercised ......................................        (18,003)         6.63
     Returned to pool due to employee
        terminations and one-for-two program ........       (477,464)        20.11
                                                           ---------
March 31, 1994 ......................................      1,752,700       $ 10.64
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

Telxon Corporation and Subsidiaries

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

Future minimum lease payments for years ending March 31, are as follows:

                                                      Capital           Operating
                                                      Leases             Leases
                                                     --------           ---------
1995 .....................................           $    438           $  6,266
1996 .....................................                365              5,552
1997 .....................................                122              4,659
1998 .....................................                 --              3,482
1999 .....................................                 --              3,064
2000 and thereafter ......................                 --              6,427
                                                     --------           --------
                                                          925           $ 29,450
                                                                        ========

Telxon Corporation and Subsidiaries

Amount representing interest .........................         (71)
                                                             -----
Present value of net minimum lease payments ..........         854
Current portion ......................................        (391)
                                                             -----
Long-term portion ....................................       $ 463
                                                             =====


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

Telxon Corporation and Subsidiaries

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

NOTE 12 -- BUSINESS SEGMENT

The Company designs, develops, manufactures, markets and services portable interactive microcomputer systems. The Company's business is a single segment. The Company does not believe that it is dependent upon any one customer or group of customers. The Company's largest United States customer, Wal-Mart Stores, Inc., accounted for approximately 11% of total revenues in fiscal 1994 and fiscal 1993.

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

The Company has operations in the United States, Europe, Canada, Australia and Asia. Information for 1994, 1993 and 1992 follows below.

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

Telxon Corporation and Subsidiaries

                                                      United                                        Adjustment &
  1994                                                States           Europe          Other         Elimination     Consolidated
  ----                                              ---------        ---------       ----------     ------------     ------------
Revenues from unaffiliated
 customers ..................................       $ 226,885        $  44,561       $  24,547              --        $ 295,993
Transfers between geo-
 graphic areas ..............................          28,737              607          16,236         (45,580)              --
                                                    ---------        ---------       ---------       ---------        ---------
    Total revenues ..........................       $ 255,622        $  45,168       $  40,783       $ (45,580)       $ 295,993
                                                    =========        =========       =========       =========        =========
Operating income  ...........................       $  20,462        $   1,685       $   3,247       $    (572)       $  24,822
                                                    =========        =========       =========        =========
Interest expense, net .......................                                                                            (1,806)
Foreign currency transac-
 tion gain, (loss) net ......................             --               100            154               --              254
                                                    =========        =========       =========       =========        =========
Corporate expenses, net .....................                                                                           (25,194)
                                                                                                                      ---------
Loss before income taxes ....................                                                                         $  (1,924)
                                                                                                                      =========
Identifiable assets at
    March 31, 1994 ..........................       $ 186,801        $  31,277       $  31,292            --          $ 249,370
                                                    =========        =========       =========       =========        =========
Corporate assets ............................                                                                            10,598
                                                                                                                      ---------
Total assets at
    March 31, 1994 ..........................                                                                         $ 259,968
                                                                                                                      =========

                                                       United                                 Adjustment &
  1993                                                 States         Europe        Other     Elimination    Consolidated
  ----                                                ---------     ---------    ----------   ------------   ------------
Revenues from unaffiliated
 customers .......................................    $ 175,022     $   43,575     $  19,817     $    --       $ 238,414
Transfers between geo-
 graphic areas ...................................       20,338            436        12,385       (33,159)         --
                                                      ---------      ---------     ---------     ---------     ---------
     Total revenues ..............................    $ 195,360       $ 44,011     $  32,202     $ (33,159)    $ 238,414
                                                      =========      =========     =========     =========     =========
Operating income  ................................    $   1,684       $  4,722     $   4,263     $  (1,569)    $   9,100
                                                      =========       =========    =========     =========
Interest expense, net ............................                                                                  (324)
Foreign currency transac-
 tion gain (loss), net ...........................           --            844          (255)         --             589
                                                      =========       =========    =========     =========     =========
Corporate expenses, net ..........................                                                               (25,046)
                                                                                                               ---------
Loss before income taxes
 and cumulative effect of
 an accounting change ............................                                                             $ (15,681)
                                                                                                               =========
Identifiable assets at
    March 31, 1993 ..............................     $ 146,081     $   28,724      $  28,861            --    $ 203,666
                                                      =========      =========      =========     =========    =========
Corporate assets .................................                                                                 8,955
                                                                                                               ---------
Total assets at
    March 31, 1993 ..............................                                                              $ 212,621
                                                                                                               =========

Telxon Corporation and Subsidiaries

                                                       United                                 Adjustment &
  1992                                                 States         Europe        Other     Elimination   Consolidated
  ----                                                ---------     ---------    ----------   ------------  ------------
Revenues from unaffiliated
 customers ........................................   $ 153,032     $  44,050    $  17,938           --      $ 215,020
Transfers between geo-
 graphic areas ....................................      21,031           866           --      (21,897)          --
                                                      ---------     ---------    ---------    ---------      ---------
     Total revenues ...............................   $ 174,063     $  44,916    $  17,938    $ (21,897)     $ 215,020
                                                      =========     =========    =========    =========      =========
Operating income  .................................   $  34,268     $   5,823    $     505    $     139      $  40,735
                                                      =========     =========    =========    =========
Interest income, net ..............................                                                                795
Foreign currency transac-
 tion gain, net ...................................          --            75          103           --            178
                                                      =========     =========    =========    =========      =========
Corporate expenses, net ...........................                                                            (16,671)
                                                                                                             ---------
Income before income
 taxes and extraordinary
 item .............................................                                                          $  25,037
                                                                                                             =========
Identifiable assets at
     March 31, 1992 ...............................   $ 149,691     $  31,476    $  10,746           --      $ 191,913
                                                      =========     =========    =========    =========      =========
Corporate assets ..................................                                                             7,249
                                                                                                             ---------
Total assets at
     March 31, 1992 ...............................                                                          $ 199,162
                                                                                                             =========


NOTE 13 -- INTERNATIONAL OPERATIONS

The consolidated financial statements include the following with respect to the net income and net assets of the Company's international subsidiaries and branches during the three years ended March 31:

                                             1994             1993             1992
                                            -------          -------          ------
     Net income ..................          $ 2,694          $ 5,942          $ 4,382
     Net assets ..................          $46,470          $46,631          $32,205

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

Effective April 10, 1992, the Company acquired Telesystems SLW Inc. ("Telesystems") of Toronto, Ontario, Canada, a developer and supplier of wireless data communications and local area networks using spread spectrum radio technology. The purchase price consisted of approximately $2.6 million in cash and 353,172 shares of the Company's Common Stock which is

Telxon Corporation and Subsidiaries
treated as a non-cash item in the accompanying consolidated statement of cash flows. In connection with the acquisition, the Company acquired approximately $3.5 million (U.S.) of Canadian federal tax non-capital loss carryforwards and $.3 million (U.S.) of investment tax credits which were used to reduce income taxes payable and the goodwill relating to the acquisition. In addition, the Company acquired a non-compete agreement with the founders of Telesystems for which it paid $4.8 million in cash. The excess of the purchase price over the fair value of the net assets acquired approximates $8.6 million, net of tax credits utilized in fiscal 1994 of $.6 million, and is being amortized on a straight-line basis over a ten year period. The acquisition was accounted for as a purchase.

Effective February 2, 1993, the Company acquired the remaining 55% of the common stock of Teletransaction for a purchase price of 720,000 shares of the Company's Common Stock, which is treated as a non-cash item in the accompanying consolidated statement of cash flows. The Company previously acquired 15% of Teletransaction's common stock in March 1992 for $1.7 million and an additional 30% of Teletransaction's common stock in December 1992 for $3.0 million; these investments were accounted for under the equity method prior to the acquisition of the remaining shares of Teletransaction in February 1993. Teletransaction, which was owned by Mr. Meyerson and members of his family as well as Teletransaction employees prior to the acquisition, is the owner of certain technology, product development and design rights related to portable pen-based products. The common stock of the Company issued to shareholders of Teletransaction was, at the time of issuance, subject to restrictions for periods ranging from 1 to 3 years. This business combination has been treated as a purchase and the resulting goodwill of $13.3 million is included in the intangible and other assets, net caption of the consolidated balance sheet and is being amortized on a straight-line basis over a 5 year period.

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

Telxon Corporation and Subsidiaries

                                                            (Unaudited)
                                                     For the years ended March 31,
                                                         1993             1992
                                                      ---------        ---------
Total revenues ................................       $ 249,424        $ 228,314
Income (loss) before extraordinary
     items and cumulative effect of
     an accounting change .....................         (17,148)           9,772
Net income (loss) ....................                  (17,587)          10,863
Net income (loss) per share ...................       $   (1.15)       $     .72

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

NOTE 15 -- COMMITMENTS AND CONTINGENCIES

Pursuant to a Settlement Agreement dated November 4, 1988, between the Company and Symbol Technologies, Inc. ("Symbol") relating to the termination of the Company's tender offer to purchase all the common stock of MSI Data Corporation ("MSI"), the Company entered into an agreement, which was amended and restated effective September 30, 1992, providing, among other things, for the licensing of certain Symbol and MSI patented technologies for specified royalties. Under the agreement as amended and restated, the Company paid $2.8 million for certain license fees and is obligated to pay the following ongoing royalties based on the sales value of Company products incorporating the licensed technologies: (i) from 10% on the first $25 million in cumulative sales, declining to 5% on cumulative sales in excess of $100 million, of products utilizing a MSI patent; and (ii) 7.5% on all sales of products utilizing one or more of the Symbol patents.

In December 1992, four class action suits were filed in the United States District Court, Northern District of Ohio, by certain alleged stockholders of the Company on behalf of themselves and purported classes consisting of Telxon stockholders, other than defendants and their affiliates, who purchased the Company's common stock between May 20, 1992 and January 19, 1993. The named defendants are the Company, former President and Chief Executive Officer Raymond
D. Meyo, and current President, Chief Operating Officer and Chief Financial Officer Dan R. Wipff. On February 1, 1993, the plaintiffs filed their Amended and Consolidated Class Action Complaint related to the four actions, alleging claims for fraud on the market and negligent misrepresentation, arising from alleged misrepresentations and omissions with respect to the Company's financial performance and prospects, and alleged trading activities of the named individual defendants. The Amended Complaint seeks certification of the purported

Telxon Corporation and Subsidiaries
class, unspecified compensatory damages, the imposition of a constructive trust on certain of the defendants' assets and other unspecified extraordinary equitable and/or injunctive relief, interest, attorneys' fees and costs. The defendants, including the Company, filed a Motion to Dismiss which was denied by the court on June 3, 1993.

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

On September 21, 1993, a derivative Complaint was filed in the Court of Chancery of the State of Delaware, in and for Newcastle County, by an alleged stockholder of Telxon derivatively on behalf of Telxon. The named defendants are the Company; Robert F. Meyerson, Chairman of the Board and Chief Executive Officer; Dan R. Wipff, President, Chief Operating Officer and Chief Financial Officer and director; Robert A. Goodman, Corporate Secretary and outside director; Norton W. Rose, outside director and Dr. Raj Reddy, outside director. The Complaint alleges breach of fiduciary duty to the Company and waste of the Company's assets in connection with certain transactions entered into by Telxon and compensation amounts paid by the Company. The Complaint seeks an accounting, injunction, rescission, attorneys' fees and costs. While the Company is nominally a defendant in this derivative action, no monetary relief is sought by the plaintiff from the Company; accordingly, no provisions for any loss nor any related insurance recovery therefor have been made in the accompanying consolidated financial statements. On November 12, 1993, Telxon and the individual director defendants filed a Motion to Dismiss. The plaintiff filed his brief in opposition to the Motion on May 2, 1994. The defendants intend to file a responsive final brief and to vigorously defend this action. While the ultimate outcome of this action cannot presently be determined, the Company does not anticipate that this matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

In the normal course of its operations, the Company is subject to performance under contracts, and has various legal actions pending. However, in management's opinion, any such outstanding matters have been reflected in the consolidated financial statements, are covered by insurance or, would not have a material adverse effect on the Company's consolidated financial position.

Telxon Corporation and Subsidiaries

NOTE 16 -- QUARTERLY DATA (UNAUDITED)

                                                       Quarter
                                 ------------------------------------------------
1994                             First        Second       Third        Fourth(a)      Year
- ----                             ---------    ---------    ---------    ---------   ----------
Revenues .....................   $  56,541    $  63,085    $  76,968    $  99,399   $ 295,993
Gross profit .................      24,445       25,436       31,870       38,937     120,688

Net income (loss) ............   $  (1,977)   $  (1,090)   $    (617)   $     885   $  (2,799)
                                 =========    =========    =========    =========   =========
Earnings per common and common
  equivalent share:
Net income (loss) per share ..   $    (.13)   $    (.07)   $    (.04)   $     .06   $    (.18)
                                 =========    =========    =========    =========   =========


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

                                                                         Quarter
                                                 --------------------------------------------------
1993                                             First(a)     Second         Third(b)       Fourth(c)         Year
- ----                                             --------     -------        --------       ---------       --------
Revenues ..................................      $67,412      $66,380        $48,910        $55,712        $238,414
Gross profit ..............................       26,854       26,964         16,544         14,585          84,947
  Income (loss) before cumulative effect
    of an accounting change ...............        4,372        3,504         (9,127)       (10,374)        (11,625)
  Cumulative effect of a change in
    accounting for income taxes ...........         (439)          --             --             --            (439)
                                                 -------      -------        -------       --------        --------
Net income (loss)..........................      $ 3,933      $ 3,504        $(9,127)      $(10,374)       $(12,064)
                                                 =======      =======        =======       ========        ========
Earnings per common and common
  equivalent share:
    Income (loss) before cumulative
    effect of an
       accounting change...................      $   .30      $   .24        $  (.65)      $   (.72)       $   (.83)
Cumulative effect of a change
  in accounting for income taxes ..........         (.03)          --             --             --            (.03)
                                                 -------      -------        -------       --------        --------
Net income (loss) per share................      $   .27      $   .24        $  (.65)      $   (.72)       $   (.86)
                                                 =======      =======        -------       --------        --------

 (a) As discussed in Note 1, the Company adopted the provisions of SFAS No. 109 during the fourth quarter of fiscal 1993, effective April 1, 1992. As a result, the first quarter has been restated to reflect the cumulative effect adjustment of $.4 million.

Telxon Corporation and Subsidiaries

(b) During the third quarter of fiscal 1993, the Company recognized the following pre-tax provisions for restructuring and other non-recurring charges aggregating $11.4 million and consisting of: inventory obsolescence of $3.1 million related to the change in the Company's strategy on continued sales of older product lines, severance costs of $3.8 million related primarily to the termination of the Company's Chief Executive Officer during the quarter, provision for bad debts of $.8 million primarily related to a specific customer in bankruptcy proceedings and credits granted on sales of $1.0 million, compensation expense related to restricted stock awards of $1.0 million, consulting and professional fees of $.8 million primarily relating to a continuous improvement project at the Company's manufacturing operations and miscellaneous charges of $.9 million.

     After the related income tax benefit, the aggregate impact on earnings for the first three quarters of fiscal 1993 was $(7.8) million or $(.56) per share.

(c) During the fourth quarter of fiscal 1993, the Company recognized pre-tax provisions for unusual and other non-recurring items aggregating $11.3 million. These charges were primarily related to the following items: inventory obsolescence of $4.5 million related primarily to purchased components of older product lines, relocation and severance costs of $3.7 million incurred as the Company consolidated its customer service depots located throughout the U.S. into a single National Service Center in Houston, relocation of the Company's manufacturing operations to new facilities and other organizational changes and professional fees, which were expensed as incurred, of $2.2 million related primarily to a continuous improvement project at the Company's manufacturing operations, strategic business planning, and miscellaneous charges of $.9 million. Individually, these miscellaneous charges were not material.

     After the related income tax benefit, the aggregate impact on fourth quarter earnings was $(7.8) million or $(.56) per share.

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

          24.2    Consent of Coopers & Lybrand, filed herewith.

          25. Powers of Attorney executed by members of the Board of Directors, filed herewith.

                       TELXON CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II

            AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                              Dollars in Thousands

                                                                                      Deductions
                                            Balance at
      Year Ended                             Beginning                         Amounts       Amounts            Balance at the
       March 31    Name of Debtor           of Period       Additions         Collected    Written-Off           End of Period
       ---------   --------------          -----------      ---------         ---------    -----------      ----------------------
                                                                                                                             Not
                                                                                                            Current        Current
                                                                                                            -------        -------
         1994      Frank E. Brick                $ --          $134 (c)         $ --         $ --            $ 45           $ 89
                   William J. Murphy             $200          $ -- (a)         $ --         $ --            $200           $ --

         1993      William J. Murphy             $ --          $200 (a)         $ --         $ --            $ --           $200

         1992      Robert F. Meyerson            $167          $ 13 (b)         $180         $ --            $ --           $ --
                   Raymond D. Meyo               $112          $  9 (c)         $121         $ --            $ --           $ --
                   Dan R. Wipff                  $121          $ 18 (c)         $139         $ --            $ --           $ --

- --------------------

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

                       TELXON CORPORATION AND SUBSIDIARIES

                                  SCHEDULE VIII

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                              Dollars in Thousands

                                                      Balance at            Additions                                  Balance at
                                                     Beginning of          Charged to                                    End of
Description                                            Period          Costs and Expenses         Deductions             Period
- -----------                                          -----------       ------------------         ----------           ----------
Valuation account for accounts
         receivable:
         Year ended March 31, 1994:                    $2,689               $  817                $1,871 (a)             $1,635
         Year ended March 31, 1993:                    $1,321               $2,745                $1,377 (a)             $2,689
         Year ended March 31, 1992:                    $1,483               $  458                $  620 (a)             $1,321

Valuation account for inventory:

         Year ended March 31, 1994:                    $7,486               $6,674                 $4,310 (b)            $9,850
         Year ended March 31, 1993:                    $4,356               $9,700                 $6,570 (b)            $7,486
         Year ended March 31, 1992:                    $4,242               $1,492                 $1,378 (b)            $4,356

(a)       Doubtful accounts charged off, net of recoveries.

(b)       Write off of excess and/or obsolete material.

                       TELXON CORPORATION AND SUBSIDIARIES

                                   SCHEDULE IX

                              SHORT-TERM BORROWINGS

                              Dollars in Thousands

                                                                                       Maximum           Average      Weighted
                                                                          Weighted      Amount           Amounts       Average
  Year                 Category of                   Balance at           Average    Outstanding       Outstanding  Interest Rate
  Ended            Aggregate Short-Term                End of            Interest     During the       During the    During the
March 31,             Borrowings                       Period             Rate(a)       Period          Period(b)     Period(c)
- ---------      --------------------------            ----------          ---------    ----------       -----------  -------------

   1994        Notes payable to banks                  $24,573             7.08%        $24,573         $4,140          7.0%

   1993        Notes payable to banks (d)              $    --             N.A.         $ 2,000         $  159          6.0%
               Notes payable to banks (e)              $    --             N.A.         $   927         $  918         10.375%

   1992        Notes payable to Govern-
                  mental Agencies (f)                  $   337             N.A.         $   337         $  337         11.0%
               Notes payable to banks (e)              $   935           10.375%        $   985         $  899         10.7%

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

(f)       Assumed on March 1, 1992, as part of RMS acquisition.

                       TELXON CORPORATION AND SUBSIDIARIES

                                   SCHEDULE X

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                              Dollars in Thousands

Item                                                 Charged to Costs and Expenses
- --------------------------------------------------
                                                         Year Ended March 31,
                                                      --------------------------
                                                       1994      1993       1992
                                                      ------    ------    ------
Advertising costs ................................    $4,300    $4,352    $3,897

Taxes, other than payroll and income taxes .......    $3,180         *         *

Maintenance and repairs ..........................         *         *         *

Royalties ........................................    $8,387    $5,976    $2,975

* Disclosure not required because expenditures were less than 1% of revenues for these periods.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TELXON CORPORATION

Date:  June 26, 1995                By: /s/ Gerald J. Gabriel
                                        ---------------------------------------
                                        Gerald J. Gabriel, Corporate Controller
                                        (principal accounting officer)

                               TELXON CORPORATION

                                   EXHIBITS TO

                                    FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1994

                                INDEX TO EXHIBITS

  Page
  ----
    *              3.1       Restated  Certificate of  Incorporation  of Registrant,  incorporated by reference to Exhibit No. 3.1 to Registrant's  Form 10-K filed for the year ended March 31, 1993.

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

               24.2       Consent of Coopers & Lybrand, filed herewith.

               25. Powers of Attorney executed by members of the Board of Directors, filed herewith.

- ------------------------
*     Previously filed
                                       69