Form 10-K
period 1995-03-31
TELXON CORP
filed 1995-06-29
CIK 352495

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K

       / X /     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1995

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

The aggregate market value of registrant's Common Stock held by non-affiliates as of May 31, 1995, based on the last reported sales price of the Common Stock as reported on Nasdaq NNM for such date, was $262,084,732.

At May 31, 1995, there were 15,663,587 outstanding shares of the registrant's Common Stock.

                      Documents Incorporated by Reference

The registrant's definitive proxy statement for its 1995 Annual Meeting of Stockholders to be held on August 31, 1995, which the registrant intends to file with the Securities and Exchange Commission within 120 days of the close of its fiscal year ended March 31, 1995, is incorporated by reference in Part III of this Annual Report on Form 10-K from the date of filing such document.

                                     PART I


ITEM 1. BUSINESS


GENERAL


Description of Company's Business

Telxon Corporation ("Telxon" or the "Company") designs, develops, manufactures, integrates, markets, and sells portable, batch and wireless tele-transaction computers and systems. Telxon integrates its portable tele-transaction computers ("PTCs") with wired and wireless Local Area Networks ("LAN") and links these networks to customers' specific enterprise networks.

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

Telxon completed its initial public offering of 1,600,000 shares in July 1983, a secondary offering of 1,150,000 shares in July 1985, and in June 1987, a $46 million issue of 7-1/2% Convertible Subordinated Debentures due 2012. During fiscal 1991, the Company purchased and retired $21.3 million of the debentures.

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

Commercial demand over the past six years has been driving the use of portable and wireless tele-transaction computers and systems to other retail industries including mass merchandisers, department stores and specialty store chains.

Telxon systems are also being used and/or evaluated in a wide variety of other industries, including manufacturing, transportation, logistics, healthcare, finance, insurance, utilities, public safety and mobile field repair.

Three Year Strategic Plan Effective April 1, 1993.

During the first quarter of fiscal 1994, management initiated a three-year strategic plan to position the Company for expanding its current markets and penetrating new markets through a revitalized global sales organization, new vertical systems groups and new products and technology.

This plan incorporates five basic elements:

I.    Global Sales, Marketing and Technical Services Operation
II.   Vertical Systems Group
III.  Technical Subsidiaries Group
IV.   Advanced Research and Product Development
V.    Telxon Manufacturing and Product Maintenance

These five elements are designed to drive the Company's sales and profits while general and administration functions are available as shared resources.


I. GLOBAL SALES, MARKETING AND TECHNICAL SERVICES

Global Sales, Marketing and Technical Services includes three divisions:

- -        North American Division

         The North American Division is responsible for the sales and profits of all Telxon products, systems and services in the United States and Canada. In fiscal 1995, North American sales increased 33% compared to the prior year. The North American Division sells direct through its own sales force as well as through selected value added resellers ("VARs"), system integrators, original equipment manufacturers ("OEMs") and strategic partners.

         No customer accounted for 10% or more of the Company's total revenues in fiscal 1995.

- -        International Division

         The International Division is responsible for the sales and profits of all Telxon products, systems and services outside of the United States and Canada. In fiscal 1995, International Division sales increased 29% compared to the prior year. The International Division sells direct through its own sales force as well as through selected distributors, VARs, system integrators, OEMs and strategic partners.

         International sales of the Company are subject to the risks inherent in foreign operations, such as protective tariffs, export/import controls and transportation delays and interruptions.

         The International Division sells through subsidiaries located in Australia, Belgium, France, Germany, Italy, Japan, Spain, and the United Kingdom, and through distributors in Africa, Asia, Europe, Mexico, the Middle East and South America. Distributor support offices are located in Belgium, Brazil, and Singapore. (For more information regarding geographical segments and revenues from the Company's International Division, see Note 12 to the consolidated financial statements and Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.")

- -        Global Technical Services Division

         The Global Technical Services Division is responsible for developing and integrating PTC products, application systems, wireless PTC networks and system integration and project management services for the North American and International Divisions.

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

- -        The Retail Technology Group

         The Retail Technology Group ("RTG") serves customers in the retail industry. RTG serves the needs of department store, grocery, mass merchandiser, drug store, hardware and specialty chains.

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

- -        The Industrial Technology Group

         The Industrial Technology Group serves the manufacturing, warehousing, and distribution markets. Telxon's portable industrial systems consist of handheld or vehicle mounted PTCs which communicate in real time via spread spectrum and/or narrowband wireless data communications. A variety of connectivity options enable migration paths to various host interfaces, such as IBM(R) SNA and Unix(R).
         The Industrial Technology Group's systems support applications in shipping, receiving, inventory management, work order processing, and quality control.

__________________________________

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

- -        The Insurance and Financial Services Group

         The Insurance and Financial Services Group provides the Company's pen-based and wireless communications solutions for insurance and financial service firms. The Company's pen-based and Wide Area Radio Network ("WARN") radio systems solutions currently target insurance applications including premium audit inspection, property valuation, and insurance claims management.

The Company's primary market segment has long been the retail industry, which represents over 50% of current revenues. The Company's future growth will depend in part on the ability of VSG to successfully penetrate new markets.


III.  THE TECHNICAL SUBSIDIARIES GROUP

In fiscal 1993, the Company began a program to accelerate advanced research, technology and product development by forming or purchasing new product and technology companies that were driven through entrepreneurial innovation and leadership. The Company also increased its investment in its own research and product development operations. The following products and technologies were identified to meet the Company's goals through this program:

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

PenRight!(R) Corporation

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

Teletransaction(TM), Inc.

In February 1993, the Company acquired Teletransaction, Inc.
("Teletransaction") of Akron, Ohio. Teletransaction is a developer of advanced pen and touch-screen wireless, mobile workslates for vertical markets, including:

         -       Retail

         -       Industrial

         -       Logistics and transportation

         -       Healthcare

         -       Insurance and financial services

         -       Utilities

         -       Public Safety

         -       Mobile Field Repair
___________________________________________

- -        Itronix is a registered trademark of Itronix Corporation.

- -        PenRight! and PenRight! Pro are registered trademarks of PenRight!
         Corporation.

- -        Pen for Windows is a registered trademark of Microsoft Corporation.

- -        Teletransaction is a trademark of Teletransaction, Inc.

Metanetics(TM) Corporation

Metanetics Corporation ("Metanetics(TM)") was formed in January 1994 in Fort Myers, Florida, in part from the acquisition of Metamedia Corporation of Port Jefferson, New York.

Metanetics develops 2D bar code encoding and autodiscriminating decode software.

Aironet Wireless Communications(TM), Inc.

In January 1994, the Company formed Aironet Wireless Communications, Inc. ("Aironet(TM)") of Akron, Ohio, to continue development and marketing of wireless LAN and WAN systems. Aironet was formed from one subsidiary company and two units of the Company:

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

There can be no assurance that the Company's research and development activities will lead to the successful introduction of new or improved products or that the Company will not encounter delays or problems in connection
therewith.   Furthermore,  customers may defer purchases of

__________________________________

- -        Metanetics is a trademark of Metanetics Corporation.

- -        Aironet and Aironet Wireless Communications are trademarks of Aironet
         Wireless Communications, Inc.

existing products in anticipation of new or improved versions of those products. Although the Company contemplates the introduction of new products in fiscal 1996, the majority are scheduled for introductions in the second half of the year. Moreover, there can be no assurance that there will not be delays in commencing volume production of such products or that such products will ultimately be commercially successful.

During fiscal 1995, 1994, and 1993, the Company spent approximately $33.7 million, $29.1 million and $17.8 million, respectively, for Company-sponsored research, development and engineering. For further discussion, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Operating Expenses."


V.  TELXON MANUFACTURING AND PRODUCT MAINTENANCE

- -      Manufacturing Operations

       Manufacturing operations consist of assembling, testing and the quality assurance of components, sub-assemblies and finished products. The Company's products are built and configured to customer specifications for various memory sizes, packaging, peripherals, keyboards and displays.

       In May 1994, the Company's principal manufacturing operations were consolidated into a newly constructed 116,000 square foot facility. The facility provides a more efficient plant layout and an opportunity for expansion of manufacturing capacity in the future. For information regarding subsidiaries' manufacturing operations, see "PROPERTIES."

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

       Telxon's International Procurement Office ("IPO") located in Singapore provides the Company with an opportunity to procure materials from lower cost, Far East suppliers. As more commodities are procured by the IPO staff, continued cost savings are expected.

       The Company has in the past encountered, and may in the future encounter, shortages of supplies and delays in deliveries of necessary components. While such shortages and delays could have a material adverse effect on the Company's ability to ship products, the Company has not suffered any such effects as the result of past shortages and delays. Additionally, the Company does not believe that the loss of any one supplier or subassembly manufacturer would have a material long-term adverse effect on its business, although set-up costs and delays could occur if the Company changed any single source supplier.

- -      Product Maintenance Operations

       The Company provides maintenance and repair services for Telxon customers from its National Service Center in Houston, Texas. The Company also services various third party products, including personal computers, printers and communication devices.

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

Workslate and Other PTC Products

The Company has developed a line of pen-based and touch-screen workslate PTCs through Teletransaction, including the PTC 1130, 1140 and 1180 series. The Telxon PTC 860IM fork lift truck mount, the POS-5000 portable point-of-sale terminal, the AMT-925 arm mounted terminal, and the Itronix T-5000 are also included in this group.

Wireless Products, Network Systems and Software

Through Aironet, the Company has developed a series of spread spectrum data radios, repeaters, routers and bridges. The current products use the 902 MHz or 2.4 GHz frequency bands at data rates ranging from 232Kbps up to 2Mbps. These radio products are integrated with Telxon's Microcellular Architecture ("TMA") software to build universal wireless networks.

Telxon's universal wireless networks interface seamlessly with other manufacturers' communication networks.

The Company also makes a line of base station and client/server card transceivers through its GCS series that interface portable wireless products with a client/server or mainframe. These products include the GCS 2000 and 4000.

Wireless Data Communications

Telxon provides wireless data communication products for mobile, distributed data processing application systems. The Company uses industry standard "open" system protocols to provide connectivity across a wide range of host computer systems including SNA and TCP/IP.

The Company offers customers optional built-in acoustic couplers or integrated modems that allow data transmission from remote tele- communication locations into a host computer and client servers.

The Company's PTCs can be equipped with radios to transfer programs or data to and from other computers or peripheral devices while remaining mobile. The four types of available radios are (1) spread spectrum, (2) wide area, (3) micro radios, and (4) narrow band FM radios.

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

Mobile, wireless communication is provided using TMA. The DataSpan 2000 System has one or more radio cells which support an area of coverage. The TMA system allows PTCs to move from cell to cell while maintaining a wireless connection to the host computer. The system can be expanded to provide more cells and greater coverage to over 4 million square feet.

The Company has been granted a number of patents for its spread spectrum technology and was the first company in the wireless industry to receive the United States' Federal Communication Commission ("FCC") and Canada's Department of Communication approval for its spread spectrum radios.

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

Narrow band FM radios from major manufacturers have been provided by Telxon since 1984. These radios operate in the 450 MHz band and require FCC site licensing.

___________________________________________

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

Software Products

The Company develops, through its subsidiaries PenRight! and Metanetics, advanced character recognition software and advanced 2D bar code encoding and autodiscriminating decode software.

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

In 1989 Telxon introduced RAMsaver(TM), an improved Microsoft(R) MS-DOS(R) version 3.21, to enhance conservation of battery power, support bar code readers, minimize use of Random Access Memory ("RAM") and permit the operating system and application programs to run from Read Only Memory ("ROM"). RAMsaver expands the flexibility of Telxon PTCs and offers new application opportunities by making the Company's PTCs readily accessible to PC software developers using familiar application development tools and languages, such as Microsoft "C", GW-BASIC(R), Pascal, Fortran, Assembler (MASM(R)) and Borland Turbo C(R). Telxon's recent release of MS-DOS version 5.0 is the Company's fourth release of MS-DOS.

The new pen-based and touch-screen workslates offer application development capabilities in DOS, Pen for Windows and C.


INTELLECTUAL PROPERTY

The Company regards certain of its hardware and software products as proprietary and relies on a combination of United States and foreign patent, copyright, trademark and trade secret laws and license and other contractual confidentiality provisions to protect its proprietary
______________________________________________________

- -        TCOS is a trademark, and TCAL is a registered trademark, of Telxon
         Corporation.

- -        Microsoft and MS-DOS are registered trademarks of Microsoft
         Corporation.

- -        RAMsaver is a trademark of Telxon Corporation.

- -        GW-BASIC and MASM are registered trademarks of Microsoft Corporation.

- -        Turbo C is a registered trademark of Borland International, Inc.

rights. In addition, the Company's products also utilize hardware and software technologies licensed from third parties. Given the rapidity of industry technological change, however, the competence and creative ability of the Company's development, engineering, programming, marketing and service personnel may be as or more important to its competitive position as the legal protections and rights afforded by patent and other owned or licensed intellectual property rights. The Company believes that its products and trademarks do not infringe on the rights of third parties, but there can be no assurance that third parties will not assert infringement claims in the future.

GOVERNMENT REGULATIONS

The Company believes that all of its products are in material compliance with current government regulations; however, regulatory changes may require modifications to certain of the Company's products in order for the Company to continue to be able to manufacture and market these products. There can be no assurances that more stringent regulations in these or other areas will not be issued in the future with an adverse effect on the business of the Company. In addition, sales of the Company's products could be adversely affected if more stringent safety standards are adopted by customers.

Certain Company products intentionally transmit radio signals as part of their normal operation. These products are subject to regulatory approval by the FCC and corresponding authorities in each country in which they are marketed.
Such approvals are typically valid for the life of the product unless and until the circuitry of the product is altered in material respects, in which case a new approval may be required.

BACKLOG

Backlog at any particular date is dependent on timing of receipt of orders and, therefore, is not a reliable indicator of future sales over an extended period of time. Shipments made during any particular quarter generally represent orders received either during that quarter or shortly before the beginning of that quarter. Shipments for orders received in a fiscal quarter are generally filled from products manufactured in that quarter. The Company maintains significant levels of raw materials to facilitate meeting delivery requirements of its customers. However, there can be no assurance that during any given quarter, the Company has or can procure the appropriate mix of raw materials in order to accommodate any given order. Therefor, the Company's financial performance in any quarter is dependent to a significant degree upon obtaining orders in that quarter which can be manufactured and delivered to its customers
in that quarter.   Thus, financial performance for any given quarter cannot be known or fully assessed until near the end of that quarter.

COMPETITION

The computer industry, of which PTC systems are a part, is highly competitive and characterized by advances in technology which frequently result in the introduction of new products with improved performance characteristics. Failure to keep pace with product and technological advances could negatively affect the Company's competitive position and prospects for growth.

The Company competes directly and indirectly with a number of companies in its market segments. Frequent competitors include Symbol Technologies, Inc., Bohemia, New York, and Norand Corporation, Cedar Rapids, Iowa. In addition, companies that are participants in the broader computer industry are potential competitors. Some of the Company's competitors and potential competitors have substantially greater financial, technical, intellectual property, marketing and human resources than the Company.

EMPLOYEES

As of May 31, 1995, the Company employed approximately 1,850 full-time personnel. The Company also employs temporary production and other personnel. The Company has never experienced a work stoppage due to labor difficulties and believes that relations with its employees are good.


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

The Company owns a 32,500 square foot one-story facility approximately one mile from its corporate offices which houses its Customer Support Center, the Training and Technical Publications Group and New Product Support Department.

In addition, the Company leases approximately 54,000 square feet of office space at locations within a three mile radius of its corporate offices pursuant to leases expiring through March 31, 1997. These facilities house the Company's Aironet and PenRight! subsidiaries, as well as various support functions.

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

The Company's Itronix subsidiary is located in Spokane, Washington, where it occupies approximately 22,500 square feet of office space pursuant to a lease expiring May 31, 1998. Itronix also operates a 17,900 square foot manufacturing facility located approximately 10 miles from its Spokane offices which is leased through July 31, 1999.

The Company's Aironet subsidiary also maintains manufacturing operations in Markham, Ontario, Canada, where it occupies approximately 9,600 square feet of office and manufacturing space pursuant to a lease expiring November 30, 1998.

In addition to these principal locations, the Company maintains 44 locations in the United States, Canada, Western Europe, Australia, Japan and Southeast Asia which are used principally for sales and customer service offices, as well as for executive and engineering offices for certain of its domestic and its international subsidiaries. These locations are generally leased for terms which range from one to three years. The Company believes that its existing and planned facilities will be adequate for its reasonably foreseeable level of operations.


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

Discovery (other than of experts) in the Consolidated Class Action has been completed. The defendants filed a Motion for Summary Judgment on May 19, 1995. The plaintiffs filed a brief in opposition to the Motion on June 9, 1995, and the defendants filed their reply brief on June 21, 1995. The Court has not yet ruled on the Motion, and the Consolidated Class Action is scheduled for trial commencing November 13, 1995. The defendants intend to continue vigorously defending this Consolidated Class Action. However, the ultimate outcome of this litigation cannot presently be determined, and accordingly, no provision for any liability that may result from adjudication has been made in the accompanying consolidated financial statements.

On September 21, 1993, a derivative Complaint was filed in the Court of Chancery of the State of Delaware, in and for Newcastle County, by an alleged stockholder of Telxon derivatively on behalf of Telxon. The named defendants are the Company; Robert F. Meyerson, Chairman of the Board and Chief Executive Officer; Dan R. Wipff, then President, Chief Operating Officer and Chief Financial Officer and director; Robert A. Goodman, Corporate Secretary and outside director; Norton W. Rose; outside director and Dr. Raj Reddy, outside director. The Complaint alleges breach of fiduciary duty to the Company and waste of the Company's assets in connection with certain transactions entered into by Telxon and compensation amounts paid by the Company. The Complaint seeks an accounting, injunction, rescission, attorneys' fees and costs. While the Company is nominally a defendant in this derivative action, no monetary relief is sought by the plaintiff from the Company; accordingly, no provisions for any loss nor any related insurance recovery therefor have been made in the accompanying consolidated financial statements. On November 12, 1993, Telxon and the individual director defendants filed a Motion to Dismiss. The plaintiff filed his brief in opposition to the Motion on May 2, 1994, and the defendants filed a responsive final brief. The Motion was argued before the Court on March 29, 1995, and the parties are awaiting the Court's ruling. Discovery in this action is still at a preliminary stage. The defendants intend to vigorously defend this action. While the ultimate outcome of this action cannot presently be determined, the Company does not anticipate that this matter will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

In the normal course of its operations, the Company is subject to performance under contracts, and has various legal actions pending. However, in management's opinion, any such outstanding matters have been reflected in the consolidated financial statements, are covered by insurance or, would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 1995.


ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information with respect to each executive officer of the Company. Executive officers of the Company are annually elected by the Board of Directors of the Company or are annually appointed by the Chief Executive Officer and ratified and approved by the Board of Directors.

Robert F. Meyerson, age 58, has been the Chief Executive Officer of the Company since October 1992 and Chairman of the Board of Directors since November 1981 and a director of the Company since November 1977. He was the Company's Chief Executive Officer from August 1978 to May 1985, and its President from August 1978 to November 1981. From January 1984 to September 1993, he was Chairman of the Board of Basicomputer Corporation (reseller and servicer of personal computers; "Basicomputer"), until it was acquired by The Future Now, Inc. in September 1993 and Chief Executive Officer of Accipiter Corporation (consulting firm) from 1985 through October 1992.

John H. Cribb, age 61, has been Vice Chairman of the Company's Board of Directors and Chairman, Telxon International since January 1995. From January 1993 to January 1995 he served the Company as President, International and, from January 1990 to January 1993, as Senior Vice President, International Operations. Mr. Cribb was a Vice President of the Company and Managing Director of Telxon Limited, the Company's United Kingdom subsidiary, from 1982 to 1990. He has been a director of the Company since January 1995.

William J. Murphy, age 61, has been President and Chief Operating Officer of the Company since January 1995. He was President, North America Division of the Company from January 1994 to January 1995 and Executive Vice President, North American Operations from January 1993 to January 1994. Mr. Murphy also served the Company as Area Vice President, East from November 1992 to January 1993, as a District Manager from September 1989 to November 1992 and as Area Vice President, North Eastern Region from May 1989 to August 1989. He has been a director of the Company since January 1995.

Frank E. Brick, age 46, has been President and Chief Operating Officer, Telxon International since February 1995. He joined the Company in October 1993 as Senior Executive Vice President, Global Sales and Marketing, in which capacity he continues to serve. For more than five years prior to joining the Company, Mr. Brick was Chief Executive Officer of Basicomputer.

Dan R. Wipff, age 52 has been the President and Chief Executive Officer of the Company's Telxon Products Division and the Company's Senior Executive Vice President, Manufacturing Operations since July 1994. He was President and Chief Operating Officer of the Company from October 1992, and the Company's Chief Financial Officer from December 1991, until July 1994. Mr. Wipff was Senior Executive Vice President and Chief Operating Officer of the Company from October 1989 to October 1992. He also served as the Company's Chief Financial Officer from October 1989 to July 1990 and from October 1990 to September 1991. Mr. Wipff served as a director of the Company from April 1974 until September 1979 and from September 1980 until January 1995.

Kenneth W. Haver, age 36, has been Senior Vice President, Finance and Administration, and Chief Financial Officer of the Company since March 1995 and its Treasurer since May 1994. He has also served the Company as Vice President, Financial Planning from September 1993 to March 1995. Mr. Haver joined the Company from Basicomputer, where he had served as a Vice President and Treasurer for more than five years.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

The Company's Common Stock has been publicly traded since July 21, 1983, in the over-the-counter market under the symbol TLXN. The following table sets forth, with respect to the past two fiscal years of the Company, the range of high and low closing prices as reported in the Nasdaq Stock Market's National Market and cash dividends paid. The Company has not paid other than nominal dividends. The Company intends to follow a policy of retaining earnings in order to finance the continued growth and development of its business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend on, among other factors, earnings, capital requirements and the operating and financial condition of the Company.

                                                      Fiscal Quarter
                                    ------------------------------------------------
Year Ended March 31                 First         Second        Third         Fourth        Year
- -------------------------------------------------------------------------------------------------
1995
    High . . . . . . . . . . . . .  $18.25        $16.25        $15.00        $15.50       $18.25
    Low  . . . . . . . . . . . . .   12.00         12.88         10.00         12.00        10.00
    Dividends paid . . . . . . . .      --            --            --           .01          .01

1994
    High . . . . . . . . . . . . .  $11.00        $12.75        $11.75        $16.63       $16.63
    Low  . . . . . . . . . . . . .    6.50          9.25          7.63         10.13         6.50
    Dividends paid . . . . . . . .      --            --            --           .01          .01


As of May 31, 1995, there were approximately 1,562 holders of record of the Company's Common Stock.

Historically, changes in the Company's actual or expected results of operations have resulted in significant changes in the market price of the Company's Common Stock. As a result, the market price of the Company's Common Stock has been volatile.

While the Company does, from time to time, communicate with securities analysts, any opinions, projections and forecasts contained in reports issued by securities analysts have been prepared by each analyst based on his own judgment and research and are not the responsibility of the Company. It should not be assumed that the Company agrees with any report issued by any analyst.

ITEM 6.  SELECTED FINANCIAL DATA

Set forth below are selected financial data for the five years ended March 31, 1995, which have been derived from the Company's audited financial statements for the periods indicated. The selected financial data should be read in conjunction with the financial statements for the three years ended March 31, 1995, 1994 and 1993 as Item 8 herein. For further details on 1995 results, also refer to Item 7.

Income Statement Data:                                                      Year Ended March 31,
                                                --------------------------------------------------------------------------
                                                  1995             1994             1993            1992            1991
                                                --------         --------         --------        --------        --------
                                                                   (in thousands, except per share data)

Revenues:
    Product                                     $323,916         $252,341         $197,116        $177,560        $152,656
    Customer service                              55,603           43,652           41,298          37,460          31,917
                                                --------         --------         --------        --------        --------
         Total revenues                          379,519          295,993          238,414         215,020         184,573

Costs and expenses:
    Cost of product revenues                     189,568          143,347          123,511          93,203          77,715
    Cost of customer service revenues             32,455           31,958           29,956          21,631          18,903
    Selling expenses                              68,279           59,894           46,393          42,564          35,823
    Product development and
     engineering expenses                         33,728           29,058           17,798          12,131          11,571
    General and administrative
     expenses                                     34,583           31,854           36,113          21,249          22,280
                                                --------         --------         --------        --------        --------

              Total costs and expenses           358,613          296,111          253,771         190,778         166,292
                                                --------         --------         --------        --------        --------

         Income (loss) from operations            20,906             (118)         (15,357)         24,242          18,281

    Interest income                                  658              653            1,947           2,998           4,149
    Interest expense                              (4,354)          (2,459)          (2,271)         (2,203)         (2,560)
                                                --------         --------         --------        --------        --------

         Income (loss) before income
          taxes, extraordinary items
          and cumulative effect of an
          accounting change                       17,210           (1,924)          (15,681)        25,037          19,870

    Provision (benefit) for income
     taxes                                         8,192              875           (4,056)          9,139           7,533
                                                --------         --------         --------        --------        --------

         Income (loss) before extra-
          ordinary items and cumulative
          effect of an accounting change           9,018           (2,799)         (11,625)         15,898          12,337

    Extraordinary items:
         Income tax effect of net operat-
          ing loss carryover utilized                 --               --               --           1,091             620
         Gain from early extinguishment
          of debt, net of taxes                       --               --               --              --           4,045
                                                --------         --------         --------        --------        --------
         Income (loss) before cumulative
          effect of an accounting change           9,018           (2,799)         (11,625)         16,989          17,002
    Cumulative effect of a change in
     accounting for income taxes                      --               --             (439)             --              --
                                                --------         --------         --------        --------        --------
              Net income (loss)                 $  9,018         $ (2,799)        $(12,064)       $ 16,989        $ 17,002
                                                ========         ========         ========        ========        ========

    Earnings per common and common
     equivalent share:
         Income (loss) before extra-
          ordinary items and cumulative
          effect of an accounting change        $   .57           $  (.18)         $  (.83)        $  1.13         $   .91
         Income tax effect of net oper-
          ating loss carryover utilized              --                --               --             .08             .05
         Gain from early extinguishment
          of debt, net of taxes                      --                --               --              --             .30
                                                -------           -------          -------         -------         -------
              Income (loss) per share
               before cumulative effect of
               an accounting change                 .57              (.18)            (.83)          1 .21            1.26
         Cumulative effect of a change in
          accounting for income taxes                --                --             (.03)             --              --
                                                -------           -------          -------         -------         -------
              Net Income (loss) per share       $   .57           $  (.18)         $  (.86)        $  1.21         $  1.26
                                                =======           =======          =======         =======         =======

    Average number of common and common
     equivalent shares outstanding               15,909            15,210           13,991          14,067          13,510

    Cash dividends                             $    .01           $   .01          $   .01        $    .01         $   .01

ITEM 6.             SELECTED FINANCIAL DATA (Continued)

Balance Sheet Data:

                                                                                 March 31,
                                                   -------------------------------------------------------------------
                                                     1995          1994            1993          1992           1991
                                                   --------      --------        --------      --------       --------
                                                                              (in thousands)
Total assets                                       $276,127      $259,968        $212,621      $199,162       $166,588
Notes payable, capital lease
  and other obligations due
  within one year                                    27,507        25,207             679           867            888
Total long-term debt and
  capital lease obligations                          32,209        27,534          24,930        25,556         26,009
Working capital                                     101,617        80,066          84,738       117,216        102,029
Stockholders' equity                                138,578       124,715         128,219       124,398        102,163

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY

The following table sets forth for the periods indicated (i) certain expense and income items expressed as a percentage of total revenues, and (ii) the percentage increase or decrease of such items as compared to the corresponding prior period.

                                                                                             Period to Period
                                              Percentage of Total Revenues                  Increase (Decrease)
                                          ------------------------------------           ------------------------
                                                                                            1995           1994
                                                  Year ended March 31,                    Compared       Compared
                                           1995           1994           1993             to 1994        to 1993
                                          ------         ------         ------           ---------      ---------
Product revenues                           85.3%          85.3%          82.7%             28.4%          28.0%
Customer service                           14.7           14.7           17.3              27.4            5.7
                                          -----          -----          -----
      Total revenues                      100.0          100.0          100.0              28.2           24.2

Cost of product revenues                   49.9           48.4           51.8              32.2           16.1
Cost of customer service
  revenues                                  8.6           10.8           12.5               1.6            6.7
Selling expenses                           18.0           20.2           19.5              14.0           29.1
Product development and
  engineering expenses                      8.9            9.8            7.5              16.1           63.3
General and administrative
  expenses                                  9.1           10.8           15.1               8.6          (11.8)
                                          -----          -----          -----
                                           94.5          100.0          106.4              21.1           16.7
                                          -----          -----          -----
      Income (loss) from
         operations                         5.5              --          (6.4)              N.M.         (99.2)

Interest income                              .1             .2             .8                .8          (66.5)
Interest expense                           (1.1)           (.8)          (1.0)             77.1            8.3
                                          -----          -----          -----
      Income (loss) before
         income taxes and
         cumulative effect of
         an accounting change               4.5            (.6)          (6.6)              N.M.         (87.7)
Provision (benefit) for
  income taxes                              2.1             .3           (1.7)              N.M.        (121.6)
                                          -----          -----          -----
      Income (loss) before
         cumulative effect of
         an accounting change               2.4            (.9)          (4.9)              N.M.         (75.9)

      Cumulative effect of a
         change in accounting
         for income taxes                    --             --            (.2)              N.M.        (100.0)
                                           ----          -----          -----
             Net income (loss)              2.4%           (.9)%         (5.1)%             N.M.         (76.8)%
                                           ====          =====          =====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


RESULTS OF OPERATIONS

Overview

Fiscal 1995 results represented a continuation of the revenue and earnings growth which began in the fourth quarter of fiscal 1994. In fiscal 1995, revenues increased 28% while costs and operating expenses decreased as a percentage of total revenues for the same period. For fiscal 1995, the Company reported net income of $9.0 million, or $.57 per share. This compares to a net loss of $2.8 million or $.18 per share for fiscal 1994. Inflation has not had a significant impact on consolidated results of operations.

The Company's continuing objective is to increase revenues and market penetration while reducing costs as a percentage of total revenues. Its goal is to deliver sustainable, profitable growth and increased stockholder value over the coming years.

Revenues

1995 vs. 1994

Consolidated total revenues for fiscal 1995 increased $83.5 million or 28% as compared to fiscal 1994. No customer accounted for 10% or more of total revenues in fiscal 1995.

Product revenues for fiscal 1995 increased $71.6 million or 28% as compared with fiscal 1994. Product revenues include the sale of Portable Tele-Transaction Computer units, pen-based and touch-screen workslates, hardware accessories, custom application software and software license fees and wireless data communication products. The increase in product revenues was due primarily to increased PTC unit volume. The average selling price per PTC unit remained essentially unchanged between years.

Customer service revenues increased $12.0 million or 27% for fiscal 1995 as compared to fiscal 1994. This growth was due primarily to the increase in the installed base of the Company's equipment.

Revenues from the Company's international operations (including Canada) were $108.1 million and $83.8 million in fiscal 1995 and 1994, respectively. This increase was primarily attributable to increased European subsidiaries' revenues resulting from increased unit volume. Changes in currency exchange rates and intercompany hedging activities did not have a material effect on the results of the Company's international operations.

Consolidated revenues for fiscal 1996 are expected to increase over fiscal 1995 levels.

1994 vs. 1993

Consolidated revenues for fiscal 1994 increased $57.6 million or 24% as compared to fiscal 1993. In both fiscal 1994 and 1993, Wal-Mart Stores, Inc. accounted for approximately 11% of total revenues.

Product revenues for fiscal 1994 increased $55.2 million or 28% as compared to fiscal 1993. The product revenue increase was due to a 16% increase in PTC unit volume and a 10% increase in average selling price per PTC unit. The acquisition of Itronix Corporation ("Itronix") in the fourth quarter of fiscal 1993 contributed to these increases. For fiscal 1994, Itronix product revenues increased $23.8 million as compared with the one month reported results in fiscal 1993.

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

Cost of Revenues

1995 vs. 1994

Cost of product revenues as a percentage of product revenues was 59% in fiscal 1995 as compared to 57% in fiscal 1994. This increase in the cost percentage was primarily due to pricing pressures on certain large accounts.

Cost of customer service revenues as a percentage of customer service revenues was 58% in fiscal 1995 as compared to 73% in fiscal 1994. This decrease in the cost percentage was primarily attributable to the fact that it was not necessary to increase customer service personnel and related resources proportionately with the increase in customer service revenues. These economies reflect the consolidation of the Company's U.S. service depots to one National Service Center located in Houston, Texas, which was completed in the fourth quarter of fiscal 1994.

For the year ended March 31, 1995, inventory allowance accounts increased to $10.9 million from $9.9 million at March 31, 1994. This increase was due to provisions for inventory obsolescence of $7.4 million offset by disposals of obsolete materials and other of $6.4 million. As a percentage of gross inventories, the inventory allowances increased to 13% at March 31, 1995 from 11% at March 31, 1994. The Company continues to anticipate provisions for obsolescence as revenue volumes generated from new product offerings replace revenue from older products.

1994 vs. 1993

Total costs and operating expenses, as a percentage of revenues, were lower in fiscal 1994 as compared to fiscal 1993 due primarily to unusual costs and other non-recurring charges recognized in the prior year.

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

Cost of customer service revenues as a percentage of customer service revenues was 73% in both fiscal 1994 and 1993. Fiscal 1993 included $1.9 million of charges relating to the consolidation of the customer service depots. Despite the absence of these charges in fiscal 1994, the cost of customer service revenues remained constant due to increased costs to repair more sophisticated products offered by the Company.

For the year ended March 31, 1994, inventory allowance accounts increased to $9.9 million from $7.5 million at March 31, 1993. This increase was due to provisions for inventory obsolescence of $6.7 million offset by disposals of obsolete materials and other of $4.3 million. However, as a percentage of gross inventories, the inventory allowances decreased to 11% at March 31, 1994 from 13% at March 31, 1993.

Operating Expenses

1995 vs. 1994

Selling expenses as a percentage of total revenues were 18% in fiscal 1995 as compared to 20% in fiscal 1994. Selling expenses increased $8.4 million in fiscal 1995 as compared to fiscal 1994. The decrease in selling expenses as a percentage of total revenues is primarily attributable to the leverage of fixed selling expenses over a greater revenue base.

Product development and engineering expenses were 9% and 10% of total revenues in fiscal 1995 and 1994, respectively. The increase of $4.7 million in fiscal 1995 as compared to 1994 was primarily attributable to research and development activities related to new product development. These activities included increased research and development costs associated with wireless data communications and spread spectrum technology, pen-based technology, mobile workforce products and other product improvements and new product introductions. During the fourth quarter of fiscal 1995, the Company recognized $2.0 million of development expense reimbursement funding relating to a large order from a major customer. The expense reimbursement was offset against the related development expenses incurred. This large order is expected to be delivered primarily in the second half of fiscal 1996.

General and administrative expenses as a percentage of total revenues were 9% and 11% for fiscal years 1995 and 1994, respectively. The increase of $2.7 million was primarily attributable to an increase in the corporate resources necessary to support the Company's revenue growth. At March 31, 1995, remaining amounts accrued in fiscal 1993 for restructuring charges relate to severance and aggregate $.3 million. All such amounts are expected to be paid in fiscal 1996. There were no material adjustments recorded in fiscal 1995 to amounts recorded in fiscal 1994 or fiscal 1993.

Selling, product development and engineering and administrative expenses are expected to decrease as a percentage of total revenues for fiscal 1996 as compared to fiscal 1995.

1994 vs. 1993

Selling expenses as a percentage of total revenues were 20% in both fiscal 1994 and 1993. Selling expenses increased $13.5 million in fiscal 1994 as compared to fiscal 1993. Fiscal 1993 selling expenses included certain non-recurring severance and relocation charges of $.8 million. The absence of these charges in fiscal 1994 was offset by additional expenses of $4.3 million related to the acquisitions made in the fourth quarter of fiscal 1993, variable selling expenses (primarily wages and commissions related to revenue growth) and expenses relating to the initial formation of VSG.

Product development and engineering expenses were 10% and 8% of total revenues in fiscal 1994 and 1993, respectively. The increase of $11.3 million in fiscal 1994 as compared to 1993 was primarily attributable to research and development activities related to new product development. These activities included increased research and development costs associated with wireless data communications and spread spectrum technology, pen-based technology, mobile workforce products and other product improvements and new product introductions.

General and administrative expenses as a percentage of total revenues were 11% and 15% for fiscal years 1994 and 1993, respectively. The decrease of $4.3 million was primarily attributable to the unusual and non-recurring charges in the prior year aggregating $9.1 million, including severance charges, increased provision for doubtful accounts and increased consulting and professional fees. At March 31, 1994, amounts accrued for such activity but yet unpaid related to severance and aggregated $1.5 million. There were no material adjustments recorded in fiscal 1994 to amounts recorded in fiscal 1993. The decrease in 1994 when compared to 1993 was partially offset by increases in expenses of $1.4 million resulting from acquisitions made in the fourth quarter of fiscal 1993 and additional corporate expenses aggregating $3.4 million required to support the Company's revenue growth.

Interest Expense

1995 vs. 1994

Net interest expense as a percentage of revenues was 1.0% and .6% in fiscal 1995 and 1994, respectively. The increase in fiscal 1995 as compared to fiscal 1994 reflected continued borrowing under the Company's credit facility caused by cash requirements in excess of internally generated funds, primarily to support the Company's investing activities.

1994 vs. 1993

Net interest expense as a percentage of revenues was .6% and .2% in fiscal 1994 and 1993, respectively. The increase in fiscal 1994 as compared to fiscal 1993 reflected the lower average cash and short-term investment balances primarily due to increased investing activities aggregating $26.9 million which caused cash requirements in excess of internally generated funds. These investing activities are discussed in greater detail below.

Income Taxes

1995 vs. 1994

The Company's consolidated effective tax rate was 48% in fiscal 1995 and 46% in fiscal 1994. The consolidated effective tax rate for fiscal 1995 reflects income before taxes increased by nondeductible goodwill amortization, the sum of which is multiplied by the United States statutory tax rate and increased by international tax rate differentials and changes in the deferred tax asset valuation allowance. These increases are partially offset by research and development credits and tax benefits related to export sales. There were no tax law changes during fiscal 1995 that had a significant effect on the calculation of the income tax liability. The consolidated effective tax rate for fiscal 1994 reflects the loss before taxes increased by nondeductible goodwill amortization, the sum of which is multiplied by the United States statutory rate and increased by international tax rate differentials, and partially offset by research and development credits and adjustments to the valuation allowance. On August 10, 1993, the President signed into law the Omnibus Budget Reconciliation Act of 1993 which contains certain provisions covering the calculation of corporate income tax liability. These income tax law changes did not have a significant effect on fiscal 1995 or 1994.

1994 vs. 1993

The Company's effective income tax rate was 46% in fiscal 1994 and (26%) in fiscal 1993. The consolidated effective tax rate for fiscal 1994 reflects the loss before taxes increased by nondeductible goodwill amortization, the sum of which is multiplied by the United States statutory tax rate and decreased by the research and development credits and changes in the deferred tax asset valuation allowance. The consolidated effective tax rate for fiscal 1993 reflects the benefit from the net operating loss carryback for the U.S. operations to prior years offset by the international tax rate differentials and non-deductible goodwill amortization.

In February 1992, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 required a change from the deferred method of accounting for income taxes of Accounting Principles Board Opinion 11 to the asset and liability method. Effective April 1, 1992, the Company adopted the provisions of SFAS No. 109 and reported, in the amount of $.4 million, the cumulative effect of the accounting change in the fiscal 1993 consolidated statement of income.

Liquidity

1995 vs. 1994

At March 31, 1995, the Company had cash and cash equivalents of $31.4 million, as compared with $24.8 million at March 31, 1994. The Company's current ratio (current assets divided by current liabilities) was 2.0:1 and 1.8:1 at March 31, 1995 and 1994, respectively. The primary components of this increase in working capital and current ratio were increases in cash and cash equivalents of $6.6 million and accounts and notes receivable of $21.0 million and decreases in accounts payable and accrued liabilities of $10.9 million. Days sales outstanding has increased to 75 days at March 31, 1995 from 57 days at March 31, 1994. This increase was primarily due to proportionately greater revenues during the last month of fiscal 1995 as compared to fiscal 1994.

These increases in working capital were partially offset by the decrease in inventories of $7.2 million, the increases in notes payable and current portion of long-term debt of $2.2 million and income taxes payable and other of $7.5 million. The decrease in inventories was due primarily to comparatively high factory output near year-end and the utilization of long-lead time material related to new product offerings.

The Company believes its existing resources, including available cash, short-term investments, internally generated funds and credit facility, will be sufficient to meet working capital requirements for the next twelve months.

1994 vs. 1993

At March 31, 1994, the Company had cash, cash equivalents and short-term investments of $24.8 million, as compared with $27.2 million at March 31, 1993. The Company's current ratio (current assets divided by liabilities) was 1.8:1 and 2.6:1 at March 31, 1994 and 1993, respectively. The primary components of this decrease in working capital and the current ratio were decreases in cash and short-term investments of $2.4 million and refundable income taxes of $3.0 million and increases in notes payable of $24.6 million and accounts payable of $26.7 million. The increase in accounts payable was a direct result of increased inventory purchases.

These decreases to working capital were offset by increases to inventories of $27.9 million and accounts and notes receivable of $24.2 million. The increase in inventories was primarily due to long lead-time procurement for pen-based product offerings, increased safety stock levels related to the move of the Company's manufacturing operations and the revenue growth experienced in the later part of the fiscal year. Although the Company increased its investment in accounts receivable, days sales outstanding decreased to 57 days at March 31, 1994 from 73 days at March 31, 1993. The Company believes this was a result of increased control over the granting of extended credit terms and increased management emphasis on cash collections and monitoring of past due accounts.

Cash Flows from Operations

1995 vs. 1994

Cash flows provided by (used in) operations were $15.8 million and $(2.4) million in fiscal 1995 and 1994, respectively. Fiscal 1995 cash flows were positively impacted by the $11.8 million change from the net loss incurred in fiscal 1994 to the net income recorded in fiscal 1995. Additionally, fiscal 1995 cash flows from operations were positively impacted by the following positive cash flow items: inventories of $35.0 million, accounts and notes receivable of $3.1 million, non-cash provisions for inventory obsolescence, doubtful accounts and depreciation and amortization of $2.7 million and income taxes payable and other of $9.8 million. These positive cash flow impacts were partially offset by negative cash flow impacts of the change in accounts payable and accrued liabilities of $41.6 million, refundable income taxes of $2.0 and other of $.6 million.

1994 vs. 1993

Cash flows (used in) provided by operations were $(2.4) million and $19.4 million in fiscal 1994 and 1993, respectively. Fiscal 1994 cash flows were positively impacted by the reduction in the net loss reported of $9.3 million and net increases in non-cash charges of $4.3 million. These positive impacts were offset by changes in assets and liabilities which has a net negative impact aggregating $35.4 million. All such changes are detailed on the consolidated statement of cash flows.

Investing Activities

1995 vs. 1994

Net cash used in investing activities decreased to $16.3 million in fiscal 1995 as compared to $25.9 million in fiscal 1994. This decrease of $9.6 million was primarily caused by a decrease in additions to property and equipment of $6.5 million and the decrease in payments for acquisitions of $3.0 million.

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

Financing Activities

1995 vs. 1994

Cash flows provided by financing activities decreased $18.7 million for fiscal 1995 as compared to fiscal 1994. The decrease was primarily due to the decrease of $18.5 million in the net proceeds related to the Company's credit facility described in Note 5 of the consolidated financial statements and a $2.3 million decrease due to reduction of long-term borrowings in fiscal 1995 versus proceeds from long-term borrowings in fiscal 1994. These decreases were partially offset by increased proceeds from the exercise of stock options and other of $2.1 million.

Effective March 31, 1995, the Company amended and restated its revolving credit, term loan and security agreement with two banks which expires on March 31, 1996. Refer to Note 5 - Short-Term Financing for further details. The agreement calls for a maximum credit limit of $50 million subject to availability on qualifying accounts receivable and inventory and bears interest at LIBOR plus 2.5% or the higher of the banks' prime rate plus 1% or the Federal Funds Rate plus 1.5%. At March 31, 1995, the Company had $25.4 million of short-term borrowings outstanding at a 9.5% rate of interest under the revolving credit facility of this agreement and was in compliance with all restrictive covenants contained in the agreement. During fiscal 1995, the Company had a weighted average of $20.3 million outstanding under this facility with a weighted average interest cost of 8.7%.

During fiscal 1995, the Company borrowed $5.5 million under the term-loan facility of this agreement. At March 31, 1995, the interest rate under this term-loan facility was 10.0%.

1994 vs. 1993

Cash flows from financing activities increased $27.2 million for fiscal 1994 as compared to fiscal 1993. This increase was primarily due to both short-term and long-term borrowings aggregating $26.4 million in fiscal 1994 versus short-term borrowing repayments of $1.3 million in fiscal 1993.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                              Pages
                                                                              -----
Financial Reports:

   Report of Management  . . . . . . . . . . . . . . . . . . . . . . . . .      29
   Report of Independent Accountants   . . . . . . . . . . . . . . . . . .      30

Consolidated Financial Statements:

   Consolidated Balance Sheet  . . . . . . . . . . . . . . . . . . . . . .      31
   Consolidated Statement of Income  . . . . . . . . . . . . . . . . . . .      32
   Consolidated Statement of Cash Flows  . . . . . . . . . . . . . . . . .      33
   Consolidated Statement of Changes in Stockholders' Equity   . . . . . .      34
   Notes to Consolidated Financial Statements  . . . . . . . . . . . . . .    35-54

Financial Statement Schedule:

      II  -   Valuation and Qualifying Accounts and Reserves   . . . . . .      61



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

The financial statements in this report have been audited by the independent accounting firm of Coopers & Lybrand L.L.P. Their audits were conducted in accordance with generally accepted auditing standards and included a study and evaluation of our internal control structure as they considered necessary to determine the extent of tests and audit procedures required for expressing an opinion on the Company's financial statements.

The Audit Committee of the Board of Directors, of which all outside directors are members, meets periodically with the independent auditors and management to review accounting, auditing, internal control and financial reporting matters. The external auditors have full and free access to the Audit Committee and its individual members at any time.



/s/ Robert F. Meyerson
- ---------------------------
Robert F. Meyerson
Chairman of the Board and
    Chief Executive Officer



/s/ William J. Murphy
- ---------------------------
William J. Murphy
President

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Telxon Corporation


We have audited the consolidated financial statements and the financial statement schedules of Telxon Corporation and Subsidiaries listed in the index on page 28 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telxon Corporation and Subsidiaries as of March 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 1992, the Company changed its method of accounting for income taxes.

As discussed in Note 15 to the consolidated financial statements, the Company is a defendant in a Consolidated Class Action.



/s/ COOPERS & LYBRAND L.L.P.

Akron, Ohio
June 19, 1995

Telxon Corporation
and Subsidiaries

Consolidated Balance Sheet

Dollars in Thousands (except per share amounts)

                                                                               March 31,
                                                                      --------------------------
                                                                        1995              1994
                                                                      --------          --------
ASSETS

Current assets:
    Cash (including cash equivalents of
      $21,872 and $8,478) . . . . . . . . . . . . . . . . . . . . .   $ 31,364          $ 24,041
   Short-term investments . . . . . . . . . . . . . . . . . . . . .         --               764
   Accounts receivable, net of allowance for
      doubtful accounts of $1,832 and $1,635  . . . . . . . . . . .     84,468            64,009
   Notes and other accounts receivable  . . . . . . . . . . . . . .      6,256             5,723
   Refundable income taxes  . . . . . . . . . . . . . . . . . . . .        935             1,848
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . .     72,078            79,267
   Prepaid expenses and other . . . . . . . . . . . . . . . . . . .     10,192            10,288
                                                                      --------          --------
            Total current assets  . . . . . . . . . . . . . . . . .    205,293           185,940
   Property and equipment, net  . . . . . . . . . . . . . . . . . .     45,887            41,561
   Intangible and other assets, net . . . . . . . . . . . . . . . .     24,947            32,467
                                                                      --------          --------

            Total . . . . . . . . . . . . . . . . . . . . . . . . .   $276,127          $259,968
                                                                      ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . .   $ 25,395          $ 24,329
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .     33,466            43,344
   Current portion of long-term debt  . . . . . . . . . . . . . . .      1,343               244
   Capital lease obligations due within one year  . . . . . . . . .        769               391
   Income taxes payable . . . . . . . . . . . . . . . . . . . . . .      8,315             2,162
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . .     34,388            35,404
                                                                      --------          --------
            Total current liabilities . . . . . . . . . . . . . . .    103,676           105,874
   Capital lease obligations  . . . . . . . . . . . . . . . . . . .      1,729               463
   Convertible subordinated debentures  . . . . . . . . . . . . . .     24,734            24,734
   Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .      5,246             1,837
   Other long-term liabilities  . . . . . . . . . . . . . . . . . .      2,164             2,345
                                                                      --------          --------
            Total liabilities . . . . . . . . . . . . . . . . . . .    137,549           135,253
   Stockholders' equity:
      Preferred Stock, $1.00 par value per share;
         500,000 shares authorized, none issued   . . . . . . . . .         --                --
      Common Stock, $.01 par value per share;
         50,000,000 shares authorized, 15,623,249
         and 15,346,329 shares outstanding  . . . . . . . . . . . .        156               153
      Additional paid-in capital  . . . . . . . . . . . . . . . . .     78,548            74,830
      Retained earnings . . . . . . . . . . . . . . . . . . . . . .     62,954            54,653
      Equity adjustment for foreign currency
         translation  . . . . . . . . . . . . . . . . . . . . . . .     (1,525)           (3,587)
      Unearned compensation relating to restricted
         stock awards   . . . . . . . . . . . . . . . . . . . . . .     (1,555)           (1,334)
                                                                      --------          --------
            Total stockholders' equity  . . . . . . . . . . . . . .    138,578           124,715
                                                                      --------          --------
      Commitments and contingencies (Note 15) . . . . . . . . . . .         --                --
                                                                      --------          --------

            Total . . . . . . . . . . . . . . . . . . . . . . . . .   $276,127          $259,968
                                                                      ========          ========

See accompanying notes to
consolidated financial statements

Telxon Corporation
and Subsidiaries


Consolidated Statement of Income


Dollars in thousands
(except per share amounts)

                                                                   Year ended March 31,
                                                      --------------------------------------------
                                                         1995             1994             1993
                                                      ----------       ----------       ----------
Revenues:
   Product  . . . . . . . . . . . . . . . . . . . .     $323,916         $252,341         $197,116
   Customer service . . . . . . . . . . . . . . . .       55,603           43,652           41,298
                                                        --------         --------         --------
           Total revenues . . . . . . . . . . . . .      379,519          295,993          238,414
                                                        --------         --------         --------

Cost of revenues:
   Product  . . . . . . . . . . . . . . . . . . . .      189,568          143,347          123,511
   Customer service . . . . . . . . . . . . . . . .       32,455           31,958           29,956
                                                        --------         --------         --------
           Total cost of revenues . . . . . . . . .      222,023          175,305          153,467
                                                        --------         --------         --------

   Gross profit . . . . . . . . . . . . . . . . . .      157,496          120,688           84,947

Operating expenses:
   Selling expenses . . . . . . . . . . . . . . . .       68,279           59,894           46,393
   Product development and engineering
       expenses   . . . . . . . . . . . . . . . . .       33,728           29,058           17,798
   General and administrative expenses  . . . . . .       34,583           31,854           36,113
                                                        --------         --------         --------
           Total operating expenses . . . . . . . .      136,590          120,806          100,304
                                                        --------         --------         --------

           Income (loss) from operations  . . . . .       20,906             (118)         (15,357)

Interest income . . . . . . . . . . . . . . . . . .          658              653            1,947
Interest expense  . . . . . . . . . . . . . . . . .       (4,354)          (2,459)          (2,271)
                                                        --------         --------         --------

           Income (loss) before income
              taxes and cumulative effect
              of an accounting change . . . . . . .       17,210           (1,924)         (15,681)

Provision (benefit) for income taxes  . . . . . . .        8,192              875           (4,056)
                                                        --------         --------         --------

           Income (loss) before cumulative
              effect of an accounting
              change  . . . . . . . . . . . . . . .        9,018           (2,799)         (11,625)

Cumulative effect of a change in
   accounting for income taxes  . . . . . . . . . .           --               --             (439)
                                                        --------         --------         --------

           Net income (loss)  . . . . . . . . . . .     $  9,018         $ (2,799)        $(12,064)
                                                        ========         ========         ========

Earnings per common and common
   equivalent share:
       Income (loss) before cumulative
           effect of an accounting change . . . . .        $ .57           $ (.18)          $ (.83)
       Cumulative effect of a change in
           accounting for income taxes  . . . . . .           --               --             (.03)
                                                           -----           ------           ------
              Net income (loss) per share . . . . .        $ .57           $ (.18)          $ (.86)
                                                           =====           ======           ======


Average number of common and common
   equivalent shares outstanding  . . . . . . . . .   15,909,000       15,210,000       13,991,000


See accompanying notes to
consolidated financial statements

Telxon Corporation
and Subsidiaries

Consolidated Statement of Cash Flows

Dollars in Thousands

                                                                    Year ended March 31,
                                                          --------------------------------------
                                                            1995           1994           1993
                                                          --------       --------       --------
Cash flows from operating activities:
   Net income (loss)  . . . . . . . . . . . . . . . . .   $  9,018       $ (2,799)      $(12,064)

   Adjustments to reconcile net income (loss)
      to net cash provided by (used in) oper-
      ating activities:
        Depreciation and amortization   . . . . . . . .     21,397         19,738         14,322
        Cumulative effect of an accounting
           change   . . . . . . . . . . . . . . . . . .         --             --            439
        Non-cash compensation related to
           restricted stock awards  . . . . . . . . . .        782            795            829
        Provision for doubtful accounts   . . . . . . .      1,158            817          2,745
        Provision for inventory obsolescence  . . . . .      7,407          6,674          9,700
        Deferred income taxes   . . . . . . . . . . . .       (577)          (313)        (4,879)
        Write-down of fixed assets  . . . . . . . . . .         --             --            527
        Loss on disposal of assets  . . . . . . . . . .        145            425            183
        Changes in assets and liabilities:
           Accounts and notes receivable  . . . . . . .    (21,290)       (24,400)         2,930
           Refundable income taxes  . . . . . . . . . .        913          2,955         (4,671)
           Inventories  . . . . . . . . . . . . . . . .       (178)       (35,190)          (952)
           Prepaid expenses and other   . . . . . . . .       (372)          (871)         3,674
           Intangibles and other assets   . . . . . . .      1,455          1,543         (4,173)
           Accounts payable and accrued
              liabilities   . . . . . . . . . . . . . .    (10,030)        31,534         10,840
           Income taxes payable   . . . . . . . . . . .      6,153           (359)           149
           Other long-term liabilities  . . . . . . . .       (181)        (2,994)          (239)
                                                          --------       --------       --------
                Total adjustments   . . . . . . . . . .      6,782            354         31,424
        Net cash provided by (used in)
           operating activities   . . . . . . . . . . .     15,800         (2,445)        19,360

Cash flows from investing activities:
        Proceeds from disposal of fixed
           assets   . . . . . . . . . . . . . . . . . .         --            750             --
        Additions to property and equipment   . . . . .    (15,224)       (21,702)       (16,443)
        Purchase of contract right and other  . . . . .         --             --         (6,637)
        Short-term investments  . . . . . . . . . . . .        764           (119)        24,268
        Payments for acquisitions, net of cash
           acquired   . . . . . . . . . . . . . . . . .       (970)        (3,964)       (10,378)
        Software investments  . . . . . . . . . . . . .       (869)          (318)          (175)
        Other   . . . . . . . . . . . . . . . . . . . .         --           (520)            --
                                                          --------       --------       --------
        Net cash used in investing
           activities   . . . . . . . . . . . . . . . .    (16,299)       (25,873)        (9,365)

Cash flows from financing activities:
        Notes payable, net  . . . . . . . . . . . . . .      5,822         24,330         (1,272)
        Principal payments on long-term
           financing agreement  . . . . . . . . . . . .       (247)         2,080             --
        Principal payments on capital leases  . . . . .       (642)          (787)          (940)
        Proceeds from exercise of stock
           options (includes tax benefit)   . . . . . .      2,155            125            752
        Payment of cash dividends   . . . . . . . . . .       (155)          (152)          (152)
                                                          --------       --------       --------
        Net cash provided by (used in)
           financing activities   . . . . . . . . . . .      6,933         25,596         (1,612)

        Effect of exchange rate changes on
           cash   . . . . . . . . . . . . . . . . . . .        889            248            758
                                                          --------       --------       --------

        Net increase (decrease) in cash and
           cash equivalents   . . . . . . . . . . . . .      7,323         (2,474)         9,141
        Cash and cash equivalents at beginning
           of year  . . . . . . . . . . . . . . . . . .     24,041         26,515         17,374
                                                          --------       --------       --------
        Cash and cash equivalents at end of
           year   . . . . . . . . . . . . . . . . . . .   $ 31,364       $ 24,041       $ 26,515
                                                          ========       ========       ========

See accompanying notes to
consolidated financial statements

Telxon Corporation
and Subsidiaries


Consolidated Statement of
Changes in Stockholders' Equity

Dollars in Thousands (except per share amounts)

                                                                                                 Equity
                                                                                               Adjustment
                                                              Additional                      for Foreign
                                                  Common       Paid-in         Retained        Currency           Unearned
                                                   Stock       Capital         Earnings       Translation       Compensation
                                                  ------      ----------       --------       -----------       ------------
Balance at March 31, 1992 . . . . . . . . .        $139        $53,451         $ 70,088         $   720            $    --

   Exercise of stock options  . . . . . . .           1          1,352               --              --                 --
   Dividends paid - $.01 per
      share . . . . . . . . . . . . . . . .          --             --             (152)             --                 --
   Income tax benefit from
      stock option transac-
      tions . . . . . . . . . . . . . . . .          --          1,446               --              --                 --
   Common stock retired
      (27,527 shares) . . . . . . . . . . .          --           (247)            (260)             --                 --
   Stock issued under re-
      stricted stock plan,
      net of amortization . . . . . . . . .           1          1,149               --              --               (800)
   Issuance of stock related
      to acquisitions . . . . . . . . . . .          11         16,219               --              --                 --
   Adjustment for foreign
      currency translation  . . . . . . . .          --             --               --          (2,835)                --
   Net loss for 1993  . . . . . . . . . . .          --             --          (12,064)             --                 --
                                                   ----        -------         --------         -------            -------
Balance at March 31, 1993 . . . . . . . . .         152         73,370           57,612          (2,115)              (800)

   Exercise of stock options  . . . . . . .          --            120               --              --                 --
   Dividends paid - $.01 per
      share . . . . . . . . . . . . . . . .          --             --             (152)             --                 --
   Income tax benefit from
      stock option transac-
      tions . . . . . . . . . . . . . . . .          --             23               --              --                 --
   Common stock retired
      (1,503 shares)  . . . . . . . . . . .          --             (9)              (8)             --                 --
   Stock issued under re-
      stricted stock plan, net
      of amortization . . . . . . . . . . .           1          1,326               --              --               (534)
   Adjustment for foreign
      currency translation  . . . . . . . .          --             --               --          (1,472)                --
   Net loss for 1994  . . . . . . . . . . .          --             --           (2,799)             --                 --
                                                   ----        -------         --------         -------            -------
Balance at March 31, 1994 . . . . . . . . .         153         74,830           54,653          (3,587)            (1,334)

   Exercise of stock options  . . . . . . .           2          2,341             (247)             --                 --
   Dividends paid - $.01 per
      share . . . . . . . . . . . . . . . .          --             --             (155)             --                 --
   Income tax benefit from
      stock option transac-
      tions . . . . . . . . . . . . . . . .          --            632               --              --                 --
   Common stock retired
      (72,399 shares) . . . . . . . . . . .          --           (258)            (315)             --                 --
   Stock issued under re-
      stricted stock plan, net
      of amortization . . . . . . . . . . .           1          1,003               --              --               (221)
   Adjustment for foreign
      currency translation  . . . . . . . .          --             --               --           2,062                 --
   Net income for 1995  . . . . . . . . . .          --             --            9,018              --                 --
                                                   ----        -------         --------         -------            -------
Balance at March 31, 1995 . . . . . . . . .        $156        $78,548         $ 62,954         $(1,525)           $(1,555)
                                                   ====        =======         ==-=====         =======            =======

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

Foreign Currency Translation

The financial statements of foreign operations are translated into U.S. dollars using the local currency as the functional currency in accordance with Statement of Financial Accounting Standards No. 52. Accordingly, all assets and liabilities are translated at current rates of exchange, and operating transactions are translated at weighted average rates during the year. The translation gains and losses are accumulated as a separate component of stockholders' equity until realized. There were no income taxes allocated to the translation adjustments and transfers to net income in 1995, 1994 and 1993. Net transaction gains or losses were not material in 1995, 1994 and 1993. For further detail by geographic areas, see Note 12 - Business Segment.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments which are both readily convertible to cash and have a maturity of three months or less when purchased to be cash equivalents. At March 31, 1994, the Company had restricted cash of $1,000 related to funds held in escrow related to an acquisition. Because the restriction lapsed within one year, these funds were classified as current assets at March 31, 1994.

Short-Term Investments

Short-term investments are stated at the lower of cost or market. The difference between the aggregate cost and fair value for such investments was not material as of March 31, 1994.

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

Software Costs, Intangibles and Other Assets

Software costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86 and are included in intangible and other assets in the accompanying consolidated balance sheets. Purchased computer software is capitalized and amortized for both financial and tax reporting purposes, using the straight-line method, over the expected useful life of the software, generally from three to seven years. Similarly, internally developed computer software is capitalized and amortized for financial reporting purposes using the straight-line method over three years; for tax purposes, however, these costs are expensed as incurred. Product development and engineering expenses are expensed as incurred for both financial and tax reporting purposes.

The excess of the purchase cost over the fair value of net assets acquired in an acquisition (goodwill) is included in intangible and other assets in the accompanying consolidated balance sheets. Goodwill is amortized on a straight-line basis over five to ten years. The Company periodically reviews goodwill to assess recoverability, and impairments, if any, would be recognized in results of operations if a permanent reduction in value were to occur.

Non-compete agreements, convertible debenture issue costs, and license agreements have also been included in intangible and other assets in the accompanying consolidated balance sheets. Non-compete and license agreements are amortized on a straight-line basis over the life of the related contract. Convertible debenture issue costs are amortized on a straight-line basis over the life of the debt, with accelerated amortization recorded on any debentures purchased. All other assets included in intangible and other assets are recorded at cost and are amortized on a straight-line basis over their expected useful lives.

Revenue Recognition

Revenues from hardware sales and software licenses are recognized at the time of shipment. In accordance with Statement of Position 91-1, "Software Revenue Recognition," revenues from custom application software sales are recognized using a percentage-of- completion method. Revenues from customer service are recognized ratably over the maintenance contract period or as the services are performed.

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)


Product Development and Engineering Expenses

Expenditures for the development and engineering of products are expensed as incurred.

Effective March 24, 1995, the Company entered into an agreement with a major customer to develop a new generation of product. Under the terms of this agreement, the Company will be reimbursed a total of $3 million for development
costs incurred related to the project.   As of March 31, 1995, the Company had
been reimbursed for $2 million of product development and engineering costs incurred during the fiscal year. The reimbursement has been recorded as a reduction to the Company's product development and engineering expenses.

Income Taxes

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Effective April 1, 1992, the Company adopted the provisions of SFAS No. 109 and has reported the $.4 million cumulative effect of that change in the method of accounting for income taxes in the fiscal 1993 consolidated statement of income. SFAS No. 109 required a change from the deferred method of accounting for income taxes of Accounting Principles Board Opinion No. 11 ("APB 11") to the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial reporting basis of existing assets and liabilities and their respective tax basis.

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

Earnings Per Share

Computations of earnings per common and common equivalent share of Common Stock are based on the weighted average number of common shares outstanding during the period (15,484,000 in 1995, 15,210,000 in 1994, and 13,991,000 in 1993),
increased by the net shares issuable on the assumed exercise of stock options using the treasury stock method (425,000 in 1995 and none in 1994 and 1993). All securities having an anti-dilutive effect on earnings per share have been excluded from such computations. Common Stock purchase rights outstanding under the Company's stockholder rights plan, which potentially have a dilutive effect, have been excluded from the weighted common shares computation as preconditions to the exercisability of such rights were not satisfied.

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)


Reclassifications

Certain items in the 1994 consolidated financial statements and notes thereto have been reclassified to conform to the 1995 presentation.

Contingent and Unusual Items

Contingent and unusual items are expensed as incurred when events giving rise to such items are probable and the amounts are estimable in accordance with the requirements of Statement of Financial Accounting Standards No. 5.

NOTE 2 -- INVENTORIES

Inventories at March 31 consisted of the following:

                                                             1995           1994
                                                            -------        -------
         Purchased components . . . . . . . . . . . . . .   $40,958        $44,378
         Work-in-process  . . . . . . . . . . . . . . . .    16,376         18,664
         Finished goods . . . . . . . . . . . . . . . . .    14,744         16,225
                                                            -------        -------
                                                            $72,078        $79,267
                                                            =======        =======

NOTE 3 -- PROPERTY AND EQUIPMENT

Property and equipment, at cost, at March 31 consisted of the following:

                                                              1995          1994
                                                            --------       -------
         Machinery and equipment  . . . . . . . . . . . .   $ 45,529       $39,426
         Tooling  . . . . . . . . . . . . . . . . . . . .     18,171        15,243
         Furniture and office equipment . . . . . . . . .     16,424        13,889
         Capital lease assets and other . . . . . . . . .      5,070         6,203
         Leasehold improvements . . . . . . . . . . . . .      5,072         6,032
         Buildings, improvements and leasehold
              interest  . . . . . . . . . . . . . . . . .     11,205         4,808
         Land   . . . . . . . . . . . . . . . . . . . . .      1,978         1,978
         Transportation equipment . . . . . . . . . . . .      2,622         2,434
                                                            --------       -------
                                                             106,071        90,013
         Less-accumulated depreciation and
              amortization  . . . . . . . . . . . . . . .     60,184        48,452
                                                            --------       -------
                                                            $ 45,887       $41,561
                                                            ========       =======


Depreciation expense for 1995, 1994 and 1993 amounted to $13,419, $11,238 and $8,848, respectively.

Net capital lease additions (retirements) were $2,001, ($1,492) and ($190) in 1995, 1994 and 1993, respectively. These additions or retirements are non-cash transactions and, accordingly, have been excluded from property and equipment additions in the accompanying consolidated statement of cash flows. Amortization of capital lease assets has been included in depreciation expense. Accumulated depreciation related to capital lease assets aggregated $741, $473 and $2,101 in 1995, 1994 and 1993, respectively.

Telxon Corporation
and Subsidiaries


Notes to Consolidated Financial Statements (Continued)



NOTE 4 -- INTANGIBLE AND OTHER ASSETS, NET


Intangible and other assets, net, consisted of the following at March 31:

                                                                              1995            1994
                                                                             -------         -------
         Capitalized software, net of amortization
            of $9,622 and $8,346 . . . . . . . . . . . . . . . . . . . . .   $ 3,926         $ 4,433
         Goodwill relating to acquisitions, net of
            amortization of $11,339 and $7,551 . . . . . . . . . . . . . .    15,656          19,354
         Non-compete agreements with former share-
            holders of acquisitions and others, net
            of amortization of $5,258 and $3,234 . . . . . . . . . . . . .     1,320           3,236
         Licenses, net of short-term portion of
            $700 and amortization of $1,750 and
            $1,050 . . . . . . . . . . . . . . . . . . . . . . . . . . . .       350           1,050
         Convertible subordinated debenture issue
            costs, net of amortization of $932 and
            $900 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       549             581
         Other, net of amortization of $5,821 and
              $5,595 . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,146           3,813
                                                                             -------         -------
                                                                             $24,947         $32,467
                                                                             =======         =======


Amortization expense for the years ended March 31, was as follows:

                                                                  1995          1994           1993
                                                                 ------        ------         ------
         Capitalized software . . . . . . . . . . . . . . . . .  $1,341        $1,399         $1,560
         Goodwill . . . . . . . . . . . . . . . . . . . . . . .   3,748         4,143          2,179
         Non-compete agreements . . . . . . . . . . . . . . . .   2,024         1,916          1,318
         Licenses . . . . . . . . . . . . . . . . . . . . . . .     700           700            350
         Convertible subordinated debenture
            issue costs . . . . . . . . . . . . . . . . . . . .      32            32             32
         Other  . . . . . . . . . . . . . . . . . . . . . . . .     133           310             35
                                                                 ------        ------         ------
                                                                 $7,978        $8,500         $5,474
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

Telxon Corporation
and Subsidiaries


Notes to Consolidated Financial Statements (Continued)


NOTE 5 -- SHORT-TERM FINANCING

Effective March 31, 1995, the Company amended and restated its revolving credit, term loan and security agreement with two banks. This agreement expires on March 31, 1996 and includes a provision for the extension of the agreement in one-year increments. The agreement provides the Company with a maximum credit facility of $50 million, subject to availability on qualifying accounts receivable and inventory, reduced by the $5.5 million term loan exercised by the Company, and bears interest at LIBOR plus 2.5% or the higher of the banks' prime lending rate plus 1% or Federal Funds Rate plus 1.5%. At March 31, 1995 the interest rate under the revolving credit provisions of this facility was 9.5%. The weighted average interest rate incurred under this agreement for the years ended March 31, 1995 and 1994 was 8.7% and 7.0%, respectively. The agreement calls for the Company to pay an unused line fee of 3/8% per annum on the difference between the Company's line of credit balance and the maximum revolving credit amount. The facility is collateralized by substantially all of the Company's domestic assets. The agreement also contains restrictive covenants, certain of which require the Company to maintain specified levels of net worth and working capital and to meet certain current ratios, debt to net worth ratios, and fixed charge coverages. At March 31, 1995, the Company had $25,395 of short-term borrowings outstanding under the revolving credit facility of this agreement and was in compliance with all restrictive covenants contained in the agreement. As of March 31, 1995 and 1994, the carrying amount for the short-term borrowing recorded in the financial statements approximates fair value.

NOTE 6 -- ACCRUED LIABILITIES

Accrued liabilities at March 31 consisted of the following:

                                                                         1995             1994
                                                                        -------          -------
         Current liability to former shareholders of
            acquired companies  . . . . . . . . . . . . . . . . . . .   $   563          $ 1,533
         Accrued payroll and other employee compensation  . . . . . .    10,130           10,610
         Accrued commissions  . . . . . . . . . . . . . . . . . . . .     2,355            2,362
         Accrued taxes other than payroll and income taxes  . . . . .     2,570            1,715
         Deferred customer service revenues . . . . . . . . . . . . .    11,924            9,240
         Accrued royalties  . . . . . . . . . . . . . . . . . . . . .     2,280            3,737
         Other accrued liabilities  . . . . . . . . . . . . . . . . .     4,566            6,207
                                                                        -------          -------
                                                                        $34,388          $35,404
                                                                        =======          =======

NOTE 7 -- INCOME TAXES

Components of income (loss) before taxes, extraordinary items and cumulative effect of an accounting change follows:

                                                         1995            1994             1993
                                                        -------         -------         --------
         Domestic operations  . . . . . . . . . . . .   $ 7,384         $(6,325)        $(24,330)
         International operations . . . . . . . . . .     9,826           4,401            8,649
                                                        -------         -------         --------
                                                        $17,210         $(1,924)        $(15,681)
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

Components of the provision (benefit) for income taxes by taxing jurisdiction follow:

    Currently payable (refundable):                    1995            1994              1993
                                                      ------          -------          -------
       U.S. . . . . . . . . . . . . . . . . . . . .   $3,429          $(1,748)         $(3,587)
       State and local  . . . . . . . . . . . . . .      120               70              (11)
       International  . . . . . . . . . . . . . . .    3,400            1,801            2,653
                                                      ------          -------          -------
                                                       6,949              123             (945)
                                                      ------          -------          -------
      Deferred:
       U.S. . . . . . . . . . . . . . . . . . . . .    1,156             (382)          (4,221)
       State and local  . . . . . . . . . . . . . .       87             (121)             (13)
       International  . . . . . . . . . . . . . . .       --              203             (206)
                                                      ------          -------          -------
                                                       1,243             (300)          (4,440)
                                                      ------          -------          -------
    Charge equivalent to tax effect of
       operating loss carryovers utilized . . . . .       --            1,052            1,329
                                                      ------          -------          -------
    U.S. and international taxes (benefit) on
       income before extraordinary credit   . . . .   $8,192          $   875          $(4,056)
                                                      ======          =======          =======


The reconciliation between the reported total income tax expense (benefit) and the amount computed by multiplying income (loss) before income taxes and cumulative effect of an accounting change by the U.S. federal statutory tax rate is as follows:

                                                       1995             1994             1993
                                                       ----             -----            -----
    U.S. federal statutory tax rate   . . . . . . .    34.0%            (34.0)%          (34.0)%
    International tax rate differential
       including adjustments for intercompany
       eliminations . . . . . . . . . . . . . . . .     2.4             48.4               5.3
    Research and development credits    . . . . . .    (2.5)           (22.6)             (0.2)
    Tax benefits related to export sales    . . . .    (2.7)              --                --
    Goodwill  . . . . . . . . . . . . . . . . . . .     8.3             80.1               3.5
    Change in deferred tax asset valuation
       allowance  . . . . . . . . . . . . . . . . .     0.4            (16.2)               --
    Other   . . . . . . . . . . . . . . . . . . . .     7.7            (10.2)             (0.5)
                                                      -----            -----             -----
       Consolidated effective income tax rate   . .   47.6%            45.5%             (25.9)%
                                                      =====            =====             =====

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)


Deferred taxes related to temporary differences between the financial reporting basis of assets and liabilities and their respective tax basis follows:

                                                   1995             1994              1993
                                                  ------            -----            -------
         Inventory obsolescence . . . . . . . .   $  326            $(919)           $(1,164)
         Depreciation . . . . . . . . . . . . .      382             (137)                55
         Bad debt reserve . . . . . . . . . . .       (9)             412               (500)
         Computer software costs  . . . . . . .      (47)             (91)              (102)
         Restricted stock compensation  . . . .     (272)            (214)               313
         Restructuring reserves . . . . . . . .      142              495               (600)
         Severance  . . . . . . . . . . . . . .      763              325             (1,461)
         Other items  . . . . . . . . . . . . .      (42)            (171)              (981)
                                                  ------            -----            -------
                                                  $1,243            $(300)           $(4,440)
                                                  ======            =====            =======


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31 are presented below:

                                                                       1995           1994
                                                                      -------        -------
Deferred tax assets:
     Allowance for doubtful accounts  . . . . . . . . . . . . . . .   $   638        $   864
     Inventory obsolescence . . . . . . . . . . . . . . . . . . . .     3,073          3,400
     Uniform capitalization costs . . . . . . . . . . . . . . . . .       718            878
     Restructuring reserves . . . . . . . . . . . . . . . . . . . .        99            241
     Severance and vacation pay accruals  . . . . . . . . . . . . .       716          1,396
     State and local income taxes, net of federal
        benefit . . . . . . . . . . . . . . . . . . . . . . . . . .       939            863
     Net operating loss and research and development
        credit carryovers . . . . . . . . . . . . . . . . . . . . .     2,763          1,561
     State and local tax carryovers, net of federal
        benefit . . . . . . . . . . . . . . . . . . . . . . . . . .       304            707
     Undistributed losses of affiliated companies . . . . . . . . .       183            490
     Contribution and capital loss carryovers . . . . . . . . . . .       232            232
     Deferred revenues  . . . . . . . . . . . . . . . . . . . . . .       218            255
     Restricted stock compensation  . . . . . . . . . . . . . . . .       172             --
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,317          1,267
                                                                      -------        -------
        Total gross deferred tax assets . . . . . . . . . . . . . .    11,372         12,154
        Less valuation allowance  . . . . . . . . . . . . . . . . .    (3,950)        (4,336)
                                                                      -------        -------
        Total deferred tax assets . . . . . . . . . . . . . . . . .     7,422          7,818
                                                                      -------        -------

Deferred tax liabilities:
     Prepaid healthcare costs   . . . . . . . . . . . . . . . . . .      (100)          (344)
     Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .    (1,654)        (1,273)
     Restricted stock compensation  . . . . . . . . . . . . . . . .        --            (99)
     State and local income taxes, net of federal
        benefit . . . . . . . . . . . . . . . . . . . . . . . . . .      (265)          (206)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (245)          (160)
                                                                      -------        -------
        Total gross deferred tax liabilities  . . . . . . . . . . .    (2,264)        (2,082)
                                                                      -------        -------

        Net deferred tax asset  . . . . . . . . . . . . . . . . . .   $ 5,158        $ 5,736
                                                                      =======        =======

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)



The net change in the total valuation allowance for the year ended March 31, 1995 and 1994 was a decrease of $386 and an increase of $1,173, respectively. The net deferred tax asset is deemed realizable and is classified in the prepaid expenses and other ($4,641) and intangible and other assets, net ($517) captions on the consolidated balance sheet.

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of March 31 will be allocated as follows:

                                                               1995          1994
                                                              ------        ------
Income tax benefit that would be reported in the
     consolidated statement of income . . . . . . . . . . .   $2,206        $2,240
Income tax benefit that would reduce goodwill and
     other noncurrent intangible assets . . . . . . . . . .    1,744         2,096
                                                              ------        ------
          Total                                               $3,950        $4,336
                                                              ======        ======


No provision for U.S. income taxes on $22,904 of undistributed earnings of international subsidiaries at March 31, 1995 has been made because these earnings are indefinitely reinvested in the subsidiaries. Determination of the amount of the unrecognized deferred tax liability for temporary differences related to investment in foreign subsidiaries is not practicable.

Income taxes paid in 1995, 1994 and 1993 were $1,804, $2,282 and $4,483, respectively. Income tax refunds received in fiscal 1995 and 1994 aggregated $884 and $5,486, respectively. No income tax refunds were received in fiscal 1993.

As of March 31, 1995, the Company had foreign operating loss carryovers and foreign research and development credit carryovers for both tax and financial reporting purposes of $1,372 and $672, respectively. Certain of these foreign carryovers aggregating $185 for both tax and financial reporting purposes have indefinite carryover periods. The remaining foreign carryovers expire at various dates through 2002. As a result of acquisitions in prior years, the Company has domestic operating loss carryovers and domestic research and development credit carryovers for tax and financial reporting purposes in the amounts of $2,061 and $188, respectively. These domestic carryovers expire at various dates through fiscal 2008. As of March 31, 1995, the Company has domestic research and development credit carryovers of $592 and domestic alternative minimum tax credit carryovers of $609. The domestic research and development credit carryovers expire at various dates though fiscal 2010. The domestic alternative minimum tax credit carryforward period is indefinite. There can be no assurance that foreign and domestic tax carryovers will be utilized.

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)



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

The following is a summary of the activity in the Company's stock option plans during fiscal 1993, 1994 and 1995:

                                                              Stock Options
                                                      -----------------------------
                                                                      Average Price
                                                       Shares           Per Share
                                                      ---------       -------------
March 31, 1992  . . . . . . . . . . . . . . . . . .   1,273,228          $14.14
     Granted  . . . . . . . . . . . . . . . . . . .     558,500           12.13
     Exercised  . . . . . . . . . . . . . . . . . .    (137,404)           9.00
     Returned to pool due to employee
        terminations  . . . . . . . . . . . . . . .    (249,168)          15.04
                                                      ---------
March 31, 1993  . . . . . . . . . . . . . . . . . .   1,445,156           13.69
     Granted  . . . . . . . . . . . . . . . . . . .     803,011           10.68
     Exercised  . . . . . . . . . . . . . . . . . .     (18,003)           6.63
     Returned to pool due to employee
        terminations and one-for-two program  . . .    (477,464)          20.11
                                                      ---------
March 31, 1994  . . . . . . . . . . . . . . . . . .   1,752,700           10.64
     Granted  . . . . . . . . . . . . . . . . . . .     971,500           14.73
     Exercised  . . . . . . . . . . . . . . . . . .    (325,245)           8.60
     Returned to pool due to employee
        terminations  . . . . . . . . . . . . . . .    (112,734)          10.84
                                                      ---------
March 31, 1995  . . . . . . . . . . . . . . . . . .   2,286,221          $12.66
                                                      =========


At March 31, 1995, there were 35,367 options outstanding and exercisable under the 1988 Plan at $8.50 to $10.50 per share. At March 31, 1995, there were 2,250,854 options exercisable under the 1990 Plan at $8.75 to $23.00 per share.

Options available to be granted under the 1990 Plan at March 31, 1995, were 512,643. No further options can be granted under the 1983 Plan or the 1988 Plan.

The Company also has in effect a stock option plan for non-employee directors (the "Director Plan"). During the fiscal year ended March 31, 1995, 50,000 options were granted at an average price per share of $14.475. At March 31, 1995, there were 241,665 options outstanding under the Director Plan at $9.125 to $23.00 per share. At March 31, 1995, there were no options available to be granted under the Director Plan.

Telxon Corporation
and Subsidiaries



Notes to Consolidated Financial Statements (Continued)




At March 31, 1995, there were 12,000 options outstanding and exercisable at $14.63 per share which were not granted under the Company's stock option plans. During fiscal 1995, no options were exercised.

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

In connection with its acquisition of Itronix Corporation ("Itronix") further described in Note 14, the Company issued an aggregate of 47,980 shares of restricted Company stock to three Itronix officers, vesting over a three year period. Such shares were not granted under the Restricted Stock Plan as described below. At March 31, 1995, 15,993 shares had vested, 17,593 shares were forfeited due to terminations and 14,394 shares were outstanding but remain subject to forfeiture.

During fiscal 1993, the Company adopted a Restricted Stock Plan (the "Restricted Stock Plan"), under which 250,000 shares may be issued. A committee of the Board of Directors determines the time periods during which and the criteria upon which the Restricted Stock is subject to forfeiture. During fiscal 1995, 100,000 shares, which vest over a three-year period, were granted under the Restricted Stock Plan. At March 31, 1995, 82,500 shares granted under the Restricted Stock Plan prior to fiscal 1995 had vested, 167,500 shares granted thereunder (including 100,000 granted in fiscal 1995) were outstanding subject to forfeiture, 20,000 shares were forfeited during fiscal 1995 and at March 31, 1995, there were no shares available to be granted under the Restricted Stock Plan.

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

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)


Future minimum lease payments for years ending March 31, are as follows:

                                                      Capital          Operating
                                                      Leases            Leases
                                                      -------          ---------
1996  . . . . . . . . . . . . . . . . . . . . . . .   $  979            $ 7,256
1997  . . . . . . . . . . . . . . . . . . . . . . .      739              6,659
1998  . . . . . . . . . . . . . . . . . . . . . . .      590              5,005
1999  . . . . . . . . . . . . . . . . . . . . . . .      519              3,703
2000  . . . . . . . . . . . . . . . . . . . . . . .      175              3,088
2001 and thereafter . . . . . . . . . . . . . . . .       --              3,324
                                                      ------            -------
                                                       3,002            $29,035
                                                                        =======
Amount representing interest  . . . . . . . . . . .     (504)
                                                      ------
Present value of net minimum lease payments . . . .    2,498
Current portion   . . . . . . . . . . . . . . . . .     (769)
                                                      ------
Long-term portion . . . . . . . . . . . . . . . . .   $1,729
                                                      ======


The Company has an option to purchase the 100,000-square-foot facility currently occupied by its corporate and engineering offices. The purchase option is exercisable for a price equal to the fair market value of the premises as determined by an independent appraisal prior to September 1, 2001.

Rent expense for 1995, 1994 and 1993 amounted to $11,212, $7,962 and $7,291, respectively.

NOTE 10 -- LONG-TERM DEBT

Long-term debt at March 31, 1995 and 1994 consisted of $24,734 of 7-1/2% Convertible Subordinated Debentures issued June 1, 1987, due in the year 2012. The current conversion price of $26.75 is subject to adjustment in certain events. Interest is payable on June 1 and December 1 in each year, and commenced December 1, 1987. The Debentures are redeemable at any time at the option of the Company, in whole or in part, at 102.25% of the principal amount redeemed, declining annually to par on and after June 1, 1997. The sinking fund requires mandatory annual payments of 5% of the original $46,000 principal amount commencing June 1, 1997, calculated to retire 75% of the issue prior to maturity. During fiscal 1991, the Company purchased and retired Debentures with a principal face amount aggregating $21,266 which will be applied to the earliest of the Company's sinking fund payment obligations. As of March 31, 1995 and 1994, the fair value of these debentures was $21,148 and $22,384, respectively based on quoted market prices.

During fiscal year 1995, the Company borrowed $5.5 million under the term loan component of the revolving credit, term loan and security agreement described in Note 5. This five-year term loan bears interest at LIBOR plus 2.5% or the higher of the prime rate plus 1% or the Federal Funds Rate plus 1.5%. At March 31, 1995, the interest rate under the term loan provisions of this facility was 10.0%. The maturities of this note for the next five years after March 31, 1995 are $1,088, $1,088, $1,088, $1,088 and $404, respectively.

Telxon Corporation
and Subsidiaries


Notes to Consolidated Financial Statements (Continued)



Principal amounts due under the term loan are funded as revolving credit advances. The borrowing and subsequent funding of $682 in principal due for the year ended March 31, 1995 have been treated as non-cash transactions and, accordingly, have been excluded from the fiscal year 1995 Statement of Cash Flows. As of March 31, 1995, the carrying amount of this term loan recorded in the financial statements approximates fair value.

Effective March 25, 1994, the Company entered into a seven-year financing agreement to borrow $2,100. This agreement is collateralized by certain transportation equipment owned by the Company and bears interest at the Federal Reserve Commercial Paper Rate plus 3.15%. At March 31, 1995, the actual rate was 6.88%. The maturities of this note for the next five years after March 31, 1995 are $255, $274, $293, $314, and $697 thereafter, respectively.

In addition, the Company has a $500 subordinated promissory note assumed in connection with the acquisition of Itronix, which is due June 30, 1996 and on which interest is due at the rate of prime plus one-half percent. This note has been classified in the other long-term liabilities caption of the consolidated balance sheet.

Total interest paid by the Company in 1995, 1994 and 1993 was $4,392, $2,498, and $2,291, respectively.

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

The exercise of non-qualified stock options results in state and federal income tax benefits to the Company equal to the difference between the market price at the date of exercise and the option price. During 1995, 1994 and 1993, $632, $23 and $1,446, respectively, was credited to additional paid-in capital as a result of such option exercises.

Telxon Corporation
and Subsidiaries


Notes to Consolidated Financial Statements (Continued)



NOTE 12 -- BUSINESS SEGMENT

The Company designs, develops, manufactures, markets and services portable interactive microcomputer systems. The Company's business is a single segment. The Company does not believe that it is dependent upon any one customer or group of customers. No customer accounted for 10% or more of total revenues in fiscal 1995. In both fiscal 1994 and 1993, Wal-Mart Stores, Inc., accounted for approximately 11% of total revenues.

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

The Company has operations in the United States, Europe, Canada, Australia and Asia. Information for 1995, 1994 and 1993 follows below.

Of the U.S. revenues from unaffiliated customers in 1995, 1994 and 1993, $16,293, $14,704, and $10,265 were exports to Europe, Canada, South America, Asia, Africa and the Middle East.

Transfers between geographic areas were at cost plus a negotiated mark-up.

Assets of geographic areas are identified with the operations of each area. Corporate assets consist of property and equipment.

                                                   United                                 Adjustment &
    1995                                           States        Europe       Other        Elimination          Consolidated
    ----                                           ------        -------      -----        -----------          ------------
Revenues from unaffiliated
 customers  . . . . . . . . . . . . . . . .      $285,603      $62,679      $31,237        $     --                $379,519
Transfers between geo-
 graphic areas  . . . . . . . . . . . . . .        36,254          443       28,973         (65,670)                     --
                                                 --------      -------      -------        --------                --------
         Total revenues . . . . . . . . . .      $321,857      $63,122      $60,210        $(65,670)               $379,519
                                                 ========      =======      =======        ========                ========

Operating income  . . . . . . . . . . . . .      $ 40,676      $ 3,434      $ 6,658        $   (232)               $ 50,536
                                                 ========      =======      =======        ========
Interest expense, net . . . . . . . . . . .                                                                          (3,696)
Foreign currency transac-
 tion gain, net   . . . . . . . . . . . . .            --          145          299               --                    444
                                                  -------       ------       ------          -------
Corporate expenses, net . . . . . . . . . .                                                                         (30,074)
                                                                                                                   --------
Income before income
 taxes      . . . . . . . . . . . . . . . .                                                                        $ 17,210
                                                                                                                   ========
Identifiable assets at
         March 31, 1995 . . . . . . . . . .      $193,077      $40,943      $30,575         $     --               $264,595
                                                 ========      =======      =======         ========

Corporate assets  . . . . . . . . . . . . .                                                                          11,532
                                                                                                                   --------
Total assets at
         March 31, 1995 . . . . . . . . . .                                                                        $276,127
                                                                                                                   ========

Telxon Corporation
and Subsidiaries


Notes to Consolidated Financial Statements (Continued)


                                                   United                                  Adjustment &
    1994                                           States      Europe        Other         Elimination           Consolidated
    ----                                           ------      -------       -----         -----------           ------------
Revenues from unaffiliated
 customers  . . . . . . . . . . . . . . . .      $226,885      $44,561      $24,547        $      --              $ 295,993
Transfers between geo-
 graphic areas  . . . . . . . . . . . . . .        28,737          607       16,236          (45,580)                    --
                                                 --------      -------      -------        ---------              ---------
         Total revenues . . . . . . . . . .      $255,622      $45,168      $40,783        $ (45,580)             $ 295,993
                                                 ========      =======      =======        =========              =========

Operating income  . . . . . . . . . . . . .      $ 20,462      $ 1,685      $ 3,247        $    (572)             $  24,822
                                                 ========      =======      =======        =========
Interest expense, net . . . . . . . . . . .                                                                          (1,806)
Foreign currency transac-
 tion gain, net   . . . . . . . . . . . . .            --          100          154               --                    254
                                                  -------       ------       ------        ---------
Corporate expenses, net . . . . . . . . . .                                                                         (25,194)
                                                                                                                  ---------
Loss before income taxes  . . . . . . . . .                                                                       $  (1,924)
                                                                                                                  =========
Identifiable assets at
         March 31, 1994 . . . . . . . . . .      $186,801      $31,277      $31,292        $      --               $249,370
                                                 ========      =======      =======        =========

Corporate assets  . . . . . . . . . . . . .                                                                          10,598
                                                                                                                   --------
Total assets at
         March 31, 1994 . . . . . . . . . .                                                                        $259,968
                                                                                                                   ========


                                                   United                                  Adjustment &
    1993                                           States      Europe        Other         Elimination          Consolidated
    ----                                           ------      -------       -----         -----------          ------------
Revenues from unaffiliated
 customers        . . . . . . . . . . . . .      $175,022      $43,575      $19,817         $     --              $238,414
Transfers between geo-
 graphic areas      . . . . . . . . . . .          20,338          436       12,385          (33,159)                   --
                                                 --------      -------      -------         --------              --------
          Total revenues  . . . . . . . .        $195,360      $44,011      $32,202         $(33,159)             $238,414
                                                 ========      =======      =======         ========              ========

Operating income  . . . . . . . . . . . . .      $  1,684      $ 4,722      $ 4,263         $ (1,569)             $  9,100
                                                 ========      =======      =======         ========
Interest expense, net . . . . . . . . . . .                                                                           (324)
Foreign currency transac-
 tion gain (loss), net  . . . . . . . . . .            --          844         (255)              --                   589
                                                 --------      -------      -------         --------
Corporate expenses, net . . . . . . . . . .                                                                        (25,046)
                                                                                                                  --------
Loss before income taxes
 and cumulative effect of
 an accounting change . . . . . . . . . . .                                                                       $(15,681)
                                                                                                                  ========
Identifiable assets at
         March 31, 1993 . . . . . . . . . .      $146,081      $28,724      $28,861         $     --              $203,666
                                                 ========      =======      =======         ========
Corporate assets  . . . . . . . . . . . . .                                                                          8,955
                                                                                                                  --------

Total assets at
         March 31, 1993 . . . . . . . . . .                                                                       $212,621
                                                                                                                  ========

Telxon Corporation
and Subsidiaries


Notes to Consolidated Financial Statements (Continued)




NOTE 13 -- INTERNATIONAL OPERATIONS

The consolidated financial statements include the following with respect to the net income and net assets of the Company's international subsidiaries and branches during the three years ended March 31:

                                                                               1995               1994              1993
                                                                              -------            -------           -------
         Net income   . . . . . . . . . . . . . . . . . . . . . . . . .       $ 6,712            $ 2,694           $ 5,942
         Net assets   . . . . . . . . . . . . . . . . . . . . . . . . .       $49,913            $46,470           $46,631

NOTE 14 -- ACQUISITIONS AND DIVESTITURES

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

Telxon Corporation
and Subsidiaries


Notes to Consolidated Financial Statements (Continued)


Effective March 1, 1993, the Company acquired, for $3.0 million in cash plus a deferred payment provision of $.8 million, all of the common stock of Itronix, a Washington corporation which designs and manufactures hand-held computers, systems components and software for the mobile workforce and field service markets. The cash purchase price was paid subsequent to March 31, 1993, and accordingly, was classified as a current liability as of that date. The acquisition was accounted for as a purchase, and the resulting goodwill of $2.5 million, net of goodwill adjustments of $1.1 million, is being amortized on a straight-line basis, over a 10 year period.

The following unaudited proforma combined results of operations for the year ended March 31, 1993 assume the acquisitions of Telesystems, Teletransaction and Itronix had occurred April 1, 1991. The combined results below, which are based on various assumptions, are not necessarily indicative of what would have occurred had the acquisitions been consummated as of April 1, 1991.

                                                                                                   (Unaudited)
                                                                                               For the year ended
                                                                                               ------------------
                                                                                                 March 31, 1993
                                                                                               ------------------
Total revenues                                                                                      $249,424
Income (loss) before cumulative
         effect of an accounting
         change                                                                                      (17,148)
Net income (loss)                                                                                    (17,587)
Net income (loss) per share                                                                         $  (1.15)


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

Telxon Corporation
and Subsidiaries


Notes to Consolidated Financial Statements (Continued)


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

Discovery (other than of experts) in the Consolidated Class Action has been completed. The defendants filed a Motion for Summary Judgment on May 19, 1995. The plaintiffs filed a brief in opposition to the Motion on June 9, 1995, and the defendants filed their reply brief on June 21, 1995. The Court has not yet ruled on the Motion, and the Consolidated Class Action is scheduled for trial commencing November 13, 1995. The defendants intend to continue vigorously defending this Consolidated Class Action. However, the ultimate outcome of this litigation cannot presently be determined, and accordingly, no provision for any liability that may result from adjudication has been made in the accompanying consolidated financial statements.

On September 21, 1993, a derivative Complaint was filed in the Court of Chancery of the State of Delaware, in and for Newcastle County, by an alleged stockholder of Telxon derivatively on behalf of Telxon. The named defendants are the Company; Robert F. Meyerson, Chairman of the Board and Chief Executive Officer; Dan R. Wipff, then President, Chief Operating Officer and Chief Financial Officer and director; Robert A. Goodman, Corporate Secretary and outside director; Norton W. Rose; outside director and Dr. Raj Reddy, outside director. The Complaint alleges breach of fiduciary duty to the Company and waste of the Company's assets in connection with certain transactions entered into by Telxon and compensation amounts paid by the Company. The Complaint seeks an accounting, injunction, rescission, attorneys' fees and costs. While the Company is nominally a defendant in this derivative action, no monetary

Telxon Corporation
and Subsidiaries


Notes to Consolidated Financial Statements (Continued)


relief is sought by the plaintiff from the Company; accordingly, no provisions for any loss nor any related insurance recovery therefor have been made in the accompanying consolidated financial statements. On November 12, 1993, Telxon and the individual director defendants filed a Motion to Dismiss. The plaintiff filed his brief in opposition to the Motion on May 2, 1994, and the defendants filed a responsive final brief. The Motion was argued before the Court on March 29, 1995, and the parties are awaiting the Court s ruling. Discovery in this action is still at a preliminary stage. The defendants intend to vigorously defend this action. While the ultimate outcome of this action cannot presently be determined, the Company does not anticipate that this matter will have a material adverse effect on the Company s consolidated financial position, results of operations or cash flows.

In the normal course of its operations, the Company is subject to performance under contracts, and has various legal actions pending. However, in management's opinion, any such outstanding matters have been reflected in the consolidated financial statements, are covered by insurance or, would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


NOTE 16 -- QUARTERLY DATA (UNAUDITED)


                                                                                 Quarter
                                                             --------------------------------------------------
1995                                                         First        Second          Third        Fourth(a)        Year
- ----                                                        -------       ------         -------       ---------       -------
Revenues  . . . . . . . . . . . . . . . . . . . . .         $87,433       $91,886        $98,196       $102,004        $379,519
Gross profit  . . . . . . . . . . . . . . . . . . .          36,716        38,333         39,843         42,604         157,496

Net income  . . . . . . . . . . . . . . . . . . . .         $ 1,273       $ 1,619        $ 2,464       $  3,662        $  9,018
                                                            =======       =======        =======       ========        ========

Earnings per common and common
  equivalent share:
Net income per share  . . . . . . . . . . . . . . .         $   .08       $   .10        $   .16       $    .23        $    .57
                                                            =======       =======        =======       ========        ========


(a) Fourth quarter adjustments were not material to the quarterly results of operations.


                                                                                 Quarter
                                                            ---------------------------------------------------
1995                                                         First        Second          Third        Fourth(a)        Year
- ----                                                        -------       ------         -------       ---------       -------
Revenues  . . . . . . . . . . . . . . . . . . . . .         $56,541       $63,085        $76,968        $99,399        $295,993
Gross profit  . . . . . . . . . . . . . . . . . . .          24,445        25,436         31,870         38,937         120,688

Net income (loss)   . . . . . . . . . . . . . . .           $(1,977)      $(1,090)       $  (617)       $   885        $ (2,799)
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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURES

Not applicable.

                                    PART III

Except for certain information relating to the Company's Executive Officers included in Part I of this Form 10-K, the information called for by this Part III is not set forth herein but is incorporated by reference from the definitive proxy statement which the Company intends to file with the Securities and Exchange Commission within 120 days of the close of its fiscal year ended March 31, 1995, with respect to the 1995 Annual Meeting of the Company's Stockholders scheduled to be held August 31, 1995, or will otherwise be timely filed.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)     List of documents filed as part of this Report:

                  1. Consolidated Financial Statements: Reference is made to the Index on Page 28 herein.

                  2. Financial Statement Schedule: Reference is made to the Index on Page 28 herein. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                  3.   Exhibits.

         (b) The Company did not file a Form 8-K during its last quarter of fiscal 1995.

(3)      EXHIBITS

                  3.1 Restated Certificate of Incorporation of Registrant, incorporated by reference to Exhibit No. 3.1 to Registrant's Form 10-K filed for the year ended March 31, 1993.

                  3.2 Amended and Restated By-Laws of Registrant, as amended, incorporated by reference to Exhibit No. 2(b) to Registrant's Registration Statement on Form 8-A with respect to its Common Stock filed pursuant to
                          Section 12(g) of the Securities Exchange Act, as amended by Amendment No. 1 thereto filed under cover of a Form 8.

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

                          4.3.1 Form of Rights Certificate (included as Exhibit A to the Rights Agreement included as Exhibit 4.3 to this Annual Report on Form 10-K). Until the Distribution Date (as defined in the Rights Agreement), the Rights Agreement provides that the common stock purchase rights created thereunder are evidenced by the certificates for Registrant's Common Stock (the form of which is included as Exhibit 4.3 to this Annual Report on Form 10-K, which stock certificates are deemed also to be certificates for such common stock purchase rights) and not by separate Rights Certificates; as soon as practicable after the Distribution Date, Rights Certificates will be mailed to each holder of Registrant's Common Stock as of the close of business on the Distribution Date.

                  4.4 Indenture by and between the Registrant and AmeriTrust Company National Association, as Trustee, dated as of June 1, 1987, regarding Registrant's 7-1/2% Convertible Subordinated Debentures Due 2012, incorporated herein by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-3, Registration No. 33-14348, filed May 18, 1987.

                          4.4.1 Form of the Registrant's 7-1/2% Convertible Subordinated Debentures Due 2012 (set forth in the Indenture included as Exhibit 4.4 to this Annual Report on Form 10-K).

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

                                     10.1.1.c  Amendment, dated January 1, 1994,
                                               incorporated herein by reference
                                               to Exhibit 10.1.1.c to
                                               Registrant's Form 10-Q filed for
                                               the quarter ended December 31,
                                               1994.

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

                          10.1.5 Non-Qualified Stock Option Agreement between the Registrant and Raj Reddy, dated as of October 17, 1988, incorporated herein by reference to Exhibit 10.1.6 to Registrant's Form 10-K filed for the year ended March 31, 1994.

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

                          10.1.6     1992 Restricted Stock Plan of the
                                     Registrant, incorporated herein by
                                     reference to Exhibit 10.1.17 to the
                                     Registrant's Form 10-Q filed for the
                                     quarter ended December 31, 1993.

                                     10.1.6.a  Amendment, dated December 7,
                                               1993, incorporated herein by
                                               reference to Exhibit 10.1.17.a to
                                               the Registrant's Form 10-Q filed
                                               for the quarter ended December
                                               31, 1993.

                                     10.1.6.b  Amendment, dated July 18, 1994,
                                               incorporated herein by reference
                                               to Exhibit 10.1.17.b to
                                               Registrant's Form 10-Q filed for
                                               the quarter ended September 30,
                                               1994.

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

                          10.1.11    Employment Agreement between the
                                     Registrant and John H. Cribb effective as of April 1, 1993, incorporated herein by reference to Exhibit 10.1.11 to Registrant's Form 10- K filed for the year ended March 31, 1994.

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

                          10.1.16    Employment Agreement between the
                                     Registrant and Frank Brick, effective as of October 15, 1993, incorporated herein by reference to Exhibit 10.1.16 on Registrant's Form 10-Q filed for the quarter ended September 30, 1994.

                          10.1.17    Employment Agreement between the
                                     Registrant and David B. Swank, effective as of August 22, 1994, incorporated herein by reference to Exhibit 10.1.18 to Registrant's Form 10-Q filed for the quarter ended September 30, 1994.

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

                          10.2.3 Commercial Lease and Condominium Lease Agreement between Itronix Corporation, a wholly owned subsidiary of the Registrant, and Metropolitan Mortgage & Securities Company, Inc., dated May 26, 1994, filed herewith.

                  10.3 Amended and Restated Revolving Credit, Term Loan and Security Agreement between the Registrant and the Bank of New York Commercial Corporation, dated as of March 31, 1995, filed herewith.

                          10.3.1 Amendment No. 1, dated as of June 16, 1995, to the Amended and Restated Revolving Credit, Term Loan and Security Agreement between the Registrant and the Bank of New York Commercial Corporation, filed herewith.

                  10.4 Amended and Restated Agreement between the Registrant and Symbol Technologies, Inc., dated as of September 30, 1992, incorporated herein by reference to Exhibit
                          10.4 to Registrant's Form 10-K for the year ended March 31, 1993.

                  10.5 Plan and Agreement of Merger, dated as of January 18, 1993, among the Registrant, WSACO, Inc. and Tele-transaction, Inc., incorporated herein by reference to Exhibit 10.29 to the Registrant's Form 10-Q filed for the quarter ended December 31, 1992.

                          10.5.1 Notice of Termination by WSACO, Inc., as contemplated by Section 5.7 of the Plan and Agreement of Merger, of Amended and Restated Consulting Agreement between Accipiter Corporation and Teletransaction, Inc., incorporated herein by reference to
                                     Exhibit 10.7.1 to Registrant's Form 10-K for the year ended March 31, 1993.

                  10.6 Asset Purchase Agreement between the Registrant and Retail Management Systems Corporation, dated as of April 3, 1992, incorporated herein by reference to
                          Exhibit 10.23 to the Registrant's Form 10-K filed for the year ended March 31, 1992.

                  10.7    Agreement for Sale and Licensing of Assets between
                          AST Research, Inc. and PenRight! Corporation, a wholly owned subsidiary of the Registrant, dated as of January 26, 1994, incorporated herein by reference to
                          Exhibit 10.11 to the Registrant's Form 10-Q for the quarter ended December 31, 1993.

                  11. Computation of Common Shares outstanding and earnings per share for the fiscal years ended March 31, 1995, 1994 and 1993, filed herewith.

                  21.     Subsidiaries of the Registrant, filed herewith.

                  23.     Consent of Coopers & Lybrand L.L.P., filed herewith.

                  24. Power of Attorney executed by members of the Board of Directors, filed herewith.

                  27. Financial Data Schedule as of March 31, 1995, filed herewith.

                      TELXON CORPORATION AND SUBSIDIARIES

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                              Dollars in Thousands



                                                Balance at              Additions                              Balance at
                                               Beginning of             Charged to                               End of
Description                                       Period            Costs and Expenses      Deductions           Period
- -----------                                   -------------         ------------------      ------------         ------


Valuation account for accounts
         receivable:

         Year ended March 31, 1995:                $1,635                $ 1,158            $   961 (a)          $ 1,832
         Year ended March 31, 1994:                $2,689                $   817            $ 1,871 (a)          $ 1,635
         Year ended March 31, 1993:                $1,321                $ 2,745            $ 1,377 (a)          $ 2,689


Valuation account for inventory:

         Year ended March 31, 1995:                $9,850                $ 7,407            $ 6,315 (b)          $10,942
         Year ended March 31, 1994:                $7,486                $ 6,674            $ 4,310 (b)          $ 9,850
         Year ended March 31, 1993:                $4,356                $ 9,700            $ 6,570 (b)          $ 7,486





(a)      Doubtful accounts charged off, net of recoveries.
(b)      Write off of excess and/or obsolete material.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  TELXON CORPORATION

Date:  June 28, 1995                          By: /s/ William J. Murphy
                                                  ------------------------------
                                                  William J. Murphy, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This report may be signed in multiple counterparts, all of which taken together shall constitute a single document.

                                     Chairman of the Board,
/s/ Robert F. Meyerson              Chief Executive Officer        June 28, 1995
- -------------------------        (principal executive officer)
    Robert F. Meyerson                    and Director

*   John H. Cribb                  Vice Chairman of the Board      June 28, 1995
- -------------------------                 and Director
    John H. Cribb

/s/ William J. Murphy                President and Director        June 28, 1995
- -------------------------
    William J. Murphy

/s/ Kenneth W. Haver                 Senior Vice President,
- -------------------------           Chief Financial Officer        June 28, 1995
    Kenneth W. Haver             (principal financial officer)
                                          and Treasurer


/s/ Gerald J. Gabriel                 Corporate Controller         June 28, 1995
- -------------------------        (principal accounting officer)
    Gerald J. Gabriel

*   Dr. Raj Reddy                           Director               June 28, 1995
- -------------------------
    Dr. Raj Reddy

*   Robert A. Goodman                       Director               June 28, 1995
- -------------------------
    Robert A. Goodman

*   Norton W. Rose                          Director               June 28, 1995
- -------------------------
    Norton W. Rose

*   J. Robert Anderson                      Director               June 28, 1995
- -------------------------
    J. Robert Anderson

*   Dr. Walter J. Salmon                    Director               June 28, 1995
- -------------------------
    Dr. Walter J. Salmon

         * The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Power of Attorney filed with the Securities and Exchange Commission as Exhibit 24 hereto on behalf of the Directors named therein unless otherwise indicated by manual signature on this Annual Report on Form 10-K.

Date:  June 28, 1995                     By: /s/ William J. Murphy
                                             -----------------------------------
                                             William J. Murphy, Attorney-in-fact

                               TELXON CORPORATION

                                  EXHIBITS TO

                                   FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1995

                               INDEX TO EXHIBITS


Page
- ----
    *             3.1      Restated Certificate of Incorporation of Registrant, incorporated by reference to Exhibit No. 3.1 to
                           Registrant's Form 10-K filed for the year ended March 31, 1993.

    *             3.2      Amended and Restated By-Laws of Registrant, as amended, incorporated by reference to Exhibit No.
                           2(b) to Registrant's Registration Statement on Form 8-A with respect to its Common Stock filed pursuant to Section 12(g) of the Securities Exchange Act, as amended by Amendment No. 1 thereto filed under cover of a Form 8.

    *             4.1      Portions of the Restated Certificate of Incorporation of  Registrant pertaining to the rights of holders of Registrant's Common Stock, par value $.01 per share incorporated by reference to Exhibit
                           3.1 to Registrant's  Form 10-K for the year ended March 31, 1993.

    *             4.2      Form of Certificate for the Registrant's Common Stock, par value $.01 per share, incorporated herein by reference to Exhibit 4.2 to Registrant's Form 10-K filed for the year ended March 31, 1990.

    *             4.3      Rights Agreement between Registrant and AmeriTrust Company National Association, as Rights Agent,
                           dated as of August 25, 1987, incorporated herein by reference to Exhibit 2(c) to Amendment No. 1, dated May 21, 1992, to Registrant's Registration Statement on Form 8-A, filed December 19, 1983, with respect to Registrant's Common Stock.

    *                       4.3.1          Form of Rights Certificate (included as Exhibit A to the Rights Agreement included as
                                           Exhibit 4.3 to this Annual Report on Form 10-K).  Until the Distribution Date (as
                                           defined in the Rights Agreement), the Rights Agreement provides that the common stock purchase rights created thereunder are evidenced by the certificates for Registrant's
                                           Common Stock (the form of which is included as Exhibit 4.3 to this Annual Report on
                                           Form 10-K, which stock certificates are deemed also to be certificates for such common stock purchase rights) and not by separate Rights Certificates; as soon as practicable after the Distribution Date, Rights Certificates will be mailed to each holder of Registrant's Common Stock as of the close of business on the Distribution
                                           Date.

    *             4.4      Indenture by and between the Registrant and AmeriTrust Company National Association, as Trustee,
                           dated as of June 1, 1987, regarding Registrant's 7-1/2% Convertible Subordinated Debentures Due
                           2012, incorporated herein by reference to Exhibit 4.2 to Registrant's Registration Statement on Form
                           S-3, Registration No. 33-14348, filed May 18, 1987.

Page
- ----
    *                        4.4.1         Form of the Registrant's 7-1/2% Convertible Subordinated Debentures Due 2012 (set
                                           forth in the Indenture included as Exhibit 4.4 to this Annual Report on Form 10-K).

                 10.1       Compensation and Benefits Plans of the Registrant.

    *                       10.1.1         Amended and Restated Retirement and Uniform Matching Profit-Sharing Plan of
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


    *                                      10.1.1.c         Amendment, dated January 1, 1994, incorporated herein by reference to Exhibit 10.1.1.c to Registrant's Form 10-Q field for the quarter ended December 31, 1994.

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

    *                       10.1.3         1990 Stock Option Plan of the Registrant, as amended, incorporated herein by reference to Exhibit 10.1.3 to Registrant's Form 10-Q filed for the quarter ended
                                           September 30, 1994.

    *                       10.1.4         1990 Stock Option Plan of the Registrant for non-employee directors, as amended, incorporated herein by reference to Exhibit 10.1.4 to Registrant's Form 10-K filed for the year ended March 31, 1994.

Page
- ----
    *                       10.1.5         Non-Qualified Stock Option Agreement between the Registrant and Raj Reddy, dated as
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

    *                       10.1.6         1992 Restricted Stock Plan of the Registrant, incorporated herein by reference to
                                           Exhibit 10.1.17 to the Registrant's Form 10-Q filed for the quarter ended December
                                           31, 1993.

    *                                      10.1.6.a         Amendment, dated December 7, 1993, incorporated herein by reference to Exhibit 10.1.17.a to the Registrant's Form 10-Q filed for the quarter ended December 31, 1993.

    *                                      10.1.6.b         Amendment, dated July 18, 1994, incorporated herein by reference to
                                                            Exhibit 10.1.17.b to Registrant's Form 10-Q filed for the quarter ended September 30, 1994.

    *                       10.1.7         Description of compensation arrangements between the Registrant and Robert F.
                                           Meyerson, Chairman of the Board of Registrant, incorporated herein by reference to
                                           Exhibit 10.14 to Registrant's Form 10-K filed for the year ended March 31, 1990.

    *                       10.1.8         Employment Agreement between Telxon Products, Inc., a wholly owned subsidiary of the
                                           Registrant, and Dan R. Wipff, dated September 29, 1994, incorporated herein by reference to Exhibit 10.1.8 to Registrant's Form 10-Q filed for the quarter ended
                                           September 30, 1994.

    *                       10.1.9         Consulting Agreement between the Registrant and Accipiter Corporation, dated March 6,
                                           1992, incorporated herein by reference to Exhibit 10.17 to the Registrant's Form 10-K filed for the year ended March 31, 1992.

    *                       10.1.10        Services and Non-Competition Agreement, dated as of January 18, 1993, among Accipiter
                                           Corporation, Robert F. Meyerson and the Registrant,  incorporated herein by reference to Exhibit 10.28 to the Registrant's Form 10-Q filed for the quarter ended December
                                           31, 1992.

Page
- ----
    *                       10.1.11        Employment Agreement between the Registrant and John H. Cribb effective as of April
                                           1, 1993, incorporated herein by reference to Exhibit 10.1.11 to Registrant's Form 10-
                                           K filed for the year ended March 31, 1994.

    *                       10.1.12        Severance and Settlement Agreement, dated as of December 23, 1992, between the
                                           Registrant and Raymond D. Meyo, incorporated herein by reference to Exhibit 10.26 to
                                           the Registrant's Form  10-Q filed for the quarter ended   December 31, 1992.

    *                       10.1.13        Consulting Agreement, dated as of December 23, 1992, between the Registrant and
                                           Raymond D. Meyo, incorporated herein by reference to Exhibit 10.26 to the
                                           Registrant's Form 10-Q filed for the quarter ended December 31, 1992.

    *                       10.1.14        Employment Agreement between the Registrant and D. Michael Grimes, dated as of
                                           February 25, 1993, incorporated herein by reference to Exhibit 10.1.14 to the
                                           Registrant's Form 10-K filed for the year ended March 31, 1993.

    *                       10.1.15        Employment Agreement between the Registrant and William J. Murphy, dated as of March
                                           12, 1993, incorporated herein by reference to Exhibit 10.1.15 to the Registrant's
                                           Form 10-K filed for the year ended March 31, 1993.

    *                       10.1.16        Employment Agreement between the Registrant and Frank Brick, effective as of October
                                           15, 1993, incorporated herein by reference to Exhibit 10.1.16 on Registrant's Form
                                           10-Q filed for the quarter ended September 30, 1994.

    *                       10.1.17        Employment Agreement between the Registrant and David B. Swank, effective as of
                                           August 22, 1994, incorporated herein by reference to Exhibit 10.1.18 to Registrant's
                                           Form 10-Q filed for the quarter ended September 30, 1994.

                10.2       Material Leases of the Registrant.

    *                       10.2.1         Lease between Registrant and 3330 W. Market Properties, dated as of December 30,
                                           1986, incorporated herein by reference to Exhibit 10.2.1 to Registrant's Form 10-K filed for the year ended March 31, 1994.

    *                       10.2.2         Lease between Itronix Corporation, a wholly owned subsidiary of the Registrant, and
                                           Hutton Settlement, Inc., dated as of April 5, 1993, incorporated herein by reference to Exhibit 10.2.3 to the Registrant's Form 10-K filed for the year ended March 31,
                                           1993.

Page
- ----
   **                      10.2.3          Commercial Lease and Condominium Lease Agreement between Itronix Corporation, a wholly owned subsidiary of the Registrant, and Metropolitan Mortgage & Securities
                                           Company, Inc., dated May 26, 1994, filed herewith.

   **           10.3       Amended and Restated Revolving Credit, Term Loan and Security Agreement between the Registrant and the Bank of New York Commercial Corporation, dated as of March 31, 1995, filed herewith.

   **                       10.3.1         Amendment No. 1, dated as of June 16, 1995, to the Amended and Restated Revolving
                                           Credit, Term Loan and Security Agreement between the Registrant and the Bank of New
                                           York Commercial Corporation, filed herewith.

    *           10.4       Amended and Restated Agreement between the Registrant and  Symbol Technologies, Inc., dated as of
                           September 30, 1992, incorporated herein by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended March 31, 1993.

    *           10.5       Plan and Agreement of Merger, dated as of January 18, 1993, among the Registrant, WSACO, Inc. and
                           Tele-transaction, Inc., incorporated herein by reference to Exhibit 10.29 to the Registrant's Form
                           10-Q filed for the quarter ended December 31, 1992.

       *                   10.5.1          Notice of Termination by WSACO, Inc., as contemplated by Section 5.7 of the Plan and Agreement of Merger, of Amended and Restated Consulting Agreement between
                                           Accipiter Corporation and Teletransaction, Inc., incorporated herein by reference to Exhibit 10.7.1 to Registrant's Form 10-K for the year ended March 31, 1993.

    *           10.6       Asset Purchase Agreement between the Registrant and Retail Management Systems Corporation, dated as of April 3, 1992, incorporated herein by reference to Exhibit 10.23 to the Registrant's Form 10-K filed for the year ended March 31, 1992.

    *           10.7       Agreement for Sale and Licensing of Assets between AST Research, Inc. and PenRight! Corporation, a wholly owned subsidiary of the Registrant, dated as of January 26, 1994, incorporated herein by reference to Exhibit 10.11 to the Registrant's Form 10-Q for the quarter ended December 31, 1993.

   **           11.        Computation of Common Shares outstanding and earnings per share for the fiscal years ended March 31,
                           1995, 1994 and 1993, filed herewith.

   **           21.        Subsidiaries of the Registrant, filed herewith.

Page
- ----
   **           23.        Consent of Coopers & Lybrand L.L.P., filed herewith.

   **           24.        Power of Attorney executed by members of the Board of Directors, filed herewith.

   **           27.        Financial Data Schedule as of March 31, 1995, filed herewith.



- -----------------------------------------

         *       Previously filed

         **      Filed herewith