Form 10-Q
period 1995-06-30
TELXON CORP
filed 1995-08-14
CIK 352495

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-Q



        [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1995

                                      or

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    ------------

                       Commission file number   0-11402
                                              -----------

                              TELXON CORPORATION
------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                   74-1666060
------------------------------            -----------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)


  3330 West Market Street, Akron, Ohio                               44333
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)

     Registrant's Telephone Number, Including Area Code   (216) 867-3700
                                                        -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes __X__.   No ____.

At June 30, 1995, there were 15,799,312 outstanding shares of the registrant's Common Stock, $.01 par value per share ("Common Stock").

                      TELXON CORPORATION AND SUBSIDIARIES
       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                       Page No.
                                                                                                                       --------
PART I.              FINANCIAL INFORMATION:

         Item 1:           Consolidated Financial Statements
                              Balance Sheet.......................................................................      3
                              Statement of Income.................................................................      4
                              Statement of Cash Flows.............................................................      5
                              Notes to Consolidated Financial Statements..........................................     6-9

         Item 2:          Management's Discussion and Analysis of Financial
                              Condition and Results of Operations.................................................    10-12

PART II.             OTHER INFORMATION:

         Item 6:          Exhibits and Reports on Form 8-K........................................................     13

                       PART I.   FINANCIAL INFORMATION

                 ITEM 1:   CONSOLIDATED FINANCIAL STATEMENTS

                     TELXON CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                   (In thousands, except per share amounts)

                                                                                                 June 30,           March 31,
                                                                                                   1995                1995
                                                                                                -----------        -------------
                                                                                                (Unaudited)
ASSETS
Current assets:
     Cash (including cash equivalents of $4,800
          and $21,872)......................................................................      $ 28,442            $ 31,364
     Accounts receivable, net of allowance for
          doubtful accounts of $2,120 and $1,832............................................        84,984              84,468
     Notes and other accounts receivable....................................................         5,972               6,256
     Refundable income taxes................................................................         1,839                 935
     Inventories............................................................................        75,659              72,078
     Prepaid expenses and other.............................................................         9,996              10,192
                                                                                                  --------            --------
                    Total current assets....................................................       206,892             205,293
     Property and equipment, net............................................................        45,667              45,887
     Intangible and other assets, net.......................................................        23,805              24,947
                                                                                                  --------            --------
                    Total...................................................................      $276,364            $276,127
                                                                                                  ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable..........................................................................      $ 25,122            $ 25,395
     Current portion of long-term debt......................................................         1,343               1,343
     Accounts payable.......................................................................        34,674              33,466
     Capital lease obligations due within one
          year..............................................................................           839                 769
     Income taxes payable...................................................................         4,927               8,315
     Accrued liabilities....................................................................        32,828              34,388
                                                                                                  --------            --------
                    Total current liabilities...............................................        99,733             103,676
     Capital lease obligations..............................................................         1,624               1,729
     Convertible subordinated debentures....................................................        24,734              24,734
     Long-term debt.........................................................................         4,934               5,246
     Other long-term liabilities............................................................         2,166               2,164
                                                                                                  --------            --------
                    Total liabilities.......................................................       133,191             137,549
                                                                                                  --------            --------
Stockholders' equity:
     Preferred Stock, $1.00 par value per share;
          500,000 shares authorized, none issued............................................            --                  --
     Common Stock, $.01 par value per share;
          50,000,000 shares authorized, 15,799,312
          and 15,623,249 shares outstanding.................................................           158                 156
     Additional paid-in capital.............................................................        81,418              78,548
     Retained earnings......................................................................        64,470              62,954
     Equity adjustment for foreign currency
          translation.......................................................................        (1,573)             (1,525)
     Unearned compensation relating to restricted
          stock awards......................................................................        (1,300)             (1,555)
                                                                                                  --------            --------
                    Total stockholders' equity..............................................       143,173             138,578
                                                                                                  --------            --------
     Commitments and contingencies..........................................................            --                  --
                                                                                                  --------            --------
                    Total...................................................................      $276,364            $276,127
                                                                                                  ========            ========

The accompanying notes are an integral part of these consolidated financial statements.

                     TELXON CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF INCOME
             (In thousands, except shares and per share amounts)
                                 (Unaudited)


                                                                            Three Months Ended June 30,
                                                                          -------------------------------
                                                                             1995                 1994
                                                                          ----------           ----------
Revenues:
     Product..........................................................    $    87,944          $   74,935
     Customer service.................................................         15,597              12,498
                                                                          -----------          ----------
          Total revenues..............................................        103,541              87,433
                                                                          -----------          ----------

Cost of revenues:
     Product..........................................................         51,411              44,176
     Customer service.................................................          9,003               6,541
                                                                          -----------          ----------
          Total cost of revenues......................................         60,414              50,717
                                                                          -----------          ----------

Gross profit..........................................................         43,127              36,716
                                                                          -----------          ----------

Operating expenses:
     Selling expenses.................................................         19,668              16,181
     Product development and engineering
       expenses.......................................................          9,585               7,782
     General and administrative expenses..............................          9,136               9,064
                                                                          -----------          ----------
                                                                               38,389              33,027
                                                                          -----------          ----------
          Income from operations......................................          4,738               3,689

Interest income.......................................................            143                 115
Interest expense......................................................         (1,166)             (1,075)
                                                                          -----------          ----------

          Income before income taxes..................................          3,715               2,729

Provision for income taxes............................................          1,486               1,456
                                                                          -----------          ----------

          Net income..................................................    $     2,229          $    1,273
                                                                          ===========          ==========

Earnings per common and common equivalent share:

          Net income per share........................................    $       .14          $      .08
                                                                          ===========          ==========

Average number of common and common
   equivalent shares outstanding......................................     16,102,000          15,824,000
                                                                          ===========          ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     TELXON CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)

                                                                              Three Months Ended June 30,
                                                                              ---------------------------
                                                                               1995                1994
                                                                              -------             -------
Cash flows from operating activities:
   Net income.............................................................    $ 2,229             $ 1,273

   Adjustments to reconcile net income to
      net cash used in operating activities:
          Depreciation and amortization...................................      5,288               5,248
          Non-cash compensation related to
             restricted stock awards......................................        254                 165
          Provision for doubtful accounts.................................        506                 323
          Provision for inventory obsolescence............................      1,352               2,457
          Deferred income taxes...........................................       (323)               (130)
          Loss on disposal of assets......................................         22                  80
          Changes in assets and liabilities:
               Accounts and notes receivable..............................       (733)              5,029
               Refundable income taxes....................................       (904)             (2,361)
               Inventories................................................     (4,932)             (2,078)
               Prepaid expenses and other.................................        579                  29
               Intangible and other assets................................       (326)               (763)
               Accounts payable and accrued
                   liabilities............................................        200             (18,318)
               Income taxes payable.......................................     (3,388)                350
               Other long-term liabilities................................          3                (107)
                                                                              -------             -------
                          Total adjustments...............................     (2,402)            (10,076)
                                                                              -------             -------

   Net cash used in operating activities..................................       (173)             (8,803)

Cash flows from investing activities:
   Additions to property and equipment....................................     (3,257)             (5,027)
   Payments for acquisitions, net of cash
      acquired............................................................       (551)               (533)
   Short-term investments                                                          --                 (38)
   Software investments...................................................       (264)                (45)
                                                                              -------             -------
   Net cash used in investing activities..................................     (4,072)             (5,643)

Cash flows from financing activities:
   Notes payable..........................................................       (545)             12,845
   Principal payments on capital leases...................................       (197)               (111)
   Principal payments for long-term borrowing.............................        (40)                (40)

   Proceeds from exercise of stock options
      (includes tax benefit)..............................................      2,159                 995
                                                                              -------             -------
   Net cash provided by financing activities..............................      1,377              13,689

   Effect of exchange rate changes on cash................................        (54)                321
                                                                              -------             -------
   Net decrease in cash and cash
      equivalents.........................................................     (2,922)               (436)
   Cash and cash equivalents at beginning
      of period...........................................................     31,364              24,041
   Cash and cash equivalents at end of                                        -------             -------
      period..............................................................    $28,442             $23,605
                                                                              =======             =======

The accompanying notes are an integral part of these consolidated financial statements.

                     TELXON CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Management Representation

     The consolidated financial statements of Telxon Corporation and its subsidiaries (the "Company") have been prepared without audit. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of results for the interim periods, have been made. The statements, which do not include all of the information and notes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the audited consolidated financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

2.  Earnings Per Share

    Computations of earnings per common and common equivalent share of common stock are based on the weighted average number of common shares outstanding during the period increased by the net shares issuable on the assumed exercise of stock options using the treasury stock method. All securities having a dilutive effect on earnings per share have been excluded from such computations. Common stock purchase rights outstanding under the Company's stockholder rights plan, which potentially have a dilutive effect, have been excluded from the weighted common shares computation as preconditions to the exercisability of such rights were not satisfied.

3.  Inventories

    Inventories consisted of the following (in thousands):

                                                                              June 30, 1995
                                                                               (Unaudited)       March 31, 1995
                                                                              -------------      --------------
    Purchased components.............................................             $43,071            $40,958
    Work-in-process..................................................              12,910             16,376
    Finished goods...................................................              19,678             14,744
                                                                                  -------            -------
                                                                                  $75,659            $72,078
                                                                                  =======            =======

4.   Accrued Liabilities

     Accrued liabilities consisted of the following (in thousands):

                                                                              June 30, 1995
                                                                               (Unaudited)       March 31, 1995
                                                                              -------------      --------------
     Accrued payroll and other employee
          compensation...............................................             $ 8,887            $10,130
     Accrued commissions.............................................               2,331              2,355
     Accrued taxes other than payroll
          and income taxes...........................................               3,223              2,570
     Deferred customer service revenues..............................              12,241             11,924
          Accrued royalties..........................................               2,727              2,280
     Other accrued liabilities.......................................               3,419              5,129
                                                                                  -------            -------
                                                                                  $32,828            $34,388
                                                                                  =======            =======

5.   Supplemental Cash Flow Information

                                                                                      Three Months Ended June 30,
                                                                                   1995                          1994
                                                                                 --------                      ---------
                                                                                               (Unaudited)
                                                                                             (In thousands)
     Cash paid during the period for:
          Interest                                                                   $1,587                      $1,484
          Income taxes                                                                3,348                          75

    Capital lease additions are non-cash transactions and, accordingly, $162 and $592 has been excluded from property and equipment additions in the 1996 and 1995 Statement of Cash Flows, respectively.

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

    On September 21, 1993, a derivative Complaint was filed in the Court of Chancery of the State of Delaware, in and for Newcastle County, by an alleged stockholder of Telxon derivatively on behalf of Telxon. The named defendants are the Company; Robert F. Meyerson, Chairman of the Board and Chief Executive Officer; Dan R. Wipff, then President, Operating Officer and Chief Financial Officer and director; Robert A. Goodman, Corporate Secretary and outside director; Norton W. Rose, outside director and Dr. Raj Reddy, outside director. The Complaint alleges breach of fiduciary duty to the Company and waste of the Company's assets in connection with certain transactions entered into by Telxon and compensation amounts paid by the Company. The Complaint seeks an accounting, injunction, rescission, attorneys' fees and costs. While the Company is nominally a defendant in this derivative action, no monetary relief is sought by the plaintiff from the Company; accordingly, no provisions for any loss nor any related insurance recovery therefor have been made in the accompanying consolidated financial statements. On November 12, 1993, Telxon and the individual director defendants filed a Motion to Dismiss. The plaintiff filed his brief in opposition to the Motion on May 2, 1994, and the defendants filed a final responsive brief. The Motion was argued before the Court on March 29, 1995, and on July 18, 1995, the Court issued its ruling. The Court dismissed all of the claims relating to the plaintiff's allegations of corporate waste. The claims relating to breach of fiduciary duty survived the Motion to Dismiss and will now be the subject of discovery, which has not yet commenced. The defendants believe that the remaining claims lack merit, and they intend to vigorously defend this action. While the ultimate outcome of this action cannot presently be determined, the Company does not anticipate that this matter will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

7.  Short-Term and Long-Term Financing

    Effective March 31, 1995, the Company amended and restated its revolving credit, term loan and security agreement with two banks. This agreement expires on March 31, 1996 and includes a provision for the extension of the agreement in one-year increments. The agreement provides the Company with a maximum revolving credit facility of $50 million, subject to availability on qualifying accounts receivable and inventory, reduced by the $5.5 million term loan exercised by the Company, and bears interest at LIBOR plus 2.5% or the higher of the banks' prime lending rate plus 1% or Federal Funds Rate plus 1.5%. The facility is collateralized by substantially all of the Company's domestic assets. The agreement also contains restrictive covenants, certain of which require the Company to maintain specified levels of net worth and working capital and to meet certain current ratios, debt to net worth ratios, and fixed charge coverages. At June 30 and March 31, 1995, the Company had $25,122 and $25,395 of short-term borrowings outstanding under the revolving credit facility and was in compliance with all restrictive covenants contained in the agreement.

Principal amounts due under the term loan are funded as revolving credit advances. The funding of $272 in principal due for the quarter ended June 30, 1995 has been treated as non-cash transactions and, accordingly, have been excluded from the 1996 Statement of Cash Flows.

8.  Subsequent Event

    Effective July 13, 1995, the Company acquired the assets and assumed certain liabilities of Virtual Vision, Inc. for $1.9 million cash plus a $1.0 million promissory note and other obligations of $.2 million. The acquisition will be accounted for as a purchase. Virtual Vision is a leading developer of certain "augmented reality" head-mounted systems technology.

9.  Reclassifications

    Certain items in the 1995 consolidated financial statements and notes thereto have been reclassified to conform to the 1996 presentation.

TELXON CORPORATION AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Results of Operations
      ---------------------
      Revenues
      --------
      Total consolidated revenues increased $16.1 million or 18% for the first quarter of fiscal 1996 as compared to the same period in fiscal 1995. Product revenues increased $13.0 million or 17% over those same periods. Product revenues include the sale of Portable Tele-Transaction Computer ("PTC") units, pen-based and touch-screen workslates, hardware accessories, custom application software and software license fees. The increase in product revenues was primarily due to an increase in average selling price per PTC unit offset by a moderate decrease in PTC unit volume due to sales mix trending towards more comprehensive products and systems.

      Customer service revenues increased $3.1 million or 25% for the first quarter of fiscal 1996 as compared to the same period in fiscal 1995. This revenue increase was primarily due to volume increases and growth in the installed base of the Company's products.

      Revenues for the Company's international operations (including Canada) increased $5.1 million or 21% for the first quarter of fiscal 1996 as compared to the same period in fiscal 1995. Changes in currency exchange rates and intercompany hedging activities did not materially affect the results of the Company's international operations.

      The Company anticipates increased consolidated revenues for fiscal 1996 as compared to fiscal 1995.

      Costs of Revenues
      -----------------
      Cost of product revenues as a percentage of product revenues remained substantially unchanged at 59% for the first quarter of fiscal 1996 as compared to the same period in fiscal 1995. Gross margins remained consistent with those recorded during the first quarter of fiscal 1995 as increased manufacturing costs were offset by increased revenues per PTC unit.

      Cost of customer service revenues as a percentage of customer service revenues for the first quarter of fiscal 1996 increased to 58% as compared to 52% for the same period of fiscal 1995. This increase was primarily due to increased direct material and labor costs to repair the Company's more sophisticated and complex products.

      Inventory valuation accounts for the first quarter of fiscal 1996 were increased to cover the risk of obsolescence due to new product introductions and continuing technological change. As of June 30, 1995 inventory valuation accounts increased to $12.4 million or 14% of gross inventory as compared to $10.9 million or 13% or gross inventory as March 31, 1995. The Company anticipates provisions for obsolescence as revenue volumes from new product offerings replace revenue from older products.

      Operating Expenses
      ------------------
      Selling expenses increased $3.5 million or 22% for the first quarter of fiscal 1996 as compared to the same period in fiscal 1995. This increase primarily reflects the increased revenues and related variable expenses. Product development and engineering expenses increased $1.8 million or 23%. This increase is primarily attributable to research and development activities related to new product development including wireless data communications and spread spectrum technology, pen-based technology and other product improvements. During the first quarter of fiscal 1996, the Company recognized $1.0 million of development expense reimbursement funding related to a large order from a major customer. The expense reimbursement was offset against the related development expenses incurred, resulting in the net research and development expense amount shown in the statement of income. This large order is expected to be delivered primarily in the second half of fiscal 1996. General and administrative expenses for the first quarter of fiscal 1996 remained substantially unchanged as compared to the same period in fiscal 1995 as increased corporate resources were offset by the absence of certain severance charges recorded in the previous fiscal year aggregating approximately $.5 million.

      Income Taxes
      ------------
      The Company's consolidated effective income tax rate for the first quarter of fiscal 1996 was 40%. The consolidated effective income tax rate reflects income before taxes plus nondeductible goodwill amortization, which sum is multiplied by the United States statutory rate and increased by international rate differentials and partially offset by research and development credits.

      Liquidity
      ---------
      At June 30, 1995, the Company had cash and cash equivalents of $28.4 million, as compared to $31.4 million at March 31, 1995. The Company's current ratio (current assets divided by current liabilities) was 2.1:1 at June 30, 1995 as compared to 2.0:1 at March 31, 1995. The Company's current ratio increased as working capital (current assets less current liabilities) increased for the changes in inventories of $3.6 million, income taxes payable of $3.4 million, accrued liabilities of $1.6 million and other current assets and liabilities of $1.4 million. These working capital increases were offset by a decrease to working capital as a result of the decrease to cash and cash equivalents of $2.9 million and an increase in accounts payable and other of $1.5 million. Inventory levels, in total, increased at June 30, 1995 as compared to those recorded at March 31, 1995 as purchased components were procured for anticipated increased production levels in the second quarter of fiscal 1996. Accounts payable increased primarily due to increased manufacturing inventory levels.

      The Company believes that available cash and cash equivalents, internally generated funds and credit availability, will be sufficient to meet working capital requirements for the next twelve months.

______

      Cash Flows from Operating Activities
      ------------------------------------
      Net cash used in operating activities was $.2 million for the first quarter of fiscal 1996, as compared to $8.8 million for the same period in fiscal 1995. Cash flows for the first quarter of fiscal 1996, as compared to the same period in fiscal 1995, were positively impacted by the change in cash flow impact of accounts payable of $18.5 million, the increase in net income of $1.0 million, the cash flow impact of refundable income taxes of $1.5 million and other items aggregating $1.4 million. These positive impacts were offset by negative cash flow impacts in accounts and notes receivable of $5.8 million, income taxes payable of $3.7 million, inventories of $2.9 million and other items aggregating $1.4 million.

      Investing Activities
      --------------------
      The Company invested $3.3 million in capital equipment during the first quarter of fiscal 1996, a decrease of $1.7 million as compared to the same period of fiscal 1995. The decrease in capital investments was primarily due to the absence in the fiscal 1996 period of the construction costs related to the Company's manufacturing plant in Houston, Texas included in the fiscal 1995 amount.

      Financing Activities
      --------------------
      Cash flows from financing activities decreased $12.3 million during the first quarter of fiscal 1996 as compared with the same period in fiscal 1995. This decrease was primarily due to the absence of borrowing on notes payable of $13.4 million offset by increased proceeds from the exercise of stock options of $1.2 million.

      Effective March 31, 1995, the Company amended and restated its revolving credit, term loan and security agreement with two banks which expires March 31, 1996. The agreement calls for a credit limit of $50 million subject to availability on qualifying accounts receivable and inventory and bears interest at LIBOR plus 2.5% or the higher of the banks' prime rate plus 1% or the Federal Funds Rate plus 1.5%. At June 30, 1995, the Company had $29.6 million outstanding under this agreement. The Company anticipates continued borrowing under this agreement during fiscal
      1996.

                     TELXON CORPORATION AND SUBSIDIARIES

                         PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
(a)      Exhibits

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


              4.2 Text of form of Certificate for the Registrant's Common Stock, par value $.01 per share, and description of graphic and image material appearing thereon, filed herewith.


              4.3 Rights Agreement between Registrant and AmeriTrust Company National Association, as Rights Agent, dated as of August 25, 1987, incorporated herein by reference to Exhibit 2(c) to Amendment No. 1, dated May 21, 1992, to Registrant's Registration Statement on Form 8-A, filed December 19, 1983, with respect to Registrant's Common Stock.

                    4.3.1 Form of Rights Certificate (included as Exhibit A to the Rights Agreement included as Exhibit 4.3 to this Quarterly Report on Form 10-Q). Until the Distribution Date (as defined in the Rights Agreement), the Rights Agreement provides that the common stock purchase rights created thereunder are evidenced by the certificates for Registrant's Common Stock (the text of which and description thereof is included as Exhibit 4.2 to this Quarterly Report on Form 10-Q, which stock certificates are deemed also to be certificates for such common stock purchase rights) and not by separate Rights Certificates; as soon as practicable after the Distribution Date, Rights Certificates will be mailed to each holder of Registrant's Common Stock as of the close of business on the Distribution Date.

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

                    10.1.7 Description of compensation arrangements between the Registrant and Robert F. Meyerson, Chairman of the Board of Registrant, filed herewith.

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

                    10.2.3 Commercial Lease and Condominium Lease Agreement between Itronix Corporation, a wholly owned subsidiary of the Registrant, and Metropolitan Mortgage & Securities Company, Inc., dated May 26, 1994, incorporated herein by reference to Exhibit
                            10.2.3 to Registrant's Form 10-K for the year ended March 31, 1995.

              10.3 Amended and Restated Revolving Credit, Term Loan and Security Agreement between the Registrant and the Bank of New York Commercial Corporation, dated as of March 31, 1995, incorporated herein by reference to Exhibit 10.3 to Registrant's Form 10-K for the year ended March 31, 1995.

                    10.3.1 Amendment No. 1, dated as of June 16, 1995, to the Amended and Restated Revolving Credit, Term Loan and Security Agreement between the Registrant and the Bank of New York Commercial Corporation, incorporated herein by reference to Exhibit 10.3.1 to Registrant's Form 10-K for the year ended
                            March 31, 1995.

              10.4 Amended and Restated.Agreement between the Registrant and Symbol Technologies, Inc., dated as of September 30, 1992, incorporated herein by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended March 31, 1993.

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

              10.8 Agreement of Purchase and Sale of Assets by and among Vision Newco, Inc., a wholly owned subsidiary of the Registrant, Virtual Vision, Inc., as debtor and debtor in possession, and the Official Unsecured Creditors' Committee, on behalf of the bankruptcy estate of Virtual Vision, dated as of July 13, 1995, filed herewith.


             11.01 Computation of Common Shares outstanding and earnings per share for the three months ended June 30, 1995 and 1994, filed herewith.

             27.01 Financial Data Schedule as of June 30, 1995, filed herewith.

(b)      Reports on Form 8-K

         No Current Report on Form 8-K was filed by the Registrant during the fiscal quarter ended June 30, 1995 for which this Quarterly Report on Form 10-Q is filed.

                     TELXON CORPORATION AND SUBSIDIARIES

                                  SIGNATURE





          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Date:       August 14, 1995





                                        TELXON CORPORATION
                                        ------------------
                                           (Registrant)



                                        /s/       Kenneth W. Haver
                                        -------------------------------------
                                                  Kenneth W. Haver


                                        Senior Vice President,
                                        Chief Financial Officer
                                        (Principal Financial Officer)
                                        and Treasurer

                              TELXON CORPORATION

                                 EXHIBITS TO

                                  FORM 10-Q

                     FOR THE QUARTER ENDED JUNE 30, 1995

                              INDEX TO EXHIBITS


Page
----
 *     3.1    Restated Certificate of Incorporation of Registrant,
              incorporated by reference to Exhibit No. 3.1 to Registrant's Form
              10-K filed for the year ended March 31, 1993.

 *     3.2    Amended and Restated By-Laws of Registrant, as amended,
              incorporated by reference to Exhibit No. 2(b) to Registrant's
              Registration Statement on Form 8-A with respect to its Common
              Stock filed pursuant to Section 12(g) of the Securities Exchange
              Act, as amended by Amendment No. 1 thereto filed under cover of a Form 8.

 *     4.1    Portions of the Restated Certificate of Incorporation of
              Registrant pertaining to the rights of holders of Registrant's
              Common Stock, par value $.01 per share incorporated by reference to Exhibit 3.1 to Registrant's Form 10-K for the year ended
              March 31, 1993.

**     4.2    Text of form of Certificate for the Registrant's Common Stock, par value $.01 per share, and description of graphic and image material appearing thereon, filed herewith.

 *     4.3    Rights Agreement between Registrant and AmeriTrust Company
              National Association, as Rights Agent, dated as of August 25,
              1987, incorporated herein by reference to Exhibit 2(c) to Amendment No. 1, dated May 21, 1992, to Registrant's Registration
              Statement on Form 8-A, filed December 19, 1983, with respect to
              Registrant's Common Stock.

 *            4.3.1    Form of Rights Certificate (included as Exhibit A to
                       the Rights Agreement included as Exhibit 4.3 to this Quarterly Report on Form 10-Q). Until the Distribution
                       Date (as defined in the Rights Agreement), the Rights
                       Agreement provides that the common stock purchase rights created thereunder are evidenced by the certificates for Registrant's Common Stock (the text of which and description thereof is included as Exhibit 4.2 to this Quarterly Report on Form 10-Q, which stock certificates are deemed also to be certificates for such common stock purchase rights) and not by separate Rights
                       Certificates; as soon as practicable after the Distribution Date, Rights Certificates will be mailed to each holder of Registrant's Common Stock as of the close of business on the Distribution Date.

 *     4.4    Indenture by and between the Registrant and AmeriTrust Company
              National Association, as Trustee, dated as of June 1, 1987, regarding Registrant's 7-1/2% Convertible Subordinated Debentures
              Due 2012, incorporated herein by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-3, Registration
              No. 33-14348, filed May 18, 1987.

Page
----
 *            4.4.1    Form of the Registrant's 7 1/2%.Convertible Subordinated
                       Debentures Due 2012 (set forth in the Indenture included as Exhibit 4.4 to this Quarterly Report on Form 10-Q).

      10.1    Compensation and Benefits Plans of the Registrant.

 *            10.1.1   Amended and Restated Retirement and Uniform Matching
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

 *                     10.1.2.a  Amendment, dated January 31, 1990,
                                 incorporated.herein by reference to Exhibit
                                 10.1.2.a to Registrant's Form 10-K filed for the year ended March 31, 1994.

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

Page
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

 *                     10.1.6.a  Amendment, dated December 7, 1993, incorporated
                                 herein by reference to Exhbit 10.1.17.a to the Registrant's Form 10-Q filed for the quarter ended December 31, 1993.

 *                     10.1.6.b  Amendment, dated July 18, 1994, incorporated
                                 herein by reference to Exhibit 10.1.17.b to Registrant's Form 10-Q filed for the quarter ended September 30, 1994.

 **           10.1.7   Description of compensation arrangements between the
                       Registrant and Robert F. Meyerson, Chairman of the Board of Registrant, filed herewith.

 *            10.1.8   Employment Agreement between Telxon Products, Inc., a
                       wholly owned subsidiary of the Registrant, and Dan R.
                       Wipff, dated September 29, 1994, incorporated herein by reference to Exhibit 10.1.8 to Registrant's Form 10-Q filed for the quarter ended September 30, 1994.

 *            10.1.9   Consulting Agreement between the Registrant and
                       Accipiter Corporation, dated March 6, 1992, incorporated herein by reference to Exhibit 10.17 to the Registrant's
                       Form 10-K filed for the  year ended March 31, 1992.

 *            10.1.10  Services and Non Competition Agreement, dated as of
                       January 18, 1993, among Accipiter Corporation, Robert F. Meyerson and the Registrant, incorporated herein by reference to Exhibit 10.28 to the Registrant's Form 10-Q filed for the quarter ended December 31, 1992.

Page
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

      10.2    Material Leases of the Registrant.

 *            10.2.1   Lease between Registrant and 3330 W. Market Properties,
                       dated as of December 30, 1986, incorporated herein by reference to Exhibit 10.2.1 to Registrant's Form 10-K filed for the year ended March 31, 1994.

 *            10.2.2   Lease between Itronix Corporation, a wholly owned
                       subsidiary of the Registrant, and Hutton Settlement, Inc., dated as of April 5, 1993, incorporated herein by reference to Exhibit 10.2.3 to the Registrant's Form
                       10-K filed for the year ended March 31, 1993.

Page
----
 *            10.2.3   Commercial Lease and Condominium Lease Agreement
                       between Itronix Corporation, a wholly owned subsidiary of the Registrant, and Metropolitan Mortgage &
                       Securities Company, Inc., dated May 26, 1994, incorporated herein by reference to Exhibit 10.2.3 to Registrant's Form 10-K for the year ended March 31,
                       1995.

 *    10.3    Amended and Restated Revolving Credit, Term Loan and Security
              Agreement between the Registrant and the Bank of New York
              Commercial Corporation, dated as of March 31, 1995, incorporated herein by reference to Exhibit 10.3 to Registrant's Form 10-K for the year ended March 31, 1995.

 *            10.3.1   Amendment No. 1, dated as of June 16, 1995, to the
                       Amended and Restated Revolving Credit, Term Loan and
                       Security Agreement between the Registrant and the Bank of New York Commercial Corporation, incorporated herein by reference to Exhibit 10.3.1 to Registrant's Form 10-K for the year ended March 31, 1995.

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

Page
----
**    10.8    Agreement of Purchase and Sale of Assets by and among Vision
              Newco, Inc., a wholly owned subsidiary of the Registrant, Virtual
              Vision, Inc., as debtor and debtor in possession, and the Official Unsecured Creditors' Committee, on behalf of the bankruptcy estate of Virtual Vision dated as of July 13, 1995, filed herewith.

**    11.01   Computation of Common Shares outstanding and earnings per share for the three months ended June 30, 1995 and 1994, filed herewith.

**    27.01   Financial Data Schedule as of June 30, 1995, filed herewith.



___________________________________________________

    *     Previously filed

    **    Filed herewith