Form 10-Q
period 1995-09-30
TELXON CORP
filed 1995-11-14
CIK 352495

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       or

           / / TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    ------------

                         Commission file number 0-11402

                               TELXON CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                      74-1666060
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

 3330 West Market Street, Akron, Ohio                        44333
Address of Principal Executive Offices)                    (Zip Code)

Registrant's Telephone Number, Including Area Code   (216) 867-3700

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

At September 30, 1995, there were 15,919,133 outstanding shares of the registrant's Common Stock, $.01 par value per share ("Common Stock").

                       TELXON CORPORATION AND SUBSIDIARIES
        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           Page No.
                                                                           --------
PART I.        FINANCIAL INFORMATION:

     Item 1:    Consolidated Financial Statements
                    Balance Sheet........................................      3
                    Statement of Income..................................      4
                    Statement of Cash Flows..............................      5
                    Notes to Consolidated Financial Statements...........     6-9

     Item 2:    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................    10-13

PART II.       OTHER INFORMATION:

     Item 1:    Legal Proceedings........................................    14

     Item 4:    Submission of Matters to a
                    Vote of Security-Holders.............................    14-15

     Item 6:    Exhibits and Reports on Form 8-K.........................    15-20

                          PART I. FINANCIAL INFORMATION

                    ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                       TELXON CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                    (In thousands, except per share amounts)

                                                          September 30,     March 31,
                                                              1995            1995
                                                          -------------     ---------
ASSETS                                                     (Unaudited)
Current assets:
     Cash (including cash equivalents of $11,266
         and $21,872)...................................     $ 18,984        $ 31,364
     Short-term investments.............................        3,790              --
     Accounts receivable, net of allowance for
         doubtful accounts of $2,018 and $1,832.........      102,901          84,468
     Notes and other accounts receivable................        9,146           6,256
     Refundable income taxes............................        1,833             935
     Inventories........................................       99,672          72,078
     Prepaid expenses and other.........................       11,127          10,192
                                                             --------        --------
                  Total current assets..................      247,453         205,293
     Property and equipment, net........................       48,428          45,887
     Intangible and other assets, net...................       26,519          24,947
                                                             --------        --------
                  Total.................................     $322,400        $276,127
                                                             ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable......................................     $ 49,735        $ 25,395
     Current portion of long-term debt..................        2,227           1,343
     Accounts payable...................................       49,473          33,466
     Capital lease obligations due within one
         year...........................................          849             769
     Income taxes payable...............................        5,949           8,315
     Accrued liabilities................................       33,048          34,388
                                                             --------        --------
                  Total current liabilities                   141,281         103,676
     Capital lease obligations..........................        1,734           1,729
     Convertible subordinated debentures................       24,724          24,734
     Long-term debt.....................................        4,577           5,246
     Other long-term liabilities........................        2,779           2,164
                                                             --------        --------
                  Total liabilities.....................      175,095         137,549
                                                             --------        --------
Stockholders' equity:
     Preferred Stock, $1.00 par value per share;
         500,000 shares authorized, none issued.........           --              --
     Common Stock, $.01 par value per share;
         50,000,000 shares authorized, 15,919,133
         and 15,623,249 shares outstanding..............          159             156
     Additional paid-in capital.........................       82,838          78,548
     Retained earnings..................................       67,026          62,954
     Equity adjustment for foreign currency
         translation....................................       (1,631)         (1,525)
     Unearned compensation relating to restricted
         stock awards...................................       (1,087)         (1,555)
                                                             --------        --------
                  Total stockholders' equity............      147,305         138,578
                                                             --------        --------
     Commitments and contingencies......................           --              --
                                                             --------        --------
                  Total.................................     $322,400        $276,127
                                                             ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                       TELXON CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

               (In thousands, except shares and per share amounts)

                                   (Unaudited)


                                                             Three Months                    Six Months
                                                          Ended September 30,            Ended September 30,
                                                           1995         1994            1995            1994
                                                        ----------   ----------      ----------      ----------
Revenues:
     Product ........................................   $   90,191   $   78,652      $  178,135      $  153,587
Customer service.....................................       16,825       13,234          32,422          25,732
                                                        ----------   ----------      ----------      ----------
         Total revenues..............................      107,016       91,886         210,557         179,319

Cost of revenues:
     Product.........................................       52,063       45,713         103,474          89,889
     Customer service................................        9,437        7,840          18,440          14,381
                                                        ----------   ----------      ----------      ----------
         Total cost of revenues......................       61,500       53,553         121,914         104,270
                                                        ----------   ----------      ----------      ----------
     Gross profit ...................................       45,516       38,333          88,643          75,049
                                                        ----------   ----------      ----------      ----------
Operating expenses:
     Selling expenses................................       18,748       16,764          38,416          32,945
     Product development and engin-
       eering expenses...............................       12,029        8,807          21,614          16,589
     General and administrative
       expenses......................................        9,105        8,672          18,241          17,736
                                                        ----------   ----------      ----------      ----------
         Total operating expenses....................       39,882       34,243          78,271          67,270

         Income from operations......................        5,634        4,090          10,372           7,779

Interest income......................................          151          146             294             261
Interest expense.....................................       (1,532)      (1,199)         (2,698)         (2,274)
Other non-operating income...........................          355           --             355              --
                                                        ----------   ----------      ----------      ----------
         Income before income taxes..................        4,608        3,037           8,323           5,766

Provision for income taxes...........................        1,797        1,418           3,283           2,874
                                                        ----------   ----------      ----------      ----------
         Net income..................................   $    2,811   $    1,619      $    5,040      $    2,892
                                                        ==========   ==========      ==========      ==========
Earnings per common and common
   equivalent share:
         Net income per share........................   $      .17   $      .10      $      .31      $      .18
                                                        ==========   ==========      ==========      ==========
Average number of common and
   common equivalent shares
   outstanding.......................................   16,248,000   15,796,000      16,066,000      15,677,000
                                                        ==========   ==========      ==========      ==========


The accompanying notes are an integral part of these consolidated financial statements.

                       TELXON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                 (In thousands)

                                                                Six Months Ended September 30,
                                                                ------------------------------
                                                                    1995            1994
                                                                  --------        --------
Cash flows from operating activities:
   Net income ...............................................     $  5,040        $  2,892
   Adjustments to reconcile net income to
     net cash used in operating activities:
         Depreciation and amortization ......................       10,683          10,665
         Non-cash compensation related to
           restricted stock awards ..........................          468             283
         Provision for doubtful accounts ....................        1,139             650
         Provision for inventory obsolescence ...............        2,770           3,774
         Deferred income taxes ..............................         (606)           (316)
         Gain on sale of subsidiary stock ...................         (355)             --
         Loss on disposal of assets .........................          227             565
         Changes in assets and liabilities:

             Short-term investments..........................       (3,790)             --
             Accounts and notes receivable ..................      (22,055)         (4,036)
             Refundable income taxes ........................         (898)          1,094
             Inventories ....................................      (30,362)         (1,024)
             Prepaid expenses and other .....................         (236)            914
             Intangible and other assets ....................       (1,169)           (396)
             Accounts payable and accrued
                 liabilities ................................       15,032         (14,623)
             Income taxes payable ...........................       (2,366)          1,196
             Other long-term liabilities ....................          249            (763)
                                                                  --------        --------
                      Total adjustments .....................      (31,269)         (2,017)
                                                                  --------        --------

     Net cash (used in) provided by operating
         activities .........................................      (26,229)            875

Cash flows from investing activities:
   Additions to property and equipment ......................       (9,294)         (8,501)
   Payments for acquisitions, net of cash
         acquired ...........................................       (2,401)           (841)
   Short-term investments ...................................           --             (61)
   Software investments .....................................         (792)           (446)
                                                                  --------        --------
   Net cash used in investing
      activities ............................................      (12,487)         (9,849)

Cash flows from financing activities:
   Notes payable ............................................       23,796          10,251
   Principal payments on capital leases .....................         (424)           (280)
   Principal payments for long-term borrowing ...............         (125)            (80)
   Proceeds from exercise of stock options
      (includes tax benefit) ................................        3,315           1,323
                                                                  --------        --------

   Net cash provided by financing activities ................       26,562          11,214

   Effect of exchange rate changes on cash ..................         (226)            509
                                                                  --------        --------

   Net (decrease) increase in cash and cash
      equivalents ...........................................      (12,380)          2,749
   Cash and cash equivalents at beginning
      of period .............................................       31,364          24,041
                                                                  --------        --------
   Cash and cash equivalents at end of
      period ................................................     $ 18,984        $ 26,790
                                                                  ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

                       TELXON CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Management Representation

     The consolidated financial statements of Telxon Corporation and its subsidiaries (the "Company") have been prepared without audit. In the opinion of the Company all adjustments necessary for a fair statement of results for the interim periods have been made. The statements, which do not include all of the information and notes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the audited consolidated financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

2.   Short-term Investments

     Short-term investments consist of trading securities.

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

4.   Inventories

     Inventories consisted of the following (in thousands):

                                    September 30, 1995
                                       (Unaudited)            March 31, 1995
                                    ------------------        --------------
     Purchased components.......         $46,930                  $40,958
     Work-in-process............          28,772                   16,376
     Finished goods.............          23,970                   14,744
                                         -------                  -------
                                         $99,672                  $72,078
                                         =======                  =======

5.   Accrued Liabilities

     Accrued liabilities consisted of the following (in thousands):

                                                 September 30, 1995
                                                    (Unaudited)          March 31, 1995
                                                 ------------------      --------------
     Accrued payroll and other employee
         compensation..........................       $ 8,024                $10,130
     Accrued commissions.......................         2,214                  2,355
     Accrued taxes other than payroll
         and income taxes......................         3,663                  2,570
     Deferred customer service revenues........        12,206                 11,924
     Accrued royalties.........................         2,019                  2,280
     Other accrued liabilities.................         4,922                  5,129
                                                      -------                -------
                                                      $33,048                $34,388
                                                      =======                =======

6.   Supplemental Cash Flow Information

                                             Six Months Ended September 30,
                                              1995                   1994
                                             ------                 ------
                                                      (Unaudited)
                                                    (In thousands)
     Cash paid during the period for:
         Interest                            $2,445                 $2,161
         Income taxes                         3,749                    943

     Capital lease additions are non-cash transactions and, accordingly, $509 and $2,157 has been excluded from property and equipment additions in the 1996 and 1995 Statement of Cash Flows, respectively.

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

     Following the completion of discovery (other than of experts), each defendant filed a Motion for Summary Judgment on May 19, 1995, all of which were opposed by the plaintiffs. On September 14, 1995, the Court granted each defendant summary judgment on all counts. The plaintiffs have filed a notice of appeal from the granting of summary judgment to the defendants with the United States Sixth Circuit Court of Appeals, and the Company presently expects that the parties' briefing of the appeal may be completed during the fourth quarter of fiscal 1996. No date for oral argument of the appeal has been set. The defendants intend to continue vigorously defending the Consolidated Class Action. Though there can be no assurance that the Company's summary judgment will be upheld on appeal on all counts or as to the ultimate outcome of any portion of the case with respect to which the summary judgment may be reversed, no provision has been made in the accompanying consolidated financial statements for any liability that may result to the Company in such an event.

     On September 21, 1993, a derivative Complaint was filed in the Court of Chancery of the State of Delaware, in and for Newcastle County, by an alleged stockholder of Telxon derivatively on behalf of Telxon. The named defendants are the Company; Robert F. Meyerson, Chairman of the Board and Chief Executive Officer; Dan R. Wipff, then President, Operating Officer and Chief Financial Officer and director; Robert A. Goodman, Corporate Secretary and outside director; Norton W. Rose, outside director and Dr. Raj Reddy, outside director. The Complaint alleges breach of fiduciary duty to the Company and waste of the Company's assets in connection with certain transactions entered into by Telxon and compensation amounts paid by the Company. The Complaint seeks an accounting, injunction, rescission, attorneys' fees and costs. While the Company is nominally a defendant in this derivative action, no monetary relief is sought by the plaintiff from the Company; accordingly, no provisions for any loss nor any related insurance recovery therefor have been made in the accompanying consolidated financial statements. On November 12, 1993, Telxon and the individual director defendants filed a Motion to Dismiss. The plaintiff filed his brief in opposition to the Motion on May 2, 1994, and the defendants filed a final responsive brief. The Motion was argued before the Court on March 29, 1995, and on July 18, 1995, the Court issued its ruling. The Court dismissed all of the claims relating to the plaintiff's allegations of corporate waste. The claims relating to breach of fiduciary duty survived the Motion to Dismiss and are now the subject of discovery, which is in its early stages. The defendants believe that the remaining claims lack merit, and they intend to vigorously defend this action. While the ultimate outcome of this action cannot presently be determined, the Company does not anticipate that this matter will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

8.   Short-Term and Long-Term Financing

     Effective March 31, 1995, the Company amended and restated its revolving credit, term loan and security agreement with two banks. This agreement expires on March 31, 1996 and includes a provision for the extension of the agreement in one-year increments. The agreement provides the Company with a maximum revolving credit facility of $50,000, subject to availability on qualifying accounts receivable and inventory, reduced by the $5,500 term loan exercised by the Company, and bears interest at LIBOR plus 2.5% or the higher of the banks' prime lending rate plus 1% or Federal Funds Rate plus 1.5%. The facility is collateralized by substantially all of the Company's domestic assets. The agreement also contains restrictive covenants, certain of which require the Company to maintain specified levels of net worth and working capital and to meet certain current ratios, debt to net worth ratios, and fixed charge coverages. At September 30 and March 31, 1995, the Company had $29,668 and $25,395 of short-term borrowings outstanding under the revolving credit facility and was in compliance with all restrictive covenants contained in the agreement.

     Principal amounts due under the term loan are funded as revolving credit advances. The funding of $272 in principal due for the quarter ended June 30, 1995 has been treated as non-cash transactions and, accordingly, has been excluded from the 1996 Statement of Cash Flows.

     Effective September 8, 1995, the Company entered into an unsecured revolving credit facility with a third bank maturing April 30, 1996. The agreement provides the Company with a maximum credit facility of $20,000 and bears interest at the bank's Money Market Rate plus 1.75% or LIBOR plus 1.75%, as elected by the Company. As of September 30, 1995, the Company had $20,000 outstanding under this revolving credit facility.

9.   Minority Interests

     The difference between the proceeds resulting from the sale of stock by a subsidiary and the Company's carrying value of such stock is recorded as non-operating gains or losses at the time of the sale. Minority interests then represent the outside shareholders' interest in the cumulative earnings of such subsidiary subsequent to that time.

10.  Non-recurring Transactions and Events

     During the quarter ended September 30, 1995, the Company sold a minority interest in a subsidiary to certain key employees and a third-party business partner. The resulting pre-tax gain of $355 was recorded as other non-operating income.

     Additionally, during the quarter ended September 30, 1995, the Company sold non-exclusive software licenses and manufacturing rights to a third-party business partner. The sale of these rights has been recorded as product revenues. The Company also reduced its estimates of future warranty costs. Revenues recorded under the non-exclusive software licenses and manufacturing rights agreement and the benefit of reduced estimates for warranty costs combined to improve gross profit margins, as a percentage of revenues, by approximately 1%.

11.  Acquisition

     Effective July 13, 1995, the Company acquired the assets and assumed certain liabilities of Virtual Vision, Inc. for $1,900 cash plus a $1,000 promissory note and other obligations of $200. This acquisition was accounted for as a purchase and the resulting goodwill of $3,100 will be amortized over a useful life of 7 years. Virtual Vision is a leading developer of certain "augmented reality" head-mounted systems technology.

12.  Reclassifications

     Certain items in the 1995 consolidated financial statements and notes thereto have been reclassified to conform to the 1996 presentation.

TELXON CORPORATION AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Results of Operations

      Revenues

      Total consolidated revenues for the second quarter and first half of fiscal 1996 increased $15.1 million or 17% and $31.2 million or 17% as compared to the same periods in fiscal 1995. Product revenues increased $11.5 million or 15% and $24.5 million or 16% over those same periods. Product revenues include the sale of Portable Tele-Transaction Computer ("PTC") units, pen-based and touch-screen workslates, hardware accessories, custom application software and software license fees. These increases in product revenues were primarily due to increases in average selling price per PTC unit offset by minor decreases in PTC unit volume due to sales mix trending towards more comprehensive products and systems.

      Customer service revenues for the second quarter and first half of fiscal 1996 increased $3.6 million or 27% and $6.7 million or 26% as compared to the same periods in fiscal 1995. This revenue increase was primarily due to volume increases and growth in the installed base of the Company's products.

      Revenues for the Company's international operations (including Canada) for the second quarter and first half of fiscal 1996 increased $1.2 million or 5% and $6.3 million or 13% as compared to the same periods in fiscal 1995. Changes in currency exchange rates and intercompany hedging activities did not materially affect the results of the Company's international operations.

      The Company anticipates increased consolidated revenues for fiscal 1996 as compared to fiscal 1995.

      Costs of Revenues

      Cost of product revenues as a percentage of product revenues remained substantially unchanged at 58% for the second quarter of fiscal 1996 as compared to the same period in fiscal 1995. Cost of product revenues as a percentage of product revenues decreased to 58% for the first half of fiscal 1996 as compared to 59% for the first half of fiscal 1995. Included in the fiscal 1996 results were adjustments to estimated amounts accrued for warranty costs and revenues related to the sale of non-exclusive software licenses and manufacturing rights to a third-party business partner. These adjustments combined to reduce the second quarter fiscal 1996 cost percentage by approximately 1%.

      Cost of customer service revenues as a percentage of customer service revenues decreased to 56% for the quarter ended September 30, 1995 compared to 59% for the same period in the previous fiscal year.

      Cost of customer service revenues as a percentage of customer service revenues increased to 57% for the first half of fiscal 1996 as compared to 56% for the same period in the previous fiscal year.

      Inventory valuation accounts for the second quarter of fiscal 1996 were increased to cover the risk of obsolescence due to new product introductions and continuing technological change. As of September 30, 1995 inventory valuation accounts increased to $13.5 million or 12% of gross inventory as compared to $10.9 million or 13% or gross inventory as March 31, 1995. The Company anticipates provisions for obsolescence as revenue volumes from new product offerings replace revenue from older products.

      Operating Expenses

      Selling expenses for the second quarter and first half of fiscal 1996 increased $2.0 million or 12% and $5.5 million or 17% as compared to the same periods in fiscal 1995. These increases primarily reflect the increased revenues and related variable expenses.

      Product development and engineering expenses for the second quarter and first half of fiscal 1996 increased $3.2 million or 37% and $5.0 million or 30% as compared to the same periods in fiscal 1995. These increases are primarily attributable to research and development activities related to new product development including wireless data communications and spread spectrum technology, pen-based technology and other product improvements. During the first quarter of fiscal 1996, the Company recognized $1.0 million of development expense reimbursement funding related to a large order from a major customer. The expense reimbursement was offset against the related development expenses incurred, resulting in the net research and development expense amount shown in the Statement of Income. This large order is expected to be delivered primarily in the second half of fiscal 1996.

      General and administrative expenses for the second quarter and first half of fiscal 1996 increased $.4 million or 5% and $.5 million or 3% as compared to the same periods in fiscal 1995. As a percentage of revenues, general and administrative expenses decreased approximately 1% as compared to the same periods in fiscal 1995 as increased corporate resources were offset by the absence of certain severance charges recorded in the first quarter of the prior fiscal year aggregating approximately $.5 million.

      Income Taxes

      The Company's consolidated effective income tax rate for the second quarter and first half of fiscal 1996 was 39%. The consolidated effective income tax rate reflects income before taxes plus nondeductible goodwill amortization, which sum is multiplied by the United States statutory rate and increased by international rate differentials and partially offset by research and development credits.

      Liquidity

      At September 30, 1995, the Company had cash and cash equivalents of $19.0 million, as compared to $31.4 million at March 31, 1995. The Company's current ratio (current assets divided by current liabilities) was 1.8:1 at September 30, 1995 as compared to 2.0:1 at March 31, 1995. The Company's current ratio decreased as working capital (current assets less current liabilities) increased for the changes in inventories of $27.6 million, accounts and notes receivable of $21.3 million, short-term investments of $3.8 million, income taxes payable of

      $2.4 million, accrued liabilities of $1.4 million and other current assets and liabilities of $1.8 million. These working capital increases were offset by a decrease to working capital as a result of the decrease to cash and cash equivalents of $12.4 million and increases in notes payable of $24.3 million and accounts payable and other of $17.0 million.

      Inventory levels, in total, increased at September 30, 1995 as compared to those recorded at March 31, 1995 as purchased components were procured and work-in process inventories were increased for anticipated increased production levels in the second half of fiscal 1996. Investments in accounts receivable increased due to the high revenue volumes experienced in the later half of the second quarter. Days sales outstanding increased to 88 days at September 30, 1995 as compared to 77 days at March 31, 1995. Accounts and notes payable increased primarily due to increased manufacturing inventory levels and other working capital requirements.

      The Company believes that available cash and cash equivalents, internally generated funds and credit availability, will be sufficient to meet working capital requirements for the next twelve months.

      Cash Flows from Operating Activities

      Net cash used in operating activities was $26.2 million for the six months ended September 30, 1995 as compared to net cash provided by operating activities of $.9 million for the same period in fiscal 1995. Cash flows for first half of fiscal 1996, as compared to the same period in fiscal 1995, were positively impacted by the change in cash flow impact of accounts payable and accrued liabilities of $29.7 million, the increase in net income of $2.1 million, and other positive cash flow items aggregating $1.7 million. These positive impacts were offset by negative cash flow impacts in inventories of $29.3 million, accounts and notes receivable of $18.0 million, income taxes payable of $3.6 million, short-term investments of $3.8 million, refundable income taxes of $2.0 million, non-cash charges of $2.0 million and other items aggregating $1.9 million.

      Investing Activities

      The Company invested $9.3 million in capital equipment during the second quarter of fiscal 1996, an increase of $.8 million as compared to the same period of fiscal 1995. Payments related to acquisitions increased $1.6 million to $2.4 million due to the acquisition of Virtual Vision, a leading developer of certain "augmented reality" head-mounted systems technology during the second quarter.

      Financing Activities

      Cash flows from financing activities increased $15.3 million during the first half of fiscal 1996 as compared with the same period in fiscal 1995. This increase was primarily due to the borrowing on notes payable of $13.5 million and increased proceeds from the exercise of stock options of $2.0 million.

      Effective March 31, 1995, the Company amended and restated its revolving credit, term loan and security agreement with two banks which expires March 31, 1996. The agreement calls for a credit limit of $50 million subject to availability on qualifying accounts receivable and inventory and bears interest at LIBOR plus 2.5% or the higher of the banks' prime rate plus 1% or the Federal Funds Rate plus 1.5%. At September 30, 1995, the Company had $33.9 million outstanding under this agreement. The Company anticipates continued borrowing under this agreement during fiscal 1996.

      Effective September 8, 1995, the Company entered into an unsecured revolving credit facility with a third bank maturing April 30, 1996. The agreement provides the Company with a maximum credit facility of $20 million and bears interest at the bank's Money Market Rate plus 1.75% or LIBOR 1.75%, as elected by the Company. As of September 30, 1995, the Company had $20 million outstanding under this revolving credit facility.

                       TELXON CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

        See footnote 6 to the consolidated financial statements provided in Part I of this Quarterly Report on Form 10-Q for a discussion of the material pending legal proceedings to which the Company is a party, which footnote discussion is incorporated in this Part II by this reference.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The Company held its Annual Meeting of Stockholders on August 31, 1995 (the "Annual Meeting").

        (b) The matters voted upon by the Company's stockholders at the Annual Meeting included the election of two directors of the class to hold office until the 1998 annual meeting of stockholders. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected.

        (c) The following five matters were voted upon by the Company's stockholders at the Annual Meeting:

               (1) The election of two directors of the class to hold office until the 1998 Annual Meeting of Stockholders or until their successors are elected and qualified. The following votes were cast for each director nominee:

                      For the election of John H. Cribb;

                             Votes for:                     14,458,405
                             Votes withheld:                    47,522

                      For the election of Richard J. Bogomolny;

                             Votes for:                     14,447,471
                             Votes withheld:                    58,456

               (2) The approval of amendments to the Telxon Corporation 1990 Stock Option Plan for employees. The following votes were cast:

                             Votes for:                     7,427,938
                             Votes against:                 3,914,615
                             Votes abstained:                  51,675
                             Broker non-votes:              3,111,699

               (3) The approval of amendments to the Telxon Corporation 1990 Stock Option Plan for Non-Employee Directors. The following votes were cast:

                             Votes for:                     7,772,804
                             Votes against:                 3,347,209
                             Votes abstained:                  62,059
                             Broker non-votes:              3,323,855

               (4) The approval of the Telxon Corporation 1995 Employee Stock Purchase Plan. The following votes were cast:

                             Votes for:                     9,511,344
                             Votes against:                   894,047
                             Votes abstained:                  49,834
                             Broker non-votes:              4,050,702

               (5) The consideration of a stockholder proposal "that the Board of Directors shall be requested to take steps to establish a meaningful dividend on the common stock." The following votes were cast:

                             Votes for:                       759,534
                             Votes against:                 8,692,765
                             Votes abstained:               1,085,837
                             Broker non-votes:              3,967,791


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

                3.1 Restated Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit No. 3.1 to Registrant's Form 10-K filed for the year ended March 31, 1993.

                3.2 Amended and Restated By-Laws of Registrant, as amended, incorporated herein by reference to Exhibit No. 2(b) to Registrant's Registration Statement on Form 8-A with respect to its Common Stock filed pursuant to Section 12(g) of the Securities Exchange Act, as amended by Amendment No. 1 thereto filed under cover of a Form 8.

                4.1 Portions of the Restated Certificate of Incorporation of Registrant pertaining to the rights of holders of Registrant's Common Stock, par value $.01 per share incorporated herein by reference to Exhibit 3.1 to Registrant's Form 10-K for the year ended March 31, 1993.

                4.2 Text of form of Certificate for the Registrant's Common Stock, par value $.01 per share, and description of graphic and image material appearing thereon, incorporated herein by reference to Exhibit 4.2 to the Registrant's Form 10-Q filed for the quarter ended June 30, 1995.

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

                        10.1.3 1990 Stock Option Plan for employees of the Registrant, as amended, filed herewith.

                        10.1.4 1990 Stock Option Plan for Non-Employee Directors of the Registrant, as amended, filed herewith.

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

                        10.1.7 1995 Employee Stock Purchase Plan of the Registrant, as amended, filed herewith.

                        10.1.8 Description of compensation arrangements between the Registrant and Robert F. Meyerson, Chairman of the Board of Registrant, incorporated herein by reference to 10.1.7 to Registrant's Form 10-Q filed for the quarter ended June 30, 1995.

                        10.1.9 Employment Agreement between Telxon Products, Inc., a wholly owned subsidiary of the Registrant, and Dan R. Wipff, dated September 29, 1994, incorporated herein by reference to Exhibit 10.1.8 to Registrant's Form 10-Q filed for the quarter ended September 30, 1994.

                        10.1.10 Consulting Agreement between the Registrant and Accipiter Corporation, dated March 6, 1992, incorporated herein by reference to
                                    Exhibit 10.17 to the Registrant's Form 10-K filed for the year ended March 31, 1992.

                        10.1.11 Services and Non-Competition Agreement, dated as of January 18, 1993, among Accipiter Corporation, Robert F. Meyerson and the Registrant, incorporated herein by reference to Exhibit 10.28 to the Registrant's Form 10-Q filed for the quarter ended December 31, 1992.

                        10.1.12 Employment Agreement between the Registrant and John H. Cribb effective as of April 1, 1993, incorporated herein by reference to
                                    Exhibit 10.1.11 to Registrant's Form 10-K filed for the year ended March 31, 1994.

                        10.1.13 Severance and Settlement Agreement, dated as of December 23, 1992, between the Registrant and Raymond D. Meyo, incorporated herein by reference to Exhibit 10.26 to the Registrant's Form 10-Q filed for the quarter ended December 31, 1992.

                        10.1.14 Consulting Agreement, dated as of December 23, 1992, between the Registrant and Raymond
                                    D. Meyo, incorporated herein by reference to
                                    Exhibit 10.26 to the Registrant's Form 10-Q filed for the quarter ended December 31, 1992.

                        10.1.15 Employment Agreement between the Registrant and D. Michael Grimes, dated as of February 25, 1993, incorporated herein by reference to Exhibit 10.1.14 to the Registrant's Form 10-K filed for the year ended March 31, 1993.

                        10.1.16 Employment Agreement between the Registrant and William J. Murphy, dated as of March 12, 1993, incorporated herein by reference to
                                    Exhibit 10.1.15 to the Registrant's Form
                                    10-K filed for the year ended March 31,
                                    1993.

                        10.1.17 Employment Agreement between the Registrant and Frank Brick, effective as of October 15, 1993, incorporated herein by reference to
                                    Exhibit 10.1.16 on Registrant's Form 10-Q filed for the quarter ended September 30, 1994.

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

                       10.2.3 Commercial Lease and Condominium Lease Agreement between Itronix Corporation, a wholly owned subsidiary of the Registrant, and Metropolitan Mortgage & Securities Company, Inc., dated May 26, 1994, incorporated herein by reference to Exhibit
                                    10.2.3 to Registrant's Form 10-K for the year ended March 31, 1995.

              10.3     Credit Agreements of the Registrant.

                       10.3.1 Amended and Restated Revolving Credit, Term Loan and Security Agreement between the Registrant and the Bank of New York Commercial Corporation, dated as of March 31, 1995, incorporated herein by reference to Exhibit 10.3 to Registrant's Form 10-K for the year ended March 31, 1995.

                       10.3.1a Amendment No. 1, dated as of June 16, 1995, to the Amended and Restated Revolving Credit, Term Loan and Security Agreement between the Registrant and the Bank of New York Commercial Corporation, incorporated herein by reference to Exhibit 10.3.1 to Registrant's Form 10-K for the year ended March 31, 1995.

                       10.3.2 Business Purpose Revolving Promissory Note made by the Registrant in favor of Bank One, Akron, NA, dated September 8, 1995, and related Letter Agreement between them of even date, filed herewith.

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

                       10.5.1 Notice of Termination by WSACO, Inc., as contemplated by Section 5.7 of the Plan and Agreement of Merger, of Amended and Restated Consulting Agreement between Accipiter Corporation and Teletransaction, Inc., incorporated herein by reference to Exhibit
                                    10.7.1 to Registrant's Form 10-K for the year ended March 31, 1993.

              10.6 Agreement for Sale and Licensing of Assets between AST Research, Inc. and PenRight! Corporation, a wholly owned subsidiary of the Registrant, dated as of January 26, 1994, incorporated herein by reference to Exhibit 10.11 to the Registrant's Form 10-Q for the quarter ended December 31, 1993.

              10.7 Agreement of Purchase and Sale of Assets by and among Vision Newco, Inc., a wholly owned subsidiary of the Registrant, Virtual Vision, Inc., as debtor and debtor in possession, and the Official Unsecured Creditors' Committee, on behalf of the bankruptcy estate of Virtual Vision, dated as of July 13, 1995, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q filed for the quarter ended June 30, 1995.

             10.8 Subscription Agreement by and among New Meta Licensing Corporation, a wholly owned subsidiary of the Registrant, and certain officers of the Registrant as Purchasers, filed herewith.

             10.9 Shareholder Agreement by and among New Meta Licensing Corporation, a wholly owned subsidiary of the Registrant, and its Shareholders, including the officers of the Registrant party to the Subscription Agreement included as Exhibit 10.8 to this Quarterly Report on Form 10-Q, filed herewith.

             11 Computation of Common Shares outstanding and earnings per share for the six months ended September 30, 1995 and 1994, filed herewith.

              27 Financial Data Schedule as of September 30, 1995, filed herewith.

(b)     Reports on Form 8-K

        No Current Report on Form 8-K was filed by the Registrant during the fiscal quarter ended September 30, 1995 for which this Quarterly Report on Form 10-Q is filed.

                       TELXON CORPORATION AND SUBSIDIARIES

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date:     November 14, 1995

                                            TELXON CORPORATION
                                            ------------------
                                               (Registrant)

                                            /s/        Kenneth W. Haver
                                            ------------------------------------
                                                       Kenneth W. Haver

                                            Senior Vice President,
                                            Chief Financial Officer
                                            (Principal Financial Officer)
                                            and Treasurer

                               TELXON CORPORATION

                                   EXHIBITS TO

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                INDEX TO EXHIBITS

Page
----

    *           3.1     Restated Certificate of Incorporation of Registrant,
                        incorporated herein by reference to Exhibit No. 3.1 to Registrant's Form 10-K filed for the year ended March
                        31, 1993.

    *           3.2     Amended and Restated By-Laws of Registrant, as amended,
                        incorporated herein by reference to Exhibit No. 2(b) to Registrant's Registration Statement on Form 8-A with respect to its Common Stock filed pursuant to Section
                        12(g) of the Securities Exchange Act, as amended by Amendment No. 1 thereto filed under cover of a Form 8.

    *           4.1     Portions of the Restated Certificate of Incorporation of
                        Registrant pertaining to the rights of holders of Registrant's Common Stock, par value $.01 per share incorporated herein by reference to Exhibit 3.1 to Registrant's Form 10-K for the year ended March 31,
                        1993.

    *           4.2     Text of form of Certificate for the Registrant's Common
                        Stock, par value $.01 per share, and description of graphic and image material appearing thereon, incorporated herein by reference to Exhibit 4.2 to the Registrant's Form 10-Q filed for the quarter ended June
                        30, 1995.

    *           4.3     Rights Agreement between Registrant and AmeriTrust
                        Company National Association, as Rights Agent, dated as of August 25, 1987, incorporated herein by reference to
                        Exhibit 2(c) to Amendment No. 1, dated May 21, 1992, to
                        Registrant's Registration Statement on Form 8-A, filed
                        December 19, 1983, with respect to Registrant's Common
                        Stock.

    *                   4.3.1       Form of Rights Certificate (included as
                                    Exhibit A to the Rights Agreement included as Exhibit 4.3 to this Quarterly Report on Form 10-Q). Until the Distribution Date (as defined in the Rights Agreement), the Rights
                                    Agreement provides that the common stock purchase rights created thereunder are evidenced by the certificates for
                                    Registrant's Common Stock (the text of which and description thereof is included as
                                    Exhibit 4.2 to this Quarterly Report on Form
                                    10-Q, which stock certificates are deemed also to be certificates for such common stock purchase rights) and not by separate
                                    Rights Certificates; as soon as practicable after the Distribution Date, Rights
                                    Certificates will be mailed to each holder of Registrant's Common Stock as of the close of business on the Distribution Date.

Page
----

    *           4.4     Indenture by and between the Registrant and AmeriTrust
                        Company National Association, as Trustee, dated as of June 1, 1987, regarding Registrant's 7-1/2% Convertible
                        Subordinated Debentures Due 2012, incorporated herein by reference to Exhibit 4.2 to Registrant's Registration
                        Statement on Form S-3, Registration No. 33-14348, filed
                        May 18, 1987.

    *                   4.4.1       Form of the Registrant's 7-1/2% Convertible
                                    Subordinated Debentures Due 2012 (set forth in the Indenture included as Exhibit 4.4 to this Quarterly Report on Form 10-Q).

               10.1     Compensation and Benefits Plans of the Registrant.

    *                   10.1.1      Amended and Restated Retirement and Uniform
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

    *                               10.1.2.a       Amendment, dated January 31,
                                                   1990, incorporated herein by
                                                   reference to Exhibit 10.1.2.a
                                                   to Registrant's Form 10-K
                                                   filed for the year ended
                                                   March 31, 1994.

   **                   10.1.3      1990 Stock Option Plan for employees of the
                                    Registrant, as amended, filed herewith.

   **                   10.1.4      1990 Stock Option Plan for Non-Employee
                                    Directors of the Registrant, as amended, filed herewith.

Page
----

    *                   10.1.5      Non-Qualified Stock Option Agreement
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
                                                   1994.

   **                   10.1.7      1995 Employee Stock Purchase Plan of the
                                    Registrant, as amended, filed herewith.

    *                   10.1.8      Description of compensation arrangements
                                    between the Registrant and Robert F.
                                    Meyerson, Chairman of the Board of
                                    Registrant, incorporated herein by
                                    reference to Exhibit 10.1.7 to
                                    Registrant's Form 10-Q filed for the
                                    quarter ended June 30, 1995.

    *                   10.1.9      Employment Agreement between Telxon
                                    Products, Inc., a wholly owned subsidiary of the Registrant, and Dan R. Wipff, dated
                                    September 29, 1994, incorporated herein by reference to Exhibit 10.1.8 to Registrant's
                                    Form 10-Q filed for the quarter ended
                                    September 30, 1994.

    *                   10.1.10     Consulting Agreement between the Registrant
                                    and Accipiter Corporation, dated March 6,
                                    1992, incorporated herein by reference to
                                    Exhibit 10.17 to the Registrant's Form 10-K filed for the year ended March 31, 1992.

    *                   10.1.11     Services and Non-Competition Agreement,
                                    dated as of January 18, 1993, among
                                    Accipiter Corporation, Robert F. Meyerson and the Registrant, incorporated herein by reference to Exhibit 10.28 to the Registrant's Form 10-Q filed for the quarter ended December 31, 1992.

Page
----

    *                   10.1.12     Employment Agreement between the Registrant
                                    and John H. Cribb effective as of April 1,
                                    1993, incorporated herein by reference to
                                    Exhibit 10.1.11 to Registrant's Form 10-K filed for the year ended March 31, 1994.

    *                   10.1.13     Severance and Settlement Agreement, dated
                                    as of December 23, 1992, between the
                                    Registrant and Raymond D. Meyo,
                                    incorporated herein by reference to Exhibit
                                    10.26 to the Registrant's Form 10-Q filed for the quarter ended December 31, 1992.

    *                   10.1.14     Consulting Agreement, dated as of December
                                    23, 1992, between the Registrant and Raymond
                                    D. Meyo, incorporated herein by reference to
                                    Exhibit 10.26 to the Registrant's Form 10-Q filed for the quarter ended December 31, 1992.

    *                   10.1.15     Employment Agreement between the Registrant
                                    and D. Michael Grimes, dated as of February
                                    25, 1993, incorporated herein by reference to Exhibit 10.1.14 to the Registrant's Form
                                    10-K filed for the year ended March 31,
                                    1993.

    *                   10.1.16     Employment Agreement between the Registrant
                                    and William J. Murphy, dated as of March 12,
                                    1993, incorporated herein by reference to
                                    Exhibit 10.1.15 to the Registrant's Form
                                    10-K filed for the year ended March 31,
                                    1993.

    *                   10.1.17     Employment Agreement between the Registrant
                                    and Frank Brick, effective as of October 15, 1993, incorporated herein by reference to
                                    Exhibit 10.1.16 on Registrant's Form 10-Q filed for the quarter ended September 30, 1994.

    *                   10.1.18     Employment Agreement between the Registrant
                                    and David B. Swank, effective as of August
                                    22, 1994, incorporated herein by reference to Exhibit 10.1.18 to Registrant's Form 10-Q filed for the quarter ended September 30, 1994.

              10.2      Material Leases of the Registrant.

    *                   10.2.1      Lease between Registrant and 3330 W. Market
                                    Properties, dated as of December 30, 1986, incorporated herein by reference to Exhibit
                                    10.2.1 to Registrant's Form 10-K filed for the year ended March 31, 1994.

    *                   10.2.2      Lease between Itronix Corporation, a wholly
                                    owned subsidiary of the Registrant, and
                                    Hutton Settlement, Inc., dated as of April
                                    5, 1993, incorporated herein by reference to
                                    Exhibit 10.2.3 to the Registrant's Form 10-K filed for the year ended March 31, 1993.

Page
----

   *                   10.2.3      Commercial Lease and Condominium Lease
                                   Agreement between Itronix Corporation, a wholly owned subsidiary of the Registrant, and Metropolitan Mortgage & Securities
                                   Company, Inc., dated May 26, 1994,
                                   incorporated herein by reference to Exhibit
                                   10.2.3 to Registrant's Form 10-K for the year ended March 31, 1995.

    *          10.3    Credit Agreements of the Registrant.

                       10.3.1 Amended and Restated Revolving Credit, Term Loan and Security Agreement between the Registrant and the Bank of New York Commercial Corporation, dated as of March 31, 1995, incorporated herein by reference to Exhibit 10.3 to Registrant's Form 10-K for the year ended March 31, 1995.

    *                  10.3.1a      Amendment No. 1, dated as of June 16, 1995,
                                    to the Amended and Restated Revolving
                                    Credit, Term Loan and Security Agreement between the Registrant and the Bank of New
                                    York Commercial Corporation, incorporated herein by reference to Exhibit 10.3.1 to Registrant's Form 10-K for the year ended
                                    March 31, 1995.

    **                 10.3.2       Business Purpose Revolving Promissory Note
                                    made by the Registrant in favor of Bank
                                    One, Akron, NA, dated September 8, 1995, and related Letter Agreement between them of even date, filed herewith.

    *          10.4    Amended and Restated Agreement between the Registrant
                       and Symbol Technologies, Inc., dated as of September 30,
                       1992, incorporated herein by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended March 31, 1993.

    *          10.5    Plan and Agreement of Merger, dated as of January 18,
                       1993, among the Registrant, WSACO, Inc. and
                       Tele-transaction, Inc., incorporated herein by reference to Exhibit 10.29 to the Registrant's Form 10-Q filed for the quarter ended December 31, 1992.

    *                  10.5.1       Notice of Termination by WSACO, Inc., as
                                    contemplated by Section 5.7 of the Plan and Agreement of Merger, of Amended and Restated Consulting Agreement between
                                    Accipiter Corporation and Teletransaction,
                                    Inc., incorporated herein by reference to
                                    Exhibit 10.7.1 to Registrant's Form 10-K for the year ended March 31, 1993.

    *          10.6    Agreement for Sale and Licensing of Assets between AST
                       Research, Inc. and PenRight! Corporation, a wholly owned subsidiary of the Registrant, dated as of January 26, 1994, incorporated herein by reference to Exhibit 10.11 to the Registrant's Form 10-Q for the quarter ended
                       December 31, 1993.

    *          10.7    Agreement of Purchase and Sale of Assets by and among
                       Vision Newco, Inc., a wholly owned subsidiary of the Registrant, Virtual Vision, Inc., as debtor and debtor in possession, and the Official Unsecured Creditors'
                       Committee, on behalf of the bankruptcy estate of Virtual
                       Vision dated as of July 13, 1995, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q filed for the quarter ended June 30, 1995.

Page
----

   **          10.8    Subscription Agreement by and among New Meta Licensing
                       Corporation, a wholly owned subsidiary of the Registrant, and certain officers of the Registrant as Purchasers, filed herewith.

   **          10.9    Shareholder Agreement by and among New Meta Licensing
                       Corporation, a wholly owned subsidiary of the Registrant, and its Shareholders, including the officers of the Registrant party to the Subscription Agreement included as Exhibit 10.8 to this Quarterly Report on Form 10-Q, filed herewith.

   **          11      Computation of Common Shares outstanding and earnings
                       per share for the six months ended September 30, 1995 and 1994, filed herewith.

   **          27      Financial Data Schedule as of September 30, 1995, filed
                       herewith.


-----------------------------------
        *      Previously filed

        **     Filed herewith