Form 10-Q
period 1995-12-31
TELXON CORP
filed 1996-02-13
CIK 352495

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-Q



         [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1995

                                       or

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ____________ to ____________


                       Commission file number ___0-11402___


                              TELXON CORPORATION
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                      74-1666060
-------------------------------             -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


3330 West Market Street, Akron, Ohio                               44333
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

     Registrant's Telephone Number, Including Area Code ____(216) 867-3700____


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes _X_.   No ___.

At December 31, 1995, there were 16,046,668 outstanding shares of the registrant's Common Stock, $.01 par value per share ("Common Stock").

                      TELXON CORPORATION AND SUBSIDIARIES
       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                                                                                                                   Page No.
                                                                                                                   --------
PART I.              FINANCIAL INFORMATION:

         Item 1:     Consolidated Financial Statements
                              Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3
                              Statement of Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4
                              Statement of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5
                              Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . .       6-10

         Item 2:          Management's Discussion and Analysis of Financial
                              Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . .      11-14

PART II.             OTHER INFORMATION:

         Item 1:          Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15

         Item 6:          Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . .      15-21

                        PART I.   FINANCIAL INFORMATION

                  ITEM 1:   CONSOLIDATED FINANCIAL STATEMENTS

                      TELXON CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)

                                                                                          December 31,             March 31,
                                                                                              1995                    1995
                                                                                          -----------               ---------
ASSETS                                                                                    (Unaudited)
Current assets:
     Cash (including cash equivalents of $2,443
          and $21,872)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 24,305                $ 31,364
     Short-term investments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,349                      --
     Accounts receivable, net of allowance for
          doubtful accounts of $2,010 and $1,832  . . . . . . . . . . . . . . . . . . .      131,772                  84,468
     Notes and other accounts receivable  . . . . . . . . . . . . . . . . . . . . . . .       23,079                   6,256
     Refundable income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,549                     935
     Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       90,890                  72,078
     Prepaid expenses and other   . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,088                  10,192
                                                                                            --------                --------
                    Total current assets  . . . . . . . . . . . . . . . . . . . . . . .      284,032                 205,293
     Property and equipment, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .       51,631                  45,887
     Intangible and other assets, net   . . . . . . . . . . . . . . . . . . . . . . . .       27,986                  24,947
                                                                                            --------                --------
                    Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $363,649                $276,127
                                                                                            ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 10,735                $ 25,395
     Current portion of long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .        2,227                   1,343
     Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       37,728                  33,466
     Capital lease obligations due within one
          year    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          801                     769
     Income taxes payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,730                   8,315
     Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       34,817                  34,388
                                                                                            --------                 -------
                    Total current liabilities                                                 94,038                 103,676
     Capital lease obligations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,703                   1,729
     Convertible subordinated debentures  . . . . . . . . . . . . . . . . . . . . . . .      107,224                  24,734
     Long-term debt   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,241                   5,246
     Other long-term liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,299                   2,164
                                                                                            --------                --------
                    Total liabilities   . . . . . . . . . . . . . . . . . . . . . . . .      210,505                 137,549
                                                                                            --------                --------
Stockholders' equity:
     Preferred Stock, $1.00 par value per share;
          500,000 shares authorized, none issued  . . . . . . . . . . . . . . . . . . .          --                      --
     Common Stock, $.01 par value per share;
          50,000,000 shares authorized, 16,046,668
          and 15,623,249 shares outstanding   . . . . . . . . . . . . . . . . . . . . .          160                    156
     Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . . . . . . . .       84,952                 78,548
     Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       71,031                 62,954
     Equity adjustment for foreign currency
          translation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,097)                (1,525)
     Unearned compensation relating to restricted
          stock awards  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (902)                (1,555)
                                                                                            --------               --------
                    Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .      153,144                138,578
                                                                                            --------               --------
     Commitments and contingencies  . . . . . . . . . . . . . . . . . . . . . . . . . .          --                      --
                                                                                            --------               --------
                    Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $363,649               $276,127
                                                                                            ========               ========

The accompanying notes are an integral part of these consolidated financial statements.

                      TELXON CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
              (In thousands, except shares and per share amounts)
                                  (Unaudited)


                                                                     Three Months                      Nine Months
                                                                   Ended December 31,               Ended December 31,
                                                                  1995            1994             1995            1994
                                                                --------         ------           --------        ------
Revenues:
     Product      . . . . . . . . . . . . . . . . . . . . .     $113,247         $84,129          $291,382        $237,716
     Customer service . . . . . . . . . . . . . . . . . . .       17,783          14,067            50,205          39,799
                                                                --------         -------          --------        --------
         Total revenues                                          131,030          98,196           341,587         277,515

Cost of revenues:
     Product      . . . . . . . . . . . . . . . . . . . . .       68,461          49,946           171,935         139,835
     Customer service   . . . . . . . . . . . . . . . . . .       10,078           8,407            28,518          22,788
                                                                --------         -------          --------        --------
          Total cost of revenues  . . . . . . . . . . . . .       78,539          58,353           200,453         162,623
                                                                --------         -------          --------        --------

     Gross profit     . . . . . . . . . . . . . . . . . . .       52,491          39,843           141,134         114,892
                                                                --------         -------          --------        --------
Operating expenses:
     Selling expenses   . . . . . . . . . . . . . . . . . .       21,257          16,614            59,673          49,559
     Product development and
       engineering expenses   . . . . . . . . . . . . . . .       12,704           9,193            34,318          25,782
     General and administrative
       expenses       . . . . . . . . . . . . . . . . . . .       10,750           8,297            28,991          26,033
                                                                --------         -------          --------        --------
          Total operating expenses  . . . . . . . . . . . .       44,711          34,104           122,982         101,374

          Income from operations  . . . . . . . . . . . . .        7,780           5,739            18,152          13,518

Interest income       . . . . . . . . . . . . . . . . . . .          157             135               451             396
Interest expense      . . . . . . . . . . . . . . . . . . .       (1,948)         (1,209)           (4,646)         (3,483)
Other non-operating income  . . . . . . . . . . . . . . . .          787              --             1,142              --
                                                                --------         -------          --------        --------

          Income before income taxes  . . . . . . . . . . .        6,776           4,665            15,099          10,431

Provision for income taxes  . . . . . . . . . . . . . . . .        2,571           2,201             5,854           5,075
                                                                --------         -------          --------        --------
          Net income  . . . . . . . . . . . . . . . . . . .     $  4,205         $ 2,464          $  9,245        $  5,356
                                                                ========         =======          ========        ========

Earnings per common and common
   equivalent share:

          Net income per share  . . . . . . . . . . . . . .     $    .26         $   .16          $    .57        $    .34
                                                                ========         =======          ========        ========

Average number of common and
   common equivalent shares
   outstanding      . . . . . . . . . . . . . .               16,302,000      15,620,000        16,301,000      15,788,000
                                                              ==========      ==========        ==========      ==========


The accompanying notes are an integral part of these consolidated financial statements

                      TELXON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                   Nine Months Ended December 31,
                                                                                   ------------------------------
                                                                                     1995                   1994
                                                                                   --------                ------
Cash flows from operating activities:
   Net income     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  9,245                $ 5,356

   Adjustments to reconcile net income to
      net cash (used in) provided by operating activities:
          Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .    16,334                 15,923
          Non-cash compensation related to
             restricted stock awards  . . . . . . . . . . . . . . . . . . . . . .       653                    538
          Provision for doubtful accounts   . . . . . . . . . . . . . . . . . . .     1,427                    936
          Provision for inventory obsolescence  . . . . . . . . . . . . . . . . .     4,919                  5,444
          Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . .    (1,034)                   (70)
          Gain on sale of subsidiary stock  . . . . . . . . . . . . . . . . . . .      (355)                    --
          Loss on disposal of assets  . . . . . . . . . . . . . . . . . . . . . .       213                    671
          Gain on investment  . . . . . . . . . . . . . . . . . . . . . . . . . .      (787)                    --
          Changes in assets and liabilities:
               Short-term investments   . . . . . . . . . . . . . . . . . . . . .    (1,349)                    --
               Accounts and notes receivable  . . . . . . . . . . . . . . . . . .   (65,497)                (6,374)
               Refundable income taxes  . . . . . . . . . . . . . . . . . . . . .    (1,614)                 1,070
               Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . .   (23,784)                    89
               Prepaid expenses and other   . . . . . . . . . . . . . . . . . . .     1,217                    299
               Intangible and other assets  . . . . . . . . . . . . . . . . . . .    (1,471)                     8
               Accounts payable and accrued
                   liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .     4,979                (10,786)
               Income taxes payable   . . . . . . . . . . . . . . . . . . . . . .      (559)                 2,885
               Other long-term liabilities  . . . . . . . . . . . . . . . . . . .       768                 (1,201)
                                                                                   --------                -------
                          Total adjustments . . . . . . . . . . . . . . . . . . .   (65,940)                 9,432
                                                                                   --------                -------

     Net cash (used in) provided by operating
          activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (56,695)                14,788

Cash flows from investing activities:
   Additions to property and equipment  . . . . . . . . . . . . . . . . . . . . .   (16,231)               (11,249)
   Payments for acquisitions, net of cash
          acquired  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,401)                (1,092)
   Short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --                    (37)
   Software investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (808)                  (576)
                                                                                   --------                -------

   Net cash used in investing
      activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (19,440)               (12,954)

Cash flows from financing activities:
   Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (15,475)                 2,641
   Principal payments on capital leases   . . . . . . . . . . . . . . . . . . . .      (660)                  (453)
   Principal payments for long-term borrowing   . . . . . . . . . . . . . . . .        (190)                  (179)
   Debt issue costs paid    . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,063)                    --
   Proceeds from issuance of convertible
      subordinated notes    . . . . . . . . . . . . . . . . . . . . . . . . . . .    82,500                     --
   Proceeds from exercise of stock options
      (includes tax benefit)  . . . . . . . . . . . . . . . . . . . . . . . . . .     5,230                  1,545
                                                                                   --------                -------

   Net cash provided by financing activities  . . . . . . . . . . . . . . . . . .    69,342                  3,554

   Effect of exchange rate changes on cash  . . . . . . . . . . . . . . . . . . .      (266)                   343
                                                                                   --------                -------

   Net (decrease) increase in cash and cash
      equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (7,059)                 5,731
   Cash and cash equivalents at beginning
      of period   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    31,364                 24,041
                                                                                   --------                -------
   Cash and cash equivalents at end of
      period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 24,305                $29,772
                                                                                   ========                =======


The accompanying notes are an integral part of these consolidated financial statements.

                      TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Management Representation

The consolidated financial statements of Telxon Corporation and its subsidiaries (the "Company") have been prepared without audit. In the opinion of the Company all adjustments, consisting of normal recurring adjustments necessary for a fair statement of results for the interim periods have been made. The statements, which do not include all of the information and notes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the audited consolidated financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

2.   Short-term Investments

     Short-term investments consist of trading securities.

3.   Earnings Per Share

Computations of earnings per common and common equivalent share of common stock are based on the weighted average number of common shares outstanding during the period increased by the net shares issuable on the assumed exercise of stock options using the treasury stock method. All securities having a dilutive effect on earnings per share and convertible securities for which the conversion price for dilution has not been attained have been excluded from such computations. Common stock purchase rights outstanding under the Company's stockholder rights plan, which potentially have a dilutive effect, have been excluded from the weighted common shares computation as preconditions to the exercisability of such rights were not satisfied.

4.   Inventories

     Inventories consisted of the following (in thousands):

                                            December 31, 1995
                                               (Unaudited)      March 31, 1995
                                            -----------------   --------------

     Purchased components   . . . . . . . . . .  $47,000         $40,958
     Work-in-process  . . . . . . . . . . . . .   21,907          16,376
     Finished goods   . . . . . . . . . . . . .   21,983          14,744
                                                 -------         -------
                                                 $90,890         $72,078
                                                 =======         =======

5.   Accrued Liabilities

     Accrued liabilities consisted of the following (in thousands):

                                             December 31, 1995
                                                (Unaudited)      March 31, 1995
                                             -----------------   --------------
     Accrued payroll and other employee
          compensation  . . . . . . . . . . . . .  $7,585          $10,130
     Accrued commissions  . . . . . . . . . . . .   3,289            2,355
     Accrued taxes other than payroll
          and income taxes  . . . . . . . . . . .   4,459            2,570
     Deferred customer service revenues   . . . .  12,319           11,924
     Accrued royalties  . . . . . . . . . . . . .   1,944            2,280
     Other accrued liabilities  . . . . . . . . .   5,221            5,129
                                                  -------          -------
                                                  $34,817          $34,388
                                                  =======          =======

6.   Supplemental Cash Flow Information

                                           Nine Months Ended December 31,
                                             1995                 1994
                                           --------              ------
                                                   (Unaudited)
                                                 (In thousands)
     Cash paid during the period for:
          Interest                           $4,557             $3,770
          Income taxes                        4,432              1,053

     Capital lease additions are non-cash transactions and, accordingly, $666 and $2,157 has been excluded from property and equipment additions in the fiscal 1996 and fiscal 1995 Statement of Cash Flows, respectively.

7.   Litigation and Contingencies

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

     Following the completion of discovery (other than of experts), each defendant filed a Motion for Summary Judgment on May 19, 1995, all of which were opposed by the plaintiffs. On September 14, 1995, the Court granted each defendant summary judgment on all counts. The plaintiffs have appealed the granting of summary judgment to the defendants to the United States Sixth Circuit Court of Appeals, and the Company presently expects that the parties' briefing of the appeal may be completed during the fourth quarter of fiscal 1996. No date for oral argument of the appeal has been set. The defendants intend to continue vigorously defending the Consolidated Class Action. Though there can be no assurance that the Company's summary judgment will be upheld on appeal on all counts or as to the ultimate outcome of any portion of the case with respect to which the summary judgment may be reversed, no provision has been made in the accompanying consolidated financial statements for any liability that may result to the Company in such an event.

    On September 21, 1993, a derivative Complaint was filed in the Court of Chancery of the State of Delaware, in and for Newcastle County, by an alleged stockholder of Telxon derivatively on behalf of Telxon. The named defendants are the Company; Robert F. Meyerson, Chairman of the Board and Chief Executive Officer; Dan R. Wipff, then President, Operating Officer and Chief Financial Officer and director; Robert A. Goodman, Corporate Secretary and outside director; Norton W. Rose, outside director and Dr. Raj Reddy, outside director. The Complaint alleges breach of fiduciary duty to the Company and waste of the Company's assets in connection with certain transactions entered into by Telxon and compensation amounts paid by the Company. The Complaint seeks an accounting, injunction, rescission, attorneys' fees and costs. While the Company is nominally a defendant in this derivative action, no monetary relief is sought by the plaintiff from the Company; accordingly, no provision for any loss has been made in the accompanying financial statements. Nor has any provision been made for any related insurance recovery for any such loss. On November 12, 1993, Telxon and the individual director defendants filed a Motion to Dismiss. The plaintiff filed his brief in opposition to the Motion on May 2, 1994, and the defendants filed a final responsive brief. The Motion was argued before the Court on March 29, 1995, and on July 18, 1995, the Court issued its ruling. The Court dismissed all of the claims relating to the plaintiff's allegations of corporate waste. The claims relating to breach of fiduciary duty survived the Motion to Dismiss and are now the subject of discovery, which is in its early stages. The defendants believe that the remaining claims lack merit, and they intend to vigorously defend this action. While the ultimate outcome of this action cannot presently be determined, the Company does not anticipate that this matter will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     In the normal course of its operations, the Company is subject to performance under contracts, and has various legal actions and certain contingencies pending, including a claim made by the owner of a manufacturing facility formerly leased by the Company that the Company caused and should remediate alleged soil contamination at the facility.
     The Company, with professional assistance, is investigating the existence, scope, nature and cause of the claimed contamination. Information necessary to support a reasonable estimate of the scope of loss, if any, is not presently available and, accordingly, no provision has been made in accompanying financial statements. The Company, while not conceding denial of coverage, has been advised by its insurers that coverage is not available concerning this matter. While the Company, based on its initial assessment of the situation, believes the matter's ultimate resolution will not have a material adverse effect on the Company's business or financial condition, if the Company were ultimately required to remediate such contamination, the associated costs could have a material adverse effect on results of operations for one or more quarters in which the associated charge(s) would be taken. In management's opinion, all other such out-standing matters have either been reflected in the consolidated financial statements, are covered by insurance or would not have a material adverse effect on the Company's business, consolidated financial position or results of operations or cash flows.


8.   Short-Term and Long-Term Financing

     Effective March 31, 1995, the Company amended and restated its revolving credit, term loan and security agreement with two banks. This agreement expires on March 31, 1996 and includes a provision for the extension of the agreement in one-year increments. The agreement provides the Company with a maximum revolving credit facility of $50,000, subject to availability on qualifying accounts receivable and inventory, reduced by the $5,500 term loan exercised by the Company, and bears interest at LIBOR plus 2.5% or the higher of the banks' prime lending rate plus 1% or Federal Funds Rate plus 1.5%. The facility is collateralized by substantially all of the Company's domestic assets. The agreement also contains restrictive covenants, certain of which require the Company to maintain specified levels of net worth and working capital and to meet certain current ratios, debt to net worth ratios, and fixed charge coverages. At December 31 and March 31, 1995, the Company had $178 and $25,395 of short-term borrowings outstanding under the revolving credit facility and was in compliance with all restrictive covenants contained in the agreement.

     Principal amounts due under the term loan are funded as revolving credit advances. The funding of $272 in principal due for the quarter ended December 31, 1995 has been treated as non-cash transactions and, accordingly, has been excluded from the 1996 Statement of Cash Flows.

     Effective September 8, 1995, the Company entered into an unsecured revolving credit facility with a third bank maturing April 30, 1996. The agreement provided a maximum credit facility of $20,000 with interest at the bank's Money Market Rate plus 1.75% or LIBOR plus 1.75%, as elected by the Company. Effective November 24, 1995,this revolving credit facility was replaced with an unsecured revolving credit facility with the same bank maturing January 31, 1996. The agreement provided the Company with a maximum credit facility of $30,000 at the same interest rates. As of December 31, 1995, the Company had $10,557 outstanding under this revolving credit facility. On January 31, 1996, this facility was extended to March 1, 1996 with interest at the bank's Money Market
     Rate plus 1.75%

     Effective December 12, 1995, the Company issued $82,500 of 5 3/4% Convertible Subordinated Notes ("the Notes") due January 1, 2003. The conversion price for the Notes is $27.50 per common share and is subject to adjustment in certain events. Interest is payable on January 1 and July 1 in each year, commencing July 1, 1996. On or after January 5, 1999, the Notes are redeemable at any time at the option of the Company, in whole or in part, at the following prices for the following calendar years: 1999, 103.286%; 2000, 102.464%; 2001, 101.643% and
     2002, 100.821%.

9.   Minority Interests

     The difference between the proceeds resulting from the sale of stock by a subsidiary and the Company's carrying value of such stock is recorded as non-operating gains or losses at the time of the sale. Minority interests then represent the unaffiliated shareholders' interest in the cumulative earnings of such subsidiary subsequent to that time.

10.  Other Transactions and Events

     During the quarter ended September 30, 1995, the Company sold a minority interest in a subsidiary to certain key employees and a third-party business partner. The resulting pre-tax gain of $355 was recorded as other non-operating income.

     Additionally, during the quarter ended September 30, 1995, the Company sold software licenses and manufacturing rights to a third-party business partner. The sale of these rights has been recorded as product revenues. The Company also reduced its estimates of future warranty costs. Revenues recorded under the non-exclusive software licenses and manufacturing rights agreement and the benefit of reduced estimates for warranty costs combined to improve gross profit margins for such quarter, as a percentage of revenues, by approximately 1%.

     During the quarter ended December 31, 1995, the Company sold software licenses and certain manufacturing rights to a third-party business partner. The sale of these rights has been recorded as product revenues. Revenues recorded under the software licenses and the exclusive manufacturing rights agreement increased gross profit margins for such quarter, as a percentage of revenues, by approximately 1%.

    During the quarter ended December 31, 1995, the outstanding shares of a minority equity investment held by the Company were exchanged for publicly traded shares of an acquiring company. Previously, such investment had been recorded on the cost method as the fair value was not determinable.
    As a result of this transaction and subsequent changes in fair value of the underlying stock, the Company recorded a net non-operating gain of $787 related to the revaluation of the shares of the acquiring company to fair value, as required by Statement of Financial Accounting Standards No. 115 - "Accounting for Certain Debt and Equity Investments". This investment has been classified as a trading security and has been presented under the caption of short-term investments on the consolidated balance sheet.

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

12.  Reclassifications

     Certain items in the fiscal 1995 consolidated financial statements and notes thereto have been reclassified to conform to the fiscal 1996 presentation.

TELXON CORPORATION AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Results of Operations
      ---------------------
      Revenues
      --------

      Total consolidated revenues for the third quarter and first nine months of fiscal 1996 increased $32.8 million or 33% and $64.1 million or 23% as compared to the same periods in fiscal 1995. Product revenues increased $29.1 million or 35% and $53.7 million or 23% over those same periods. Product revenues include the sale of Portable Tele-Transaction Computer ("PTC") units, pen-based and touch-screen workslates, hardware accessories, custom application software and software license fees. These increases in product revenues were in part due to increases in average selling price per PTC due to the sales mix trending towards more products and systems. Contributing to this increase in average selling price was the increase in revenues at the Company's Itronix subsidiary due to the initial production quantity shipment of a significant number of X-C6000s, which are ruggedized field service notebook computers, to two major customers during the quarter. Revenues at this subsidiary increased $12.9 million for the third quarter of fiscal 1996 as compared to the same period in fiscal 1995.

      Customer service revenues for the third third and first nine months of fiscal 1996 increased $3.7 million or 26% and $10.4 million or 26% as compared to the same periods in fiscal 1995. These revenue increases were primarily due to volume increases and growth in the installed base of the Company's products.

      Revenues for the Company's international operations (including Canada) for the third quarter and first nine months of fiscal 1996 increased $1.1 million or 3% and $7.6 million or 10% as compared to the same periods in fiscal 1995. Changes in currency exchange rates and intercompany hedging activities did not materially affect the results of the Company's international operations.

      The Company anticipates increased consolidated revenues for fiscal 1996 as compared to fiscal 1995.

      Costs of Revenues
      -----------------

      Cost of product revenues as a percentage of product revenues increased to 60.5% for the third quarter of fiscal 1996 as compared to 59.4% the same period in fiscal 1995. Cost of product revenues as a percentage of product revenues for the first nine months of fiscal 1996 remained substantially unchanged at 59% as compared to the comparable period in fiscal 1995. Included in the third quarter of fiscal 1996 results were revenues related to the sale of software licenses and manufacturing rights to a third-party business partner. These revenues combined to reduce the third quarter fiscal 1996 cost percentage by approximately 1%.

      Cost of customer service revenues as a percentage of customer service revenues decreased to 56.7% for the quarter ended December 31, 1995 compared to 59.8% for the same period in the previous fiscal year. This decrease was primarily due to increased labor efficiencies.

Cost of customer service revenues as a percentage of customer service revenues remained essentially unchanged at 57% for the first nine months of fiscal
1996 as compared the same period in the previous fiscal year.

Inventory valuation accounts for the third quarter of fiscal 1996 were increased to cover the risk of obsolescence due to new product introductions and continuing technological change. As of December 31, 1995 inventory valuation accounts increased to $14.7 million or 14% of gross inventory as compared to $10.9 million or 13% or gross inventory as March 31, 1995. The Company anticipates additional provisions for obsolescence as revenues from new product offerings replace revenue from older products.

Operating Expenses
------------------

Selling expenses for the third quarter and first nine months of fiscal 1996 increased $4.6 million or 28% and $10.1 million or 20% as compared to the same periods in fiscal 1995. These increases primarily reflect the increased revenues and related variable expenses.

Product development and engineering expenses for the third quarter and first nine months of fiscal 1996 increased $3.5 million or 38% and $8.5 million or 33% as compared to the same periods in fiscal 1995. These increases are primarily attributable to research and development activities related to new product development including wireless data communications and spread spectrum technology, pen-based technology and other product improvements. During the first quarter of fiscal 1996, the Company recognized $1.0 million of development expense reimbursement funding related to a large order from a major customer. The expense reimbursement was offset against the related development expenses incurred, resulting in the net research and development expense amount shown in the Statement of Income.

General and administrative expenses for the third quarter and first nine months of fiscal 1996 increased $2.5 million or 30% and $3.0 million or 11% as compared to the same periods in fiscal 1995. As a percentage of revenues, general and administrative remained substantially unchanged at 8% during the third quarter of fiscal 1996 as compared to the same period in fiscal 1995 as legal expenses, executive corporate resources and international resources were increased to support the Company's continued growth.

Non-Operating Income
--------------------

During the quarter ended December 31, 1995, the outstanding shares of a minority equity investment held by the Company were exchanged for publicly traded shares of an acquiring company. Previously, such investment had been recorded on the cost method as the fair value was not determinable. As a result of this transaction and subsequent changes in fair value of the underlying stock, the Company recorded a net non-operating gain of $787 related to the revaluation of the shares of acquiring company to fair value.

Income Taxes
------------

The Company's consolidated effective income tax rate for the third quarter and first nine months of fiscal 1996 was 37.8% and 38.8%, respectively. The consolidated effective income tax rate reflects income before taxes plus nondeductible goodwill amortization, which sum is multiplied by the United States statutory rate and increased by International rate differentials and partially offset by research and development credits.

Liquidity
---------

At December 31, 1995, the Company had cash and cash equivalents of $24.3 million, as compared to $31.4 million at March 31, 1995. The Company's current ratio (current assets divided by current liabilities) was 3.0:1 at December 31, 1995 as compared to 2.0:1 at March 31, 1995. The Company's current ratio increased as working capital (current assets less current liabilities) increased for the changes in accounts and notes receivable of $64.1 million, inventories of $18.8 million, notes payable of $14.7 million and other current assets and liabilities of $3.6 million. These working capital increases were offset by a decrease to working capital as a result of the decrease to cash and cash equivalents of $7.0 million and increases in accounts payable of $4.3 million and current portion of long-term debt and other of $1.5 million.

Inventory levels, in total, increased at December 31, 1995 as compared to those recorded at March 31, 1995 as purchased components were procured and work-in-process inventories increased for anticipated increased production levels in future periods. Investments in accounts receivable increased due to the high revenue volumes experienced in the later half of the third quarter. Days sales outstanding increased to 93 days at December 31, 1995 as compared to 77 days at March 31, 1995. The decrease in notes payable and other current liabilities was primarily due to the use of proceeds from the issuance of $82.5 million of convertible subordinated notes.

The Company believes that available cash and cash equivalents, internally generated funds and credit availability (as discussed under "Financing Activities" below), will be sufficient to meet working capital requirements for the next twelve months.

Cash Flows from Operating Activities
------------------------------------

Net cash used in operating activities was $56.7 million for the nine months ended December 31, 1995 as compared to net cash provided by operating activities of $14.8 million for the same period in fiscal 1995. Cash flows for first nine months of fiscal 1996, as compared to the same period in fiscal 1995, were negatively impacted by the change in cash flow impact of accounts and notes receivable of $59.1 million, inventories of $23.9 million, income taxes payable of $3.4 million, refundable income taxes of $2.7 million, intangible and other assets of $1.5 million, trading securities of $1.3 million and other items aggregating $3.1 million.

These negative impacts were offset by positive cash flow impacts in net income of $3.9 million, accounts payable and accrued liabilities of $15.8 million, other long-term liabilities of $2.0 million and other positive cash flow impact items aggregating $2.0 million.

Investing Activities
--------------------

The Company invested $16.2 million in capital equipment during the first nine months of fiscal 1996, an increase of $5.0 million as compared to the same period of fiscal 1995. Payments related to acquisitions increased $1.3 million to $2.4 million due to the acquisition of Virtual Vision, a leading developer of certain "augmented reality" head-mounted systems technology during the second quarter.

Financing Activities
--------------------

Cash flows from financing activities increased $65.8 million during the first nine months of fiscal 1996 as compared with the same period in fiscal 1995. This increase was primarily due to the issuance of 5-3/4% convertible subordinated notes of $82.5 million and increased proceeds from the exercise of stock options of $3.7 million. These increases were offset by the decrease in notes payable and other decreases of $20.4 million.

Effective March 31, 1995, the Company amended and restated its revolving credit, term loan and security agreement with two banks which expires March 31, 1996. The agreement calls for a credit limit of $50 million subject to availability on qualifying accounts receivable and inventory and bears interest at LIBOR plus 2.5% or the higher of the banks' prime rate plus 1% or the Federal Funds Rate plus 1.5%. At December 31, 1995, the Company had $4.1 million outstanding under this agreement.

Effective September 8, 1995, the Company entered into an unsecured revolving credit facility with a third bank maturing April 30, 1996. The agreement provided a maximum credit facility of $20 million with interest at the bank's Money Market Rate plus 1.75% or LIBOR plus 1.75%, as elected by the Company. Effective November 24, 1995, this revolving credit facility was replaced with an unsecured revolving credit facility with the same bank maturing January 31, 1996. The agreement provided the Company with a maximum credit facility of $30 million at the same interest rates. As of December 31, 1995, the Company had $10.6 million outstanding under this revolving credit facility. On January 31, 1996, this facility was extended to March 1, 1996 with interest at the bank's Money Market Rate plus 1.75%

The Company has entered into a commitment letter and is presently negotiating with a bank (affiliated with one of the Company's current secured lenders) for a new, 5-year unsecured credit facility for up to $100 million being arranged with a syndicate of prospective participating lenders to replace its exiting secured credit facility and anticipates entering into such new credit arrangements prior to the expiration of the Company's current unsecured credit facility. The Company is also engaged in discussions with its current unsecured lender toward a continuing, unsecured guidance facility for up to $20 million to supplement the proposed new unsecured credit facility. However, there can be no assurance that the Company will be able to consummate either of such new credit facilities in amounts and on terms satisfactory to it.

Effective December 12, 1995, the Company issued $82.5 million of 5-3/4% Convertible Subordinated Notes ("the Notes") due January 1, 2003. The conversion price for the Notes is $27.50 and is subject to adjustment in certain events. Interest is payable on January 1 and July 1 in each year, commencing July 1, 1996. On or after January 5, 1999, the Notes are redeemable at any time at the option of the Company, in whole or in part, at the following prices for the following calendar years: 1999, 103.286%; 2000, 102.464%; 2001, 101.643% and 2002, 100.821%.

                     TELXON CORPORATION AND SUBSIDIARIES

                         PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

      See Note 7 to the consolidated financial statements included in Part
      I of this Quarterly Report on Form 10-Q for a discussion of the material pending legal proceedings to which the Company is a party, which footnote discussion is incorporated in this Part II by this reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         (a)     Exhibits
                 --------
                  3.1 Restated Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit No. 3.1 to Registrant's Form 10-K filed for the year ended March 31, 1993.

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

                            4.3.1 Form of Rights Certificate (included as Exhibit A to the Rights Agreement included as Exhibit 4.3 above). Until the Distribution Date (as defined in the Rights Agreement), the Rights Agreement provides that the common stock purchase rights created thereunder are evidenced by the certificates for Registrant's Common Stock (the text of which and description thereof is included as
                                       Exhibit 4.2 above, which stock
                                       certificates are
                                       deemed also to be certificates for such
                                       common stock purchase rights) and not by separate Rights Certificates; as soon as practicable after the Distribution Date, Rights Certificates will be mailed to each holder of Registrant's Common Stock as of the close of business on the Distribution Date.

                  4.4 Indenture by and between the Registrant and AmeriTrust Company National Association, as Trustee, dated as of June 1, 1987, regarding Registrant's 7-1/2% Convertible Subordinated Debentures Due 2012, incorporated herein by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-3, Registration No. 33-14348, filed May 18, 1987.

                            4.4.1      Form of Registrant's 7-1/2%
                                       Convertible Subordinated Debentures
                                       Due 2012 (set forth in the Indenture
                                       included as Exhibit 4.4 above).

                  4.5 Indenture by and between the Registrant and Bank One Trust Company, N.A., as Trustee, dated as of December 1, 1995, regarding Registrant's 5-3/4% Convertible Subordinated Notes due 2003, filed herewith.

                            4.5.1      Form of Registrant's 5-3/4%
                                       Convertible Subordinated Notes due 2003
                                       issued under the Indenture included as
                                       Exhibit 4.5 above, filed herewith.

                            4.5.2 Registration Rights Agreement by and among the Registrant and Hambrecht & Quist LLC and Prudential Securities Incorporated, as the Initial Purchasers of Registrant's 5-3/4% Convertible Subordinated Notes due 2003, with respect to the registration of said Notes under applicable securities laws, filed herewith.

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

                 10.1.3 1990 Stock Option Plan for employees of the Registrant, as amended, incorporated herein by reference to Exhibit 10.1.3 to Registrant's
                          Form 10-Q filed for the quarter ended September 30, 1995.

                 10.1.4 1990 Stock Option Plan for Non-Employee Directors of the Registrant, as amended, incorporated herein by reference to Exhibit 10.1.4 to Registrant's Form 10-Q filed for the quarter ended September 30, 1995.

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

                 10.1.7 1995 Employee Stock Purchase Plan of the Registrant, as amended, incorporated herein by reference to
                           Exhibit 10.1.7 to Registrant's Form 10-Q filed for the quarter ended September 30, 1995.

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

                 10.1.11 Services and Non Competition Agreement, dated as of January 18, 1993, among Accipiter Corporation, Robert F. Meyerson and the Registrant, incorporated herein by reference to Exhibit 10.28 to the Registrant's Form 10-Q filed for the quarter ended December 31, 1992.

                 10.1.12 Employment Agreement between the Registrant and John H. Cribb effective as of April 1, 1993, incorporated herein by reference to Exhibit 10.1.11 to Registrant's Form 10-K filed for the year ended March 31, 1994.

                 10.1.13   Employment Agreement between the Registrant and
                           D. Michael Grimes, dated as of February 25, 1993, incorporated herein by reference to Exhibit 10.1.14 to the Registrant's Form 10-K filed for the year ended March 31, 1993.

                 10.1.14 Employment Agreement between the Registrant and William J. Murphy, dated as of March 12, 1993, incorporated herein by reference to Exhibit 10.1.15 to the Registrant's Form 10-K filed for the year ended March 31, 1993.

                 10.1.15 Employment Agreement between the Registrant and Frank Brick, effective as of October 15, 1993, incorporated herein by reference to Exhibit 10.1.16 on Registrant's Form 10-Q filed for the quarter ended September 30, 1994.

                 10.1.16 Employment Agreement between the Registrant and David B. Swank, effective as of August 22, 1994, incorporated herein by reference to Exhibit 10.1.18 to Registrant's Form 10-Q filed for the quarter ended September 30, 1994.

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

      10.3       Credit Agreements of the Registrant.

                 10.3.1 Amended.and Restated Revolving Credit, Term Loan and Security Agreement between the Registrant and the Bank of New York Commercial Corporation, dated as of March 31, 1995, incorporated herein by reference to Exhibit 10.3 to Registrant's Form 10-K for the year ended March 31, 1995.

                           10.3.1.a Amendment No. 1, dated as of June 16, 1995, to the Amended and Restated Revolving Credit, Term Loan and Security Agreement between the Registrant and the Bank of New York Commercial Corporation, incorporated herein by reference to
                                       Exhibit 10.3.1 to Registrant's Form 10-K for the year ended March 31, 1995.

                           10.3.1.b    Amendment No. 2, dated as of December
                                       1, 1995, to the Amended and Restated
                                       Revolving Credit, Term Loan and Security
                                       Agreement between the Registrant and the Bank of New York Commercial Corporation, filed herewith.

                 10.3.2 Business Purpose Revolving Promissory Note made by the Registrant in favor of Bank One, Akron, N.A., dated September 8, 1995, and related Letter Agreement between them of even date, incorporated herein by reference to Exhibit 10.3.2 to Registrant's Form 10-Q filed for the quarter ended September 30, 1995.

                 10.3.3 Business Purpose Revolving Promissory Note made by the Registrant in favor of Bank One, Akron, N.A., dated November 24, 1995, and related Letter
                           Agreement between them dated November 22, 1995, filed herewith.

                 10.3.4 Business Purpose Revolving Promissory Note made by the Registrant in favor of Bank One, Akron, N.A., dated January 31, 1996, and related Letter Agreement between them dated of even date, filed herewith.

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

       10.8 Subscription Agreement by and among New Meta Licensing Corporation, a wholly owned subsidiary of the Registrant, and certain officers of the Registrant as Purchasers, dated as of September 19, 1995, incorporated herein by reference to
               Exhibit 10.8 to Registrant's Form 10-Q, filed for the quarter ended September 30, 1995.

       10.9 Shareholder Agreement by and among New Meta Licensing Corporation, a wholly owned subsidiary of the Registrant, and its Shareholders, including the officers of the Registrant party to the Subscription Agreement included as Exhibit 10.8 above, dated as of September 29, 1995, incorporated herein by reference to Exhibit 10.9 to Registrant's Form 10-Q, filed for the quarter ended September 30, 1995.

               10.9.1 First Amendment, dated as of September 29, 1995, to the Shareholder Agreement included as Exhibit
                           10.9 above, filed herewith.

               10.9.2 Second Amendment, dated as of January 31, 1996, to the Shareholder Agreement included as Exhibit 10.9 above, filed herewith.

       11 Computation of Common Shares outstanding and earnings per share for the nine months ended December 31, 1995 and 1994, filed herewith.

       27      Financial Data Sch.dule as of December 31, 1995, filed herewith.

(b)  Reports on Form 8-K

     During the fiscal quarter ended December 31, 1995 for which this Quarterly Report on Form 10-Q is filed, the Registrant filed the following Current Reports on Form 8-K:

         Current Report on Form 8-K, dated November 27, 1995, with respect to the press release issued by the Registrant on such date describing its then intended private placement of convertible subordinated notes; and

         Current Report on Form 8-K, dated December 7, 1995, with respect to the press release issued by the Registrant on such date announcing the terms of its private placement of convertible subordinated notes.

     The private placement of convertible subordinated notes described in both of said Current Reports on Form 8-K was subsequently consummated on December 12, 1995 through the issuance of $82,500,000 in principal amount of the Registrant's 5-3/4% Convertible Subordinated Notes due 2003 under the Indenture included as Exhibit 4.5 to this Quarterly Report on Form 10-Q.

                      TELXON CORPORATION AND SUBSIDIARIES

                                   SIGNATURE





          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Date:       February 13, 1996





                                        TELXON CORPORATION
                                        ------------------
                                          (Registrant)



                                        /s/ Kenneth W. Haver
                                        --------------------------
                                            Kenneth W. Haver


                                        Senior Vice President,
                                        Chief Financial Officer
                                        (Principal Financial Officer)
                                        and Treasurer

                               TELXON CORPORATION

                                  EXHIBITS TO

                                   FORM 10-Q

                    FOR THE QUARTER ENDED DECEMBER 31, 1995

                               INDEX TO EXHIBITS
                               -----------------

When
Filed
-----

  *      3.1     Restated Certificate of Incorporation of Registrant,
                 incorporated herein by reference to Exhibit No. 3.1 to
                 Registrant's Form 10-K filed for the year ended March 31, 1993.

  *      3.2     Amended and Restated By-Laws of Registrant, as amended,
                 incorporated herein by reference to Exhibit No. 2(b) to
                 Registrant's Registration Statement on Form 8-A with respect to its Common Stock filed pursuant to Section 12(g) of the
                 Securities Exchange Act, as amended by Amendment No. 1 thereto filed under cover of a Form 8.

  *      4.1     Portions of the Restated Certificate of Incorporation of
                 Registrant pertaining to the rights of holders of Registrant's
                 Common Stock, par value $.01 per share incorporated herein by reference to Exhibit 3.1 to Registrant's  Form 10-K for the year ended March 31, 1993.

  *      4.2     Text of form of Certificate for the Registrant's Common Stock, par value $.01 per share, and description of graphic and image material appearing thereon, incorporated herein by reference to
                 Exhibit 4.2 to the Registrant's Form 10-Q filed for the quarter ended June 30, 1995.

  *      4.3     Rights Agreement between Registrant and AmeriTrust Company
                 National Association, as Rights Agent, dated as of August 25,
                 1987, incorporated herein by reference to Exhibit 2(c) to
                 Amendment No. 1, dated May 21, 1992, to Registrant's
                 Registration Statement on Form 8-A, filed December 19, 1983, with respect to Registrant's Common Stock.

  *              4.3.1    Form of Rights Certificate (included as Exhibit A to
                          the Rights Agreement included as Exhibit 4.3 above).
                          Until the Distribution Date (as defined in the Rights
                          Agreement), the Rights Agreement provides that the
                          common stock purchase rights created thereunder are
                          evidenced by the certificates for Registrant's Common
                          Stock (the text of which and description thereof is
                          included as Exhibit 4.2 above, which stock
                          certificates are deemed also to be certificates for
                          such common stock purchase rights) and not by separate
                          Rights Certificates; as soon as practicable after the
                          Distribution Date, Rights Certificates will be mailed
                          to each holder of Registrant's Common Stock as of the
                          close of business on the Distribution Date.


When
Filed
-----

  *     4.4    Indenture by and between the Registrant and AmeriTrust Company
               National Association, as Trustee, dated as of June 1, 1987, regarding Registrant's 7-1/2% Convertible Subordinated Debentures
               Due 2012, incorporated herein by reference to Exhibit 4.2 to
               Registrant's Registration Statement on Form S-3, Registration No.
               33-14348, filed May 18, 1987.

  *            4.4.1    Form of Registrant's 7-1/2% Convertible Subordinated
                        Debentures Due 2012 (set forth in the Indenture included
                        as Exhibit 4.4 above).

 **     4.5    Indenture by and between the Registrant and Bank One Trust
               Company, N.A., as Trustee, dated as of December 1, 1995,
               regarding Registrant's 5- 3/4% Convertible Subordinated Notes
               due 2003, filed herewith.

 **            4.5.1    Form of Registrant's 5-3/4% Convertible Subordinated
                        Notes due 2003 issued under the Indenture included as
                        Exhibit 4.5 above, filed herewith.

 **            4.5.2    Registration Rights Agreement by and among the
                        Registrant and Hambrecht & Quist LLC and Prudential
                        Securities Incorporated, as the Initial Purchasers of
                        Registrant's 5-3/4% Convertible Subordinated Notes due
                        2003, with respect to the registration of said Notes
                        under applicable securities laws, filed herewith.

        10.1   Compensation and Benefits Plans of the Registrant.

  *            10.1.1   Amended and Restated Retirement and Uniform Matching
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


When
Filed
-----

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

  *            10.1.3   1990 Stock Option Plan for employees of the Registrant,
                        as amended, incorporated herein by reference to Exhibit
                        10.1.3 to Registrant's Form 10-Q filed for the quarter
                        ended September 30, 1995.

  *            10.1.4   1990 Stock Option Plan for Non-Employee Directors of the
                        Registrant, as amended, incorporated herein by reference
                        to Exhibit 10.1.4 to Registrant's Form 10-Q filed for
                        the quarter ended September 30, 1995.

  *            10.1.5   Non-Qualified Stock Option Agreement between the
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

  *            10.1.7   1995 Employee Stock Purchase Plan of the Registrant,
                        as amended, incorporated herein by reference to
                        Exhibit 10.1.7 to Registrant's Form 10-Q filed for
                        the quarter ended September 30, 1995.


When
Filed
-----

  *            10.1.8   Description of compensation arrangements between the
                        Registrant and Robert F. Meyerson, Chairman of the Board
                        of Registrant, incorporated herein by reference to
                        Exhibit 10.1.7 to Registrant's Form 10-Q filed for the
                        quarter ended June 30, 1995.

  *            10.1.9   Employment Agreement between Telxon Products, Inc., a
                        wholly owned subsidiary of the Registrant, and Dan R.
                        Wipff, dated September 29, 1994, incorporated herein by
                        reference to Exhibit 10.1.8 to Registrant's Form 10-Q
                        filed for the quarter ended September 30, 1994.

  *            10.1.10  Consulting Agreement between the Registrant and
                        Accipiter Corporation, dated March 6, 1992, incorporated herein by reference to Exhibit 10.17 to the Registrant's
                        Form 10-K filed for the year ended March 31, 1992.

  *            10.1.11  Services and Non Competition1Agreement, dated as of
                        January 18, 1993, among Accipiter Corporation, Robert F.
                        Meyerson and the Registrant, incorporated herein by reference to Exhibit 10.28 to the Registrant's Form 10-Q filed for the quarter ended December 31, 1992.

  *            10.1.12  Employment Agreement between the Registrant and John H.
                        Cribb effective as of April 1, 1993, incorporated herein by reference to Exhibit 10.1.11 to Registrant's Form
                        10-K filed for the year ended March 31, 1994.

  *            10.1.13  Employment Agreement between the Registrant and D.
                        Michael Grimes, dated as of February 25, 1993, incorporated herein by reference to Exhibit 10.1.14 to the Registrant's Form 10-K filed for the year ended
                        March 31, 1993.

  *            10.1.14  Employment Agreement between the Registrant and William
                        J. Murphy, dated as of March 12, 1993, incorporated herein by reference to Exhibit 10.1.15 to the Registrant's Form 10-K filed for the year ended March
                        31, 1993.

  *            10.1.15  Employment Agreement between the Registrant and Frank
                        Brick, effective as of October 15, 1993, incorporated herein by reference to Exhibit 10.1.16 on Registrant's
                        Form 10-Q filed for the quarter ended September 30, 1994.

  *            10.1.16  Employment Agreement between the Registrant and David B.
                        Swank, effective as of August 22, 1994, incorporated herein by reference to Exhibit 10.1.18 to Registrant's
                        Form 10-Q filed for the quarter ended September 30, 1994.


When
Filed
-----
        10.2    Material Leases of the Registrant.

  *             10.2.1  Lease between Registrant and 3330 W. Market Properties, dated as of December 30, 1986, incorporated herein by reference to Exhibit 10.2.1 to Registrant's Form 10-K filed for the year ended March 31, 1994.

  *             10.2.2  Lease between Itronix Corporation, a wholly owned
                        subsidiary of the Registrant, and Hutton Settlement, Inc., dated as of April 5, 1993, incorporated herein by reference to Exhibit 10.2.3 to the Registrant's Form
                        10-K filed for the year ended March 31, 1993.

  *             10.2.3  Commercial Lease and Condominium Lease Agreement between
                        Itronix Corporation, a wholly owned subsidiary of the Registrant, and Metropolitan Mortgage & Securities
                        Company, Inc., dated May 26, 1994, incorporated herein by reference to Exhibit 10.2.3 to Registrant's Form 10-K for the year ended March 31, 1995.

        10.3    Credit Agreements of the Registrant.

  *             10.3.1  Amended and Restated Revolving Credit, Term Loan and
                        Security Agreement between the Registrant and the Bank of New York Commercial Corporation, dated as of March
                        31, 1995, incorporated herein by reference to Exhibit
                        10.3 to Registrant's Form 10-K for the year ended March
                        31, 1995.

  *                     10.3.1.a  Amendment No. 1, dated as of June 16, 1995, to
                                  the Amended and Restated Revolving Credit,
                                  Term Loan and Security Agreement between the
                                  Registrant and the Bank of New York Commercial
                                  Corporation, incorporated herein by reference to Exhibit 10.3.1 to Registrant's Form 10-K for the year ended March 31, 1995.

 **                     10.3.1.b  Amendment No. 2, dated as of December 1, 1995,
                                  to the Amended and Restated Revolving Credit,
                                  Term Loan and Security Agreement between the
                                  Registrant and the Bank of New York Commercial
                                  Corporation, filed herewith.

  *             10.3.2  Business Purpose Revolving Promissory Note made by the
                        Registrant in favor of Bank One, Akron, N.A., dated
                        September 8, 1995, and related Letter Agreement between them of even date, incorporated herein by reference to
                        Exhibit 10.3.2 to Registrant's Form 10-Q filed for the quarter ended September 30, 1995.

[CAPTION]

When
Filed
-----

 **            10.3.3   Business Purpose Revolving Promissory Note made by the
                        Registrant in favor of Bank One, Akron, N.A., dated
                        November 24, 1995, and related Letter Agreement between
                        them dated November 22, 1995, filed herewith.

 **            10.3.4   Business Purpose Revolving Promissory Note made by the
                        Registrant in favor of Bank One, Akron, N.A., dated
                        January 31, 1996, and related Letter Agreement between
                        them dated of even date, filed herewith.

  *     10.4   Amended and Restated Agreement between the Registrant and  Symbol
               Technologies, Inc., dated as of September 30, 1992, incorporated herein by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended March 31, 1993.

  *     10.5   Plan and Agreement of Merger, dated as of January 18, 1993, among the Registrant, WSACO, Inc. and Tele-transaction, Inc.,
               incorporated herein by reference to Exhibit 10.29 to the
               Registrant's Form 10-Q filed for the quarter ended December 31,
               1992.

  *            10.5.1   Notice of Termination by WSACO, Inc., as contemplated by
                        Section 5.7 of the Plan and Agreement of Merger, of
                        Amended and Restated Consulting Agreement between
                        Accipiter Corporation and Teletransaction, Inc.,
                        incorporated herein by reference to Exhibit 10.7.1 to
                        Registrant's Form 10-K for the year ended March 31,
                        1993.

  *     10.6   Agreement for Sale and Licensing of Assets between AST Research,
               Inc. and PenRight! Corporation, a wholly owned subsidiary of the
               Registrant, dated as of January 26, 1994, incorporated herein by reference to Exhibit 10.11 to the Registrant's Form 10-Q for the
               quarter ended December 31, 1993.

  *     10.7   Agreement of Purchase and Sale of Assets by and among Vision
               Newco, Inc., a wholly owned subsidiary of the Registrant, Virtual
               Vision, Inc., as debtor and debtor in possession, and the
               Official Unsecured Creditors' Committee, on behalf of the
               bankruptcy estate of Virtual Vision dated as of July 13, 1995, incorporated herein by reference to Exhibit 10.8 to Registrant's
               Form 10-Q filed for the quarter ended June 30, 1995.

  *     10.8   Subscription Agreement by and among New Meta Licensing
               Corporation, a wholly owned subsidiary of the Registrant, and certain officers of the Registrant as Purchasers, dated as of
               September 29, 1995, incorporated herein by reference to Exhibit
               10.8 to Registrant's Form 10-Q filed for the quarter ended
               September 30, 1995.



When
Filed
-----

  *     10.9   Shareholder Agreement by and among New Meta Licensing
               Corporation, a wholly owned subsidiary of the Registrant, and its
               Shareholders, including the officers of the Registrant party to the Subscription Agreement included as Exhibit 10.8 above, dated as of September 29, 1995, incorporated herein by reference to
               Exhibit 10.9 to Registrant's Form 10-Q filed for the quarter ended September 30, 1995.

 **            10.9.1   First Amendment, dated as of September 29, 1995, to the
                        Shareholder Agreement included as Exhibit 10.9 above,
                        filed herewith.

 **            10.9.2   Second Amendment, dated as of January, 1996, to the
                        Shareholder Agreement included as Exhibit 10.9 above,
                        filed herewith.

 **     11     Computation of Common Shares outstanding and earnings per share for the nine months ended December 31, 1995 and 1994, filed herewith.

 **     27     Financial Data Schedule as of December 31, 1995, filed herewith.

---------------------
    *        Previously filed

    **       Filed herewith