Form 10-K
period 1996-03-31
TELXON CORP
filed 1996-07-01
CIK 352495

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             for the transition period from __________to __________

                         Commission file number 0-11402

                               TELXON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                74-1666060
- -------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. employer identification no.)
 incorporation or organization)

3330 West Market Street, Akron, Ohio                                44333
- --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code   (330) 867-3700
                                                   ----------------

Securities registered pursuant                       Name of each exchange
 to Section 12(b) of the Act:                        on which registered:
           None                                              None
 ----------------------------                        --------------------

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                          ----------------------------
                                (Title of class)

               7-1/2% Convertible Subordinated Debentures Due 2012
               ---------------------------------------------------
                                (Title of Class)

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

The aggregate market value of registrant's Common Stock held by non-affiliates as of May 31, 1996, based on the last reported sales price of the Common Stock as reported on Nasdaq NNM for such date, was $284,203,545.

At May 31, 1996, there were 16,110,016 outstanding shares of the registrant's Common Stock.

                       Documents Incorporated by Reference
                       -----------------------------------

The registrant's definitive proxy statement for its 1996 Annual Meeting of Stockholders to be held on August 29, 1996, which the registrant intends to file with the Securities and Exchange Commission within 120 days of the close of its fiscal year ended March 31, 1996, is incorporated by reference in Part III of this Annual Report on Form 10-K from the date of filing such document.

                                     PART I



ITEM 1. BUSINESS
- ----------------


GENERAL


Description of Company's Business
- ---------------------------------

Telxon Corporation ("Telxon" or the "Company") designs, manufactures, integrates, markets and supports wireless and mobile transaction systems and solutions. The Company's portable tele-transaction computers ("PTCs") and its wireless local area network ("LAN") systems are integrated with customer-specific enterprise computer systems and third-party wide area networks ("WANs"), enabling mobile workers to process data on a real-time basis at the point of transaction. Telxon customers' needs to reduce cycle times, improve asset management and create new services drives their requirements for real-time information throughout their organizations. Telxon products are sold worldwide for use in vertical markets including retail, manufacturing, field service, transportation/logistics, insurance/finance, healthcare, and route accounting.

Historical Overview
- -------------------

The Company was incorporated in Delaware in 1969 as "Electronic Laboratories, Inc.", as the successor to a business established in Texas in 1967. The Company's name was changed to "Telxon Corporation" in 1974.

Telxon completed its initial public offering of 1,600,000 shares of common stock in July 1983, a secondary offering of 1,150,000 common shares in July 1985, a $46 million issue of 7-1/2% Convertible Subordinated Debentures due 2012 in June 1987, and an $82.5 million issue of 5-3/4% Convertible Subordinated Notes due 2003 in December 1995. During fiscal 1991, the Company purchased and retired $21.3 million of the 7-1/2% Debentures.

For more than two decades, the Company has developed and marketed portable handheld terminals to retailers and wholesalers in the grocery, drug and hardware segments. More recently, commercial demand has increased as the use of wireless PTC systems, including newly developed pen-based workslates and ruggedized notebook computers, has expanded into other retail segments, including mass merchandisers, department stores and specialty store chains. An increasing number of new markets are also adopting mobile transaction solutions including manufacturing, field service, transportation/logistics, insurance/finance, healthcare, utilities and public safety.

Telxon pioneered the commercialization of spread spectrum radio frequency ("RF") technology in LANs for vertical market applications. Telxon is the leading supplier of RF-enabled devices, having shipped over 300,000 units to date.

The Company's core PTC and wireless data communication products integrate microprocessors, memory, displays, keyboards, touch screens, character recognition software, bar code readers, printers, telephone modems and local and/or wide area radios. Through a combination of propriety application-specific integrated circuit ("ASIC") technology, data radio technology and market-responsive "fashion packaging," the Company seeks to deliver cost-effective, tailored solutions that meet the technical and ergonomic needs of the Company's targeted markets. The Company's wireless data networks are designed for integration of wireless access points, RF client-server controller boards and microcellular software. Telxon's microcellular architecture network software allows PTCs to roam seamlessly through large buildings and groups of buildings with uninterrupted data flow.

The Company competes in a highly competitive marketplace characterized by rapidly evolving technology. Certain of the important factors, risks and uncertainties affecting its business and results of operations are referenced in the discussion of the Company's business that follows. For a more detailed discussion of those and other such factors, risks and uncertainties, see "FACTORS THAT MY AFFECT FUTURE RESULTS" under "Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION" below in this Form 10-K, which discussion should be read in conjunction with the discussion under this Item 1.

Five-Year Strategic Plan
- ------------------------

        During the second quarter of fiscal 1996, management accelerated the implementation of a new five-year strategic plan designed to deliver profitable growth over the next five fiscal years. This new plan, TELXON 2000, builds upon the successful implementation of the Company's previous, three-year plan, TELXON 96, by (1) expanding its investment in the development and acquisition of evolutionary products and technologies to serve its customers' changing needs, (2) expanding the Company's vision to anticipate and serve the future needs of a global marketplace, and (3) expanding its penetration of targeted vertical markets worldwide.

TELXON 2000 incorporates five basic elements:

I.   Global Sales, Marketing and Technical Services Operation
II.  Vertical Systems Group
III. Technical Subsidiaries Group
IV.  Advanced Research and Product Development
V.   Manufacturing and Product Maintenance

These five elements are designed to drive the Company's sales and profits while general and administration functions are available as shared resources.


I. Global Sales, Marketing and Technical Services
- -------------------------------------------------

Global Sales, Marketing and Technical Services includes three divisions:

- -    North American Division

     The North American Division is responsible for the sales and profits of all Telxon products, systems and services in the United States and Canada. In fiscal 1996, North American sales increased 22% compared to the prior year. The North American Division sells direct through its own sales force as well as through selected value added resellers ("VARs"), system integrators, original equipment manufacturers ("OEMs") and strategic partners.

     No customer accounted for 10% or more of the Company's total revenues in fiscal 1996.

- -    International Division

     The International Division is responsible for the sales and profits of all Telxon products, systems and services outside of the United States and Canada. In fiscal 1996, International Division sales increased 15% compared to the prior year. The International Division sells direct through its own sales force as well as through selected distributors, VARs, system integrators, OEMs and strategic partners.

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

     The Global Technical Services Division provides customer specific products and solutions, which integrate the Company's Gateway Connectivity System(TM) ("GCS(TM)") technology with PTCs, including other wireless and mobile devices, and the customer's host interface. This Division performs site surveys, utilizes protocol software for host connectivity, and implements user applications.


II. Vertical Systems Group
- --------------------------

The Vertical Systems Group ("VSG"), composed of industry-specific marketing groups, partners with Telxon's Global Sales, Marketing and Technical Services, VARs and system integrators to provide industry specific solutions for customers in targeted vertical markets.

- -    The Retail Technology Group

     The Retail Technology Group ("RTG") serves customers in the retail industry. RTG serves the needs of department store, grocery, mass merchandiser, drug store, hardware and specialty chains.

     Traditionally, Telxon's market focus has been on the retail industry. From its original base of batch, handheld terminals (for order entry and inventory), Telxon has become a leading provider of in-store portable automation systems linking the Company's PTCs with in-store processors and point-of-sale ("POS") systems via the Company's wireless technology.

- ----------
- -    Gateway Connectivity System and GCS are trademarks of Telxon Corporation.

     Applications involving real-time communications include shelf auditing, direct store delivery, customer assisted ordering, and POS transactions.

- -    The Industrial Technology Group

     The Industrial Technology Group serves the manufacturing, warehousing, and distribution markets. Telxon's portable industrial systems consist of ruggedized handheld, pen-based and vehicle mounted PTCs which communicate in real time via spread spectrum and/or narrowband wireless data communications.

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

     The Company integrates its handheld, pen-based, cradle, and wireless LANs and WAN technologies to automate applications including package tracking, fleet management, payload management, inspection, and work order processing.

- -    The Healthcare Technology Group

     The Healthcare Technology Group serves healthcare institutions, VARs and integrators which are searching for opportunities to reduce costs while improving the quality of patient care. The Company integrates its pen-based PTCs and wireless communication technology to enhance hospital information networks and home healthcare data transfers. Existing hospital software and computer systems can be linked via the Company's wireless network infrastructure to both Telxon PTCs and third-party mobile devices. The Healthcare Technology Group targets hospital and home healthcare clinicians to use their systems for admitting, billing, charting, electronic patient record updating, and point-of-care services.

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





- ----------
     -    IBM is a registered trademark of International Business Machines, Inc.
     -    UNIX is a registered trademark of Unix Systems Laboratories, Inc.

The Company's primary market segment has long been the retail industry, which represents over 50% of current revenues. The Company's future growth will depend in part on the ability of VSG to successfully penetrate new markets. Other strategically targeted markets include field service, route accounting, public safety and utilities.


III. The Technical Subsidiaries Group
- -------------------------------------

In fiscal 1993, the Company began a program to accelerate advanced research, technology and product development by forming or purchasing new product and technology companies exhibiting entrepreneurial innovation and leadership. The Company also increased its investment in its own research and product development operations. The following products and technologies were identified to meet the Company's goals through this program:

     -    Ruggedized wide area radio PTCs

     -    Wireless pen-based workslates

     -    Advanced character recognition software

     -    Advanced 2D bar code encoding and autodiscriminating decode software

     -    Advanced image reading

     - Advanced 900 MHz and 2.4 GHz spread spectrum radios and wireless networks

     -    Advanced CPU and ASIC design

     -    Advanced speech recognition

The Technical Subsidiaries Group have been structured to work together with the shared corporate resources of the Advanced Research and Product Development Group to design, develop and produce leading-edge technology products for the future. The companies acquired or formed through this program are detailed below.

Itronix(R) Corporation
- ----------------------

In March 1993, the Company acquired Itronix Corporation ("Itronix") of Spokane, Washington. Itronix designs, develops, manufactures, and markets ruggedized, portable microcomputers designed for mobile, telecommunications workers and field service technicians.

Itronix products are environmentally sealed, protecting them against the effects of water, shock, temperature extremes, dust, and rough handling. WARN technology is integrated with the ruggedized, mobile terminals to provide data transfer over long distances and open spaces via third-party WANs.






- ----------
     -    Itronix is a registered trademark of Itronix Corporation.

PenRight!(R) Corporation
- ------------------------

In February 1994, the Company acquired PenRight! Corporation ("PenRight!") of Fremont, California. PenRight! is a leading developer of pen-based character recognition software. PenRight!'s Pro(R) software acts as a DOS based software development tool which can be utilized to create pen-based applications in Microsoft "C." PenRight!'s Pro software supports ten international languages. The Company has developed a new version to support 486 platforms and Pen for Windows(R).

Teletransaction(TM), Inc.
- -------------------------

In February 1993, the Company acquired Teletransaction, Inc. ("Teletransaction") of Akron, Ohio. Teletransaction is a developer of advanced pen and touch-screen wireless, mobile workslates for vertical markets served by the Company

Metanetics(TM) Corporation
- --------------------------

Metanetics Corporation ("Metanetics") was formed in January 1994 in Fort Myers, Florida, in part from the acquisition of Metamedia Corporation of Port Jefferson, New York.

Metanetics develops 2D bar code encoding and autodiscriminating decode software and advanced image reading technology.

Aironet Wireless Communications(TM), Inc.
- -----------------------------------------

In January 1994, the Company formed Aironet Wireless Communications, Inc. ("Aironet") of Akron, Ohio, to continue development and marketing of wireless LAN systems. Aironet was formed from one subsidiary company and two units of the Company:

- -    Telesystems SLW, Inc. -- designer and manufacturer of wireless spread spectrum LAN radios that was purchased by Telxon in 1992.

- -    Telxon's Radio and Wireless Network Engineering Group -- designers of advanced spread spectrum technology radios and network software.

- -    Telxon's RF Software Engineering Group -- advanced software designers of universal wireless connectivity systems for integration to other computer manufacturers' networks.

Aironet developed one of the first commercial applications for spread spectrum radio technology and currently designs and develops universal modular LAN radio products and networks which it sells to Telxon, VARs and OEMs.






- ----------
     - PenRight! and PenRight! Pro are registered trademarks of PenRight! Corporation.
     -    Pen for Windows is a registered trademark of Microsoft Corporation.
     -    Teletransaction is a trademark of Teletransaction, Inc.
     -    Metanetics is a trademark of Metanetics Corporation.
     - Aironet and Aironet Wireless Communications are trademarks of Aironet Wireless Communications, Inc.

Virtual Vision(R), Inc.
- -----------------------

In July 1995, the Company acquired the assets and assumed certain liabilities of Virtual Vision, Inc. ("Virtual Vision") of Redmond, Washington.

Virtual Vision is a leading developer of "augmented reality" head-mounted systems technology.

Telxon's future growth will depend in part on the success of the Worldwide Sales, Marketing and Technical Services Group, Vertical Systems Group and Technical Subsidiaries Group.


IV.  ADVANCED RESEARCH AND PRODUCT DEVELOPMENT
- ----------------------------------------------

The Company's advanced research focuses on advanced hardware, software, and firmware designs that utilize Telxon proprietary ASIC chips. The Company's product development strategy is to enhance the functionality and improve the price and performance of its hardware and software, and to improve the packaging of its PTC systems to address the specific requirements of targeted market. Products and systems are designed for modularity and the ability to upgrade, where possible.

There can be no assurance that the Company's research and development activities will lead to the successful introduction of new or improved products or that the Company will not encounter delays or problems in connection therewith. Furthermore, customers may defer purchases of existing products in anticipation of new or improved versions of those products. Although the Company contemplates the introduction of new products in fiscal 1997, the majority are scheduled for introductions in the second half of the year. Moreover, there can be no assurance that there will not be delays in commencing volume production of such products or that such products will ultimately be commercially successful.

During fiscal 1996, 1995, and 1994, the Company spent approximately $45.4 million, $33.7 million and $29.1 million, respectively, for Company-sponsored research, development and engineering. For further discussion, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Operating Expenses."


V. Manufacturing and Product Maintenance
- ----------------------------------------

- -    Manufacturing Operations

     Manufacturing operations consist of the assembly, testing and quality assurance of components, sub-assemblies and finished products. The Company's products are built and configured to customer specifications for various memory sizes, packaging, peripherals, keyboards and displays.

     In 1994, the Company's principal manufacturing operations were consolidated into a newly constructed, Company-owned 116,000 square foot facility.




- ----------
     -    Virtual Vision is a registered trademark of Virtual Vision, Inc.

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

- -    Product Maintenance Operations

     The Company provides maintenance and repair services for Telxon customers from its National Service Center in Houston, Texas. The Company also services various third-party products, including personal computers, printers and communication devices.

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


PRODUCTS AND SYSTEMS

Handheld PTCs
- -------------

The Company has developed a line of handheld PTCs, which range from low-end batch terminals to highly integrated PTCs incorporating laser bar code readers and spread spectrum radios. The current products in this group include: Telxon PTC 600, 610, 710, 860, 910, 912, 921, 960 and Itronix 3400.

Workslate and Other PTC Products
- --------------------------------

The Company has developed a line of pen-based and touch-screen workslate PTCs through Teletransaction, including the PTC 1130, 1140 and 1180 series. The Telxon PTC 860IM and 870IM series of fork lift truck mounts, the POS-

5000 portable point-of-sale terminal, the AMT-925 arm mounted terminal, and the Itronix T-5000 and X-C 6000 are also included in this group.

Wireless Data Communication Products, Network Systems and Software
- ------------------------------------------------------------------

Telxon provides wireless data communication solutions for mobile, distributed data processing application systems through PTCs equipped with radios to transfer programs or data to and from other computers or peripheral devices while remaining mobile. The four types of available radios are (1) spread spectrum, (2) wide area, (3) micro radios, and (4) narrow band FM radios. The Company uses industry standard "open" system protocols to provide seamless connectivity across a wide range of host computer systems including SNA and TCP/IP and other manufacturers' communication networks.

Through Aironet, the Company has developed a series of spread spectrum data radios, access points, repeaters, routers and bridges. The current products use the 900 MHz or 2.4 GHz frequency bands, utilizing both direct sequence and frequency hopping technology, at data rates ranging from 232Kbps up to 2Mbps. These radio products are integrated with Telxon's Microcellular Architecture ("TMA") software to build universal wireless networks.

In June 1996, Aironet received approval from the United States Federal Communication Commission ("FCC") for its new 2.4 Ghz frequency hopping family of wireless LAN products. Aironet is currently the only company that designs and manufactures 900 Mhz and 2.4 Ghz direct sequence and 2.4 Ghz frequency hopping spread spectrum radios. Aironet's wireless LAN systems, utilizing both types of spread spectrum radios, will be compliant with the emerging Institute of Electrical and Electronic Engineer's (IEEE) 802.11 protocol standards.

Telxon's DataSpan 2000(TM) System provides 900MHz and 2.4GHz spread spectrum radio technology for fast, robust wireless data communications. Spread spectrum technology and the Company's GCS are used to create a wireless interface between Telxon PTCs and customers' host computers. The Company's spread spectrum radios are designed to fit into Telxon's PTCs and a variety of personal computers
(PCs), client servers and other mobile devices.

The DataSpan 2000 System has one or more radio cells which support an area of coverage. The TMA system allows PTCs to move from cell to cell while maintaining a wireless connection to the host computer. The system can be expanded to provide more cells and coverage to over 4 million square feet.

The Company makes a line of base station and client/server card transceivers through its GCS series that interface portable wireless products with a client/server or mainframe. These products include the GCS 2000 and 4000. The Company also offers customers optional built-in acoustic couplers or integrated modems that allow data transmission from remote tele-communication locations into a host computer and client servers.

The Company has been granted a number of patents for its spread spectrum technology and was the first company in the wireless industry to receive FCC and Canadian Department of Communication approval for its spread spectrum radios.



- ----------
     -    DATASPAN 2000 is a trademark of Telxon Corporation.

The Company markets the wireless LAN product line worldwide through Aironet.

The Company announced a wireless network communication development alliance with IBM's AS/400 Division in 1994. The alliance advances the joint development, marketing, and sales of technology, products, and solutions by the two companies.

Through Itronix and Teletransaction, third-party wide area network radios are integrated with PTCs via the ARDIS(R) or RAM(R) mobile data networks. Accessing the ARDIS or RAM wireless wide area packet data networks is accomplished by integrating third-party radio modem boards into the Company's PTCs.

"Micro radios" are small, low-power FM radios designed and manufactured by the Company and integrated into Telxon PTCs and peripherals to provide cable-free data communications between system components.

Narrow band FM radios from major manufacturers have been provided by Telxon since 1984. These radios operate in the 450 MHz band and require FCC site licensing.

Peripherals
- -----------

The Company integrates a variety of peripheral products into or with its regular product line. They include laser bar code readers (internal and external), modular printers (24, 40 and 80 columns), chargers, cradles, modems, and RS232 interfaces. Many of these products or components of products are purchased from outside vendors.

Software Operating Systems, Languages and Applications
- ------------------------------------------------------

Telxon continues to invest in the research and development of operating systems, software development tools, connectivity and ASIC microchips.

The Company continues to refine its proprietary PTC operating systems, TCOS(TM) (Telxon Common Operating System) and TCAL(R) (Telxon Common Application Language), to provide advanced application development programs in DOS, C and other user friendly operating systems.

In 1989 Telxon introduced RAMsaver(TM), an improved Microsoft(R) MS-DOS(R) version 3.21, to enhance conservation of battery power, support bar code readers, minimize use of Random Access Memory ("RAM") and permit the operating system and application programs to run from Read Only Memory ("ROM").








- ----------
     - ARDIS is a registered trademark of IBM Corporation and Motorola Corporation.
     -    RAM is a registered trademark of RAM Mobile Data, Inc.
     - TCOS is a trademark, and TCAL is a registered trademark, of Telxon Corporation.
     -    Microsoft and MS-DOS are registered trademarks of Microsoft
          Corporation.
     -    RAMsaver is a trademark of Telxon Corporation.

RAMsaver expands the flexibility of Telxon PTCs and offers new application opportunities by making the Company's PTCs readily accessible to PC software developers using familiar application development tools and languages, such as Microsoft "C", GW-BASIC(R), Pascal, Fortran, Assembler (MASM(R)) and Borland Turbo C(R). RAMsaver has been expanded to include MS-DOS version 5.0, with MS-DOS version 6.22 available on its pen-based units.

The new pen-based and touch-screen workslates offer application development capabilities in DOS, Pen for Windows and C. Telxon also offers Windows 3.1(R), Windows for Workgroups(R) and Windows 95(R).

The Company develops, through its subsidiaries PenRight! and Metanetics, advanced character recognition software, advanced image reading and 2D bar code encoding and autodiscriminating decode software.

INTELLECTUAL PROPERTY

The Company regards certain of its hardware and software products as proprietary and relies on a combination of United States and foreign patent, copyright, trademark and trade secret laws and license and other contractual confidentiality provisions to protect its proprietary rights. In addition, the Company's products also utilize hardware and software technologies licensed from third parties. Given the rapidly changing nature of the industry's technology, however, the competence and creative ability of the Company's development, engineering, programming, marketing and service personnel may be as or more important to its competitive position as the legal protections and rights afforded by patent and other owned or licensed intellectual property rights. The Company believes that its products and trademarks do not infringe on the rights of third parties, but there can be no assurance that third parties will not assert infringement claims in the future.

GOVERNMENT REGULATION

The Company believes that substantially all of its products are in material compliance with current government regulations and is working to bring the remaining products into compliance; however, regulatory changes may require modifications to certain of the Company's products in order for the Company to continue to be able to manufacture and market these products. There can be no assurances that more stringent regulations in these or other areas will not be issued in the future which could have an adverse effect on the business of the Company. In addition, sales of the Company's products could be adversely affected if more stringent safety standards are adopted by customers.

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






- ----------
     - GW-BASIC, MASM, Windows 3.1, Windows for Workgroups, and Windows 95 are registered trademarks of Microsoft Corporation.
     -    Turbo C is a registered trademark of Borland International, Inc.

BACKLOG

Backlog at any particular date is dependent on timing of receipt of orders and, therefore, is not a reliable indicator of future sales over an extended period of time.

Shipments made during any particular quarter generally represent orders received either during that quarter or shortly before the beginning of that quarter. Shipments for orders received in a fiscal quarter are generally filled from products manufactured in that quarter. The Company maintains significant levels of raw materials to facilitate meeting delivery requirements of its customers. However, there can be no assurance that during any given quarter, the Company has or can procure the appropriate mix of raw materials in order to accommodate any given order. Therefore, the Company's financial performance in any quarter is dependent to a significant degree upon obtaining orders in that quarter which can be manufactured and delivered to its customers in that quarter. Thus, financial performance for any given quarter cannot be known or fully assessed until near the end of that quarter.

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

EMPLOYEES

As of May 31, 1996, the Company employed approximately 2,100 full-time personnel. The Company also employs temporary production and other personnel. The Company has never experienced a work stoppage due to labor difficulties and believes that relations with its employees are good.


ITEM 2. PROPERTIES
- ------------------

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

The Company owns a 32,500 square foot, one-story facility approximately one mile from its corporate offices which houses its Customer Support Center, Training Group and New Product Support Department.

In addition, the Company leases approximately 118,500 square feet of office space at locations within a four mile radius of its corporate offices pursuant to leases expiring through March 31, 1997. These facilities house the Company's Aironet and PenRight! subsidiaries, as well as the Company's market research and product marketing, systems development and testing, integration and product quality management groups and certain corporate development and support functions.

The Company owns two buildings in Houston, Texas of concrete construction, located on a 15 acre site. The first building is a 116,000 square foot manufacturing facility that was completed in April 1994. This building houses all Telxon manufacturing and warehousing operations, as well as administrative and manufacturing engineering offices. The second building is 36,000 square feet and houses the Company's National Service Center. This building was completed in November 1993.

The Company's Itronix subsidiary is located in Spokane, Washington, where it occupies approximately 29,500 square feet of office space pursuant to a lease expiring May 31, 1999. Itronix also operates a 36,000 square foot manufacturing facility located approximately 10 miles from its Spokane offices which is leased through July 31, 1999.

The Company's Aironet subsidiary also maintains manufacturing operations in Markham, Ontario, Canada, where it occupies approximately 9,600 square feet of office and manufacturing space pursuant to a lease expiring February 14, 1999 and leases an additional 4,700 square feet of adjacent space on a year-to-year basis renewable through that same date.

In addition to these principal locations, the Company maintains 45 locations in the United States, Canada, Western Europe, Australia, Japan and Southeast Asia which are used principally for sales and customer service offices, as well as for executive and engineering offices for certain of its domestic and international subsidiaries. These locations are generally leased for terms which range from one to three years. The Company believes that its existing and planned facilities will be adequate for its reasonably foreseeable level of operations.


ITEM 3. LEGAL PROCEEDINGS
- -------------------------

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

Following the completion of discovery (other than of experts), each defendant filed a Motion for Summary Judgment on May 19, 1995, all of which were opposed by the plaintiffs. On September 14, 1995, the Court granted each defendant summary judgment on all counts, which the plaintiffs have appealed to the defendants to the United States Sixth Circuit Court of Appeals. The parties' briefing of the appeal has been completed, but no date for oral argument of the appeal has yet been set. The defendants intend to continue vigorously defending the Consolidated Class Action. Though there can be no assurance that the Company's summary judgment will be upheld on appeal on all counts or as to the ultimate outcome of any portion of the case with respect to which the summary judgment may be reversed, no provision has been made in the accompanying consolidated financial statements for any liability that may result to the Company in such an event.

On September 21, 1993, a derivative Complaint was filed in the Court of Chancery of the State of Delaware, in and for Newcastle County, by an alleged stockholder of Telxon derivatively on behalf of Telxon. The named defendants are the Company; Robert F. Meyerson, Chairman of the Board and Chief Executive Officer; Dan R. Wipff, then President, Chief Operating Officer and Chief Financial Officer and director; Robert A. Goodman, Corporate Secretary and outside director; Norton W. Rose, outside director and Dr. Raj Reddy, outside director. The Complaint alleges breach of fiduciary duty to the Company and waste of the Company's assets in connection with certain transactions entered into by Telxon and compensation amounts paid by the Company. The Complaint seeks an accounting, injunction, rescission, attorneys' fees and costs. While the Company is nominally a defendant in this derivative action, no monetary relief is sought by the plaintiff from the Company; accordingly, no provisions for any loss nor any related insurance recovery therefor have been made in the accompanying consolidated financial statements. On November 12, 1993, Telxon and the individual director defendants filed a Motion to Dismiss. The plaintiff filed his brief in opposition to the Motion on May 2, 1994, and the defendants filed a final responsive brief. The Motion was argued before the Court on March 29, 1995, and on July 18, 1995, the Court issued its ruling. The Court dismissed all of the claims relating to the plaintiff's allegations of corporate waste. The claims relating to breach of fiduciary duty survived the Motion to Dismiss and are now the subject of discovery, which is in its early stages. The defendants believe that the remaining claims lack merit, and they intend to vigorously defend this action. While the ultimate outcome of this action cannot presently be determined, the Company does not anticipate that this matter will have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows.

In the normal course of its operations, the Company is subject to performance under contracts, and has various legal actions and certain contingencies pending. However, in management's opinion, any such outstanding matters have been reflected in the consolidated financial statements, are covered by insurance or would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

There were no matters submitted to a vote of security holders during the quarter ended March 31, 1996.


ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT
- ---------------------------------------------

The following sets forth certain information with respect to each executive officer of the Company. Executive officers of the Company are annually elected by the Board of Directors of the Company or are annually appointed by the Chief Executive Officer and ratified and approved by the Board of Directors.

Robert F. Meyerson, age 59, has been the Chief Executive Officer of the Company since October 1992, Chairman of the Board of Directors of the Company since November 1981 and a director of the Company since November 1977. He was the Company's Chief Executive Officer from August 1978 to May 1985 and its President from August 1978 to November 1981. Mr. Meyerson was Chairman of the Board of Basicomputer Corporation (personal computer integration and network services; "Basicomputer") from January 1984 until September 1993 and Chief Executive Officer of Accipiter Corporation (consulting firm) from June 1985 through October 1992.

John H. Cribb, age 63, has been Vice Chairman of the Company's Board of Directors since January 1995. From January 1993 to January 1995 he served the Company as President, International and, from January 1990 to January 1993 as Senior Vice President, International Operations. Mr. Cribb was a Vice President of the Company and Managing Director of Telxon Limited, the Company's United Kingdom subsidiary, from 1982 to 1990. He has been a director of the Company since January 1995.

Frank E. Brick, age 47, became President and Chief Operating Officer of the Company in June 1996. He had previously served the Company as President and Chief Operating Officer, Telxon International from February 1995 to June 1996 and as Senior Executive Vice President from October 1993 to February 1995. For more than five years prior to joining the Company in October 1993, Mr.
Brick was Chief Executive Officer of Basicomputer.

William J. Murphy, age 62, was named Senior Executive Vice President, Global Sales and Marketing in June 1996, having served the Company as President and Chief Operating Officer from January 1995 to June 1996. He was Executive Vice President, North American Operations of the Company from January 1993 to January 1995 and Area Vice President, East from November 1992 to January 1993. Mr. Murphy also served the Company as a District Manager from September 1989 to November 1992 and Area Vice President, North Eastern Region from May 1989 to August 1989. He has been a director of the Company since January 1995.

Dan R. Wipff, age 53, has been the President and Chief Executive Officer of the Company's Telxon Products manufacturing division since July 1994. He was President and Chief Operating Officer of the Company from October 1992, and the Company's Chief Financial Officer from December 1991, until July 1994. Mr. Wipff was Senior Executive Vice President and Chief Operating Officer of the Company from October 1989 to October 1992. He also served as the Company's Chief Financial Officer from October 1989 to July 1990 and from October 1990 to September 1991. Mr. Wipff served as a director of the Company from April 1974 until September 1979 and from September 1980 until January 1995.

Kenneth W. Haver, age 37, has been a Senior Vice President, Finance and Administration, and Chief Financial Officer of the Company since March 1995 and its Treasurer since May 1994. He has also served the Company as Vice President, Financial Planning from September 1993 to March 1995. Mr. Haver joined the Company from Basicomputer, where he had served as a Vice President and Treasurer for more than five years.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
- ------------------------------------------------------------
        STOCKHOLDER MATTERS
        -------------------

The Company's Common Stock has been publicly traded since July 21, 1983, in the over-the-counter market under the symbol TLXN. The principal trading market for the Company's Common Stock is the Nasdaq Stock Market's National Market ("NNM"). The following table sets forth, with respect to the past two fiscal years of the Company, the range of high and low closing prices as reported in the NNM and cash dividends paid. The Company has not paid other than nominal dividends. The Company intends to follow a policy of retaining earnings in order to finance the continued growth and development of its business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend on, among other factors, earnings, capital requirements and the operating and financial condition of the Company.


                                                                   Fiscal Quarter
                                        ----------------------------------------------------------------------
Year Ended March 31                                First           Second             Third           Fourth              Year
- -------------------------------------------------------------------------------------------------------------------------------
1996
        High.................                     $22.88           $24.88            $25.75           $23.25            $25.75
        Low..............                          14.50            20.13             20.00            18.13             14.50
        Dividends paid...                             --               --                --              .01               .01

1995
        High.............                         $18.25           $16.25            $15.13           $15.50            $18.25
        Low..............                          12.00            12.88             10.00            12.00             10.00
        Dividends paid...                             --               --                --              .01               .01


As of May 31, 1996, there were approximately 1,223 holders of record of the Company's Common Stock.

Historically, variations in the Company's actual or expected results of operations and changes in analysts' earnings estimates and investment recommendations have resulted in significant changes in the market price of the Company's Common Stock. As a result, the market price of the Company's Common Stock, like that of other technology companies, has been subject to significant volatility. The Company's stock may also be affected by broader market trends unrelated to the Company's own performance involving Company competitors, technology stocks in general or the economy as a whole.

While the Company does, from time to time, communicate with securities analysts, any opinions, projections and forecasts contained in reports issued by securities analysts have been prepared by each analyst based on his own judgment and research and are not the responsibility of the Company. It should not be assumed that the Company agrees with any report issued by any analyst.

ITEM 6. SELECTED FINANCIAL DATA
- -------------------------------

Set forth below are selected financial data for the five years ended March 31, 1996, which have been derived from the Company's audited financial statements for the periods indicated. The selected financial data should be read in conjunction with the financial statements, including the notes thereto, for the three years ended March 31, 1996, 1995 and 1994 as included in Item 8 herein. For further details on 1996 results, also refer to Item 7.

Income Statement Data:                                            Year Ended March 31,
                                                 1996         1995         1994         1993         1992
                                              ---------    ---------    ---------    ---------    ---------
                                                           (in thousands, except per share data)
Revenues:
     Product                                  $ 417,725    $ 323,916    $ 252,341    $ 197,116    $ 177,560
     Customer service                            68,744       55,603       43,652       41,298       37,460
                                              ---------    ---------    ---------    ---------    ---------
         Total revenues                         486,469      379,519      295,993      238,414      215,020

Costs and expenses:
     Cost of product revenues                   249,120      189,568      143,347      123,511       93,203
     Cost of customer service revenues           39,016       32,455       31,958       29,956       21,631
     Selling expenses                            82,207       68,279       59,894       46,393       42,564
     Product development and
      engineering expenses                       45,383       33,728       29,058       17,798       12,131
     General and administrative expenses         39,415       34,583       31,854       36,113       21,249
                                              ---------    ---------    ---------    ---------    ---------
               Total costs and expenses         455,141      358,613      296,111      253,771      190,778
                                              ---------    ---------    ---------    ---------    ---------

         Income (loss) from operations           31,328       20,906         (118)     (15,357)      24,242

     Interest income                                760          658          653        1,947        2,998
     Interest expense                            (6,770)      (4,354)      (2,459)      (2,271)      (2,203)
     Gain on sale of subsidiary stock             1,116           --           --           --           --
     Other non-operating income                     401           --           --           --           --
                                              ---------    ---------    ---------    ---------    ---------

         Income (loss) before income
          taxes, extraordinary items
          and cumulative effect of an
          accounting change                      26,835       17,210       (1,924)     (15,681)      25,037

     Provision (benefit) for income
      taxes                                      10,314        8,192          875       (4,056)       9,139
                                              ---------    ---------    ---------    ---------    ---------

         Income (loss) before extra-
          ordinary items and cumulative
          effect of an accounting change         16,521        9,018       (2,799)     (11,625)      15,898

     Extraordinary items:
         Income tax effect of net operat-
          ing loss carryover utilized                --           --           --           --        1,091
                                              ---------    ---------    ---------    ---------    ---------
         Income (loss) before cumulative
          effect of an accounting change         16,521        9,018       (2,799)     (11,625)      16,989
     Cumulative effect of a change in
      accounting for income taxes                    --           --           --         (439)          --
                                              ---------    ---------    ---------    ---------    ---------
               Net income (loss)              $  16,521    $   9,018    $  (2,799)   $ (12,064)   $  16,989
                                              =========    =========    =========    =========    =========

     Earnings per common and common
      equivalent share:
         Income (loss) before extra-
          ordinary items and cumulative
          effect of an accounting change      $    1.00    $     .57    $    (.18)   $    (.83)   $    1.13
         Income tax effect of net oper-
          ating loss carryover utilized              --           --           --           --          .08
                                              ---------    ---------    ---------    ---------    ---------
               Income (loss) per share
                before cumulative effect of
                an accounting change               1.00          .57         (.18)        (.83)        1.21
         Cumulative effect of a change in
          accounting for income taxes                --           --           --         (.03)          --
                                              ---------    ---------    ---------    ---------    ---------
               Net Income (loss) per share    $    1.00    $     .57    $    (.18)   $    (.86)   $    1.21
                                              =========    =========    =========    =========    =========

     Average number of common and common
      equivalent shares outstanding              16,490       15,909       15,210       13,991       14,067
     Cash dividends                           $     .01    $     .01    $     .01    $     .01    $     .01

- -------------------------------------------

Balance Sheet Data:

                                                                                        March 31,
                                                            ---------------------------------------------------------------
                                                              1996           1995          1994          1993        1992
                                                            --------       --------      --------      --------    --------
                                                                                      (in thousands)
Total assets                                                 $389,209      $276,127      $259,968      $212,621    $199,162
Notes payable, capital lease
  and other obligations due
  within one year                                               2,119        27,507        25,207           679         867
Total long-term debt and
  capital lease obligations                                   110,537        32,209        27,534        24,930      25,556
Working capital                                               185,995       101,617        80,066        84,738     117,216
Stockholders' equity                                          161,190       138,578       124,715       128,219     124,398



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
        OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY

The following table sets forth for the periods indicated (i) certain expense and income items expressed as a percentage of total revenues, and (ii) the percentage increase or decrease of such items as compared to the corresponding prior period. This table and the textual discussion and analysis which follows should be read in conjunction with the financial statements, including the notes thereto, for the three years ended March 31, 1996, 1995 and 1994 as included in
Item 8 herein.

                                                                                                            Period to Period
                                                                                                          Increase (Decrease)
                                                              Percentage of Total Revenues               -------------------------
                                                         -------------------------------------             1996             1995
                                                                    Year ended March 31,                  Compared        Compared
                                                          1996           1995            1994              to 1995         to 1994
                                                         ------         ------          ------            ---------       --------
Product revenues                                         85.9           85.3%          85.3%              29.0%          28.4%
Customer service                                         14.1           14.7           14.7               23.6           27.4
                                                        -----          -----          -----
       Total revenues                                   100.0          100.0          100.0               28.2           28.2

Cost of product revenues                                 51.2           49.9           48.4               31.4           32.2
Cost of customer service
  revenues                                                8.0            8.6           10.8               20.2            1.6
Selling expenses                                         17.0           18.0           20.2               20.4           14.0
Product development and
  engineering expenses                                    9.3            8.9            9.8               34.6           16.1
General and administrative
  expenses                                                8.1            9.1           10.8               14.0            8.6
                                                        -----          -----          -----
                                                         93.6           94.5          100.0               26.9           21.1
                                                        -----          -----          -----
       Income (loss) from
           operations                                     6.4            5.5             --               49.9           N.M.

Interest income                                            .2             .1             .2               15.5             .8
Interest expense                                         (1.4)          (1.1)           (.8)              55.5           77.1
Gain on sale of subsidiary stock                           .2             --             --               N.M.             --
Other non-operating income                                 .1             --             --               N.M.             --
                                                         ----          -----          -----
       Income (loss) before
           income taxes and
           cumulative effect of
           an accounting change                           5.5            4.5            (.6)              55.9         N.M.
Provision for income taxes                                2.1            2.1             .3               25.9         N.M.
                                                        -----           ----           ----
              Net income (loss)                           3.4%           2.4%           (.9)%             83.2         N.M.
                                                        =====           ====           ====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
        OF OPERATIONS AND FINANCIAL CONDITION (Continued)

IN ADDITION TO DISCUSSING AND ANALYZING THE COMPANY'S RECENT HISTORICAL FINANCIAL RESULTS AND CONDITION, THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES STATEMENTS CONCERNING CERTAIN TRENDS AND OTHER FORWARD-LOOKING INFORMATION AFFECTING OR RELATING TO THE COMPANY WHICH ARE INTENDED TO QUALIFY FOR THE PROTECTIONS AFFORDED "FORWARD-LOOKING STATEMENTS" UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, PUBLIC LAW 104-67. THE FORWARD-LOOKING STATEMENTS MADE HEREIN AND ELSEWHERE IN THIS FORM 10-K ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. SEE "FACTORS THAT MAY AFFECT FUTURE RESULTS" BELOW AND CAUTIONARY STATEMENTS APPEARING UNDER "ITEM 1. BUSINESS" AND ELSEWHERE IN THIS FORM 10-K FOR A DISCUSSION OF THE IMPORTANT FACTORS AFFECTING THE REALIZATION OF THOSE RESULTS.


OVERVIEW

Fiscal 1996 results represented a continuation of the revenue and earnings growth which began in late fiscal 1994. In fiscal 1996, revenues increased 28% as compared to fiscal 1995 while costs and operating expenses decreased as a percentage of total revenues for the same period. For fiscal 1996, the Company reported net income of $16.5 million, or $1.00 per share. This compares to a net income of $9.0 million or $.57 per share for fiscal 1995. Inflation has not had a significant impact on consolidated results of operations.

The Company anticipates its first half of fiscal 1997 results to reflect approximately 5% revenue growth and a loss of approximately $.50 per share due to changing market conditions as described below. The Company anticipates a return to profitability in the second half of fiscal 1997.

The Company's continuing strategic objectives are to increase revenues and market penetration while reducing costs as a percentage of total revenues, to drive new product development and use vertical systems groups to expand into targeted markets. The Company's goal is to deliver profitable growth and increased stockholder value over the coming years.

The Company operates in a rapidly changing and dynamic market, and the Company's strategies and plans are designed to adapt to changing market conditions where and when possible. However, there can be no assurance that the Company's strategies and plans will take into account all market conditions and changes thereto. Accordingly, the historical results presented in the Company's consolidated financial statements and discussed herein are not necessarily indicative of future results. See "Factors That May Affect Future Results" for a discussion of risk factors which may affect the Company's future results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The risks and other important factors which may affect the Company's business, operating results, and financial and other condition include, without limitation, the following:

The Company's results of operations are affected by a variety of factors, including economic conditions specific to the industries in which it competes, decreases in average selling price over the life of any particular product, the timing, manufacturing complexity and expense of new product introductions (both by the Company and its competitors), the timely implementation of new manufacturing technologies, the ability to safeguard patents and other intellectual property in a rapidly evolving market, the rapid increase in demand for some products and the rapid decline in demand for others and the Company's ability to anticipate and plan for that changing market demand. Certain of these factors are beyond the Company's control.

The Company's shipments during any particular quarter generally represent orders received either during that quarter or shortly before the beginning of that quarter. The Company endeavors to maintain sufficient levels of purchased components to meet the delivery requirements of its customers. However, there can be no assurance that during any given quarter, the Company has or can procure the appropriate mix of purchased components to accommodate any given order. Therefore, the Company's financial performance in any quarter is dependent to a significant degree upon obtaining orders which can be manufactured and delivered to its customers in that quarter. Financial performance for any given quarter cannot be known or fully assessed until near the end of that quarter.

The Company has historically recognized a substantial portion of its product revenues in the last month of each quarter. A significant portion of the Company's expenses are relatively fixed, and timing of increases in such expenses is based in large part on the Company's forecast of future revenues. As a result, if revenues do not meet expectations, the Company may be unable to quickly adjust expenses to levels appropriate to actual revenues, which could have a materially adverse effect on the Company's results of operations.

The markets in which the Company competes are intensely competitive and characterized by rapid technological change, introduction of new products with improved performance characteristics, product obsolescence and price erosion. Failure to keep pace with product and technological advances could negatively affect the Company's competitive position and prospects for growth. Customers' anticipation of new or enhanced product offerings by the Company or a competitor may lead them to defer purchases of the Company's existing products. In addition, companies that are participants in the broader computer industry are potential competitors. Some of the Company's competitors and potential competitors have substantially greater financial, technical, intellectual property, marketing and human resources than the Company.

The Company's future success depends on its ability to develop and rapidly bring to market technologically advanced products. From time to time the Company invests in development stage and other entities who possess or who could potentially possess strategically important technologies. Due to the nature of these entities and the nature of their operations, there can be no assurance that these investments will be realizable or will result in marketable and/or successful products. There can be no assurance that the Company's research and development activities will lead to the commercially successful introduction of new or improved products or that the Company will not encounter delays or problems in connection therewith. The cost of perfecting new and improved technologies to satisfy customer quality and delivery expectations as they are brought to market cannot always be fully anticipated and may adversely affect Company operating profits during such introductions. In addition, the average selling prices for computer products generally decrease over the products' lives. To mitigate such decreases, the Company seeks to reduce manufacturing costs of existing products and to introduce new products, functions and other price/performance-enhancing features. To the extent these do not occur on a timely basis, the Company's operating results could be materially adversely affected.

To date, the Company's revenues have been concentrated in the retail industry, historically representing over 50% of its total revenues. The Company's future growth depends, in part, on its ability to successfully penetrate and expand its revenues in new markets. There can be no assurance that such penetration and expansion into new markets can be achieved.

The Company believes its future success is also dependent, in part, upon its ability to continue to enhance and broaden its current line of products through internal development and the acquisition of new businesses and technologies, but there can be no assurance that the Company will be able to identify, acquire or profitably operate new businesses or otherwise implement its growth strategy successfully. For the Company to manage its growth and integrate any newly acquired entities, it must continue to improve operations and financial and management information systems and effectively motivate and manage employees. If the Company is unable to successfully pursue and manage such growth, its business and results of operations could be adversely affected.

The Company regards certain of its hardware and software technologies as proprietary and relies on a combination of United States and foreign patent, copyright, trademark and trade secret laws, as well as, license and other contractual confidentiality provisions, to protect its proprietary rights. Despite the Company's efforts to safeguard its proprietary rights, there can be no assurance that the Company will be successful in doing so or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to or otherwise circumvent the Company's technologies and proprietary rights.

The Company's products utilize hardware and software technologies licensed from third parties. There can be no assurance that the Company will be able to license needed technology in the future. An early termination of certain of these license agreements (including patent rights licensed from Symbol Technologies, Inc., one of its principal competitors, necessary for the Company's manufacture and sale of its integrated laser scanning terminals which account for a material portion of the Company's current sales) could have a materially adverse effect on the Company's ability to market certain of its products, hence, on its business, results of operations and financial condition. The Company believes that its products, processes and trademarks do not infringe on the rights of third parties, but there can be no assurance that third parties will not assert infringement or other related claims against the Company or its licensors in the future. Any infringement claim or related litigation against the Company, or any challenge to the validity of the Company's own intellectual property rights, and the expense of defending the same could materially adversely effect the Company's ability to market its products and hence, on its business, results of operations and financial condition.

Certain components and sub-assemblies of the Company's products are procured from outside the United States. Certain of the Company's products, sub-assemblies and components are procured from a single source supplier and others are procured from only a limited number of suppliers. The Company has in the past encountered, and may in the future encounter, shortages of supplies and delays in deliveries of necessary components. Such shortages and delays could have a materially adverse effect on the Company's ability to ship products.

As a substantial portion of the Company's total revenues, ranging from approximately 25-30% in recent years, is from customers located outside of the United States, the Company's results could be negatively affected by global and regional economic conditions, changes in foreign currency exchange rates, trade protection measures, regulatory acceptance of the Company's products in foreign countries, longer accounts receivable collection patterns and other considerations peculiar to the conduct of international business. The Company is subject to similar risks in its procurement of certain of its materials and components from foreign sources.

Certain of the Company's products intentionally transmit radio signals as part of their normal operation. These products are subject to regulatory approval, restrictions on the use of certain frequencies and the creation of interference, and other requirements by the Federal Communications Commission ("FCC") and corresponding authorities in each country in which they are marketed. Regulatory changes could significantly impact the Company's operations by restricting the Company's development efforts, obsoleting current products or increasing the opportunity for additional competition. The intentional emission of electromagnetic radiation has also been the subject of recent public concern regarding possible health and safety risks, and though the Company believes that the low power output and the distance typically maintained between a product and the user means that its products do not pose material safety concerns, there can be no assurance that such safety issues will not arise in the future and will not have a materially adverse effect on the Company's business.

Among other things, the Company's future depends in large part on the continued service of its key technical, marketing and management personnel and on its ability to continue to attract and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of products and processes. The competition for such personnel is intense, and the loss of key employees could have a materially adverse effect on the Company's business, financial condition and results of operations.

In addition to the factors discussed above and elsewhere in this Form 10-K which may adversely affect the Company's conduct of its business and the results thereof, the Company's financial condition is also subject to the possible adverse effects of certain pending litigation and other contingencies discussed above under "Item 3. LEGAL PROCEEDINGS", and in Note 16 to the financial statements included below in Item 8 below, in this Form 10-K.


RESULTS OF OPERATIONS

Revenues
- --------

1996 vs. 1995

Consolidated total revenues for fiscal 1996 increased $107.0 million or 28% as compared to fiscal 1995. No customer accounted for 10% or more of total revenues in fiscal 1996.

Product revenues for fiscal 1996 increased $93.8 million or 29% as compared with fiscal 1995. Product revenues include the sale of PTCs, including rugged, wireless mobile computers; pen-based and touch-screen workslates; hardware accessories; wireless data communication products; custom application software and software licenses and a variety of professional services including system integration and project management. The increase in product revenues was due primarily to an increase in average selling price per PTC unit supplemented by a moderate increase in PTC unit volume. Revenues from the Company's Itronix subsidiary, a manufacturer of rugged, wireless mobile computers, increased $39.4 million and also contributed to the increase in the average selling price per PTC unit. Further contributing to the increased average selling price per unit is the Company's movement towards comprehensive wireless systems which are more complex and therefore more costly, and increased volumes of pen-based and touch-screen workslates as a percentage of total product revenues. The increase in product revenues was aided by high levels of new account and non-retail market activity in industries such as manufacturing, transportation, and utilities.

Customer service revenues increased $13.1 million or 24% for fiscal 1996 as compared to fiscal 1995. This growth was due primarily to the increase in the installed base of the Company's products.

Revenues from the Company's international operations (including Canada) were $123.5 million and $108.1 million in fiscal 1996 and 1995, respectively. This increase was primarily attributable to increased European subsidiaries' revenues resulting from an increased average selling price per unit. Changes in currency exchange rates and intercompany hedging activities did not have a material effect on the results of the Company's international operations.

The Company anticipates its first half of fiscal 1997 results to reflect approximately 5% revenue growth. However, the Company also expects higher revenue growth to occur in the second half of fiscal 1997. Additionally, the Company intends to focus on building revenue backlog during fiscal 1997.

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

Customer service revenues increased $12.0 million or 27% for fiscal 1995 as compared to fiscal 1994. This growth was due primarily to the increase in the installed base of the Company's products.

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

Cost of Revenues
- ----------------

1996 vs. 1995

Cost of product revenues as a percentage of product revenues was 60% in fiscal 1996 as compared to 59% in fiscal 1995. This increase in the cost percentage was primarily due to pricing pressures on certain large accounts and fulfillment of customer delivery commitments for volume shipments of new products which required costly, rapid redesign and rework. Revenues related to software and manufacturing rights agreements and distribution agreements, which have little incremental cost, and reduced estimates for warranty costs combined to decrease the cost of product revenues as a percentage of product revenues by approximately 1%.

Cost of customer service revenues as a percentage of customer service revenues was 57% in fiscal 1996 as compared to 58% in fiscal 1995. This decrease in the cost percentage was primarily attributable to the fact that it was not necessary to increase customer service personnel and related resources proportionately with the increase in customer service revenues.

For the year ended March 31, 1996, inventory allowance accounts decreased to $10.1 million from $10.9 million at March 31, 1995. This decrease was due to the disposal of obsolete materials and other of $2.8 million offset by provisions for inventory obsolescence of $2.0 million. As a percentage of gross inventories, the inventory allowances decreased to 8% at March 31, 1996 from 13% at March 31, 1995. The decrease in the inventory allowance percentage reflects the Company's improved ability to estimate future customer service requirements of manufacturing components. This improvement led to the reduction of estimated reserves during the fourth quarter which had a pretax impact of $2.9 million. The Company continues to anticipate provisions for obsolescence as revenues generated from new product offerings replace revenue from older products. Also in the fourth quarter of fiscal 1996, the Company incurred unusual non-recurring provisions for sales adjustments of $2.9 million, manufacturing adjustments of $1.0 million and other miscellaneous adjustments of $.4 million.

The Company anticipates market pressure to lower its manufactured costs of handheld products by accelerating initiatives to improve manufacturing and operating efficiencies.

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

Operating Expenses
- ------------------

1996 vs. 1995

Selling expenses as a percentage of total revenues were 17% in fiscal 1996 as compared to 18% in fiscal 1995. Selling expenses increased $13.9 million in fiscal 1996 as compared to fiscal 1995. The decrease in selling expenses as a percentage of total revenues is primarily attributable to the leverage of fixed selling expenses over a greater revenue base.

Product development and engineering expenses were 9% of total revenues in both fiscal 1996 and 1995. The increase of $11.7 million, net of capitalized software development costs, in fiscal 1996 as compared to 1995 was primarily attributable to research and development activities related to new product development. These activities included increased research and development costs associated with the further development of wireless data communications and spread spectrum technology; evolutionary development of pen-based technology; commercial development of rugged, wireless mobile computers; pre-commercial research relating to augmented reality hardware and software, advanced image reading and two dimensional bar-code technology and improvements to existing PTC and other products. During the first quarter of fiscal 1996, the Company recognized $1.0 million of development expense reimbursement funding relating to a large order from a major customer. The expense reimbursement was offset against the related development expenses incurred.

General and administrative expenses as a percentage of total revenues were 8% and 9% for fiscal years 1996 and 1995, respectively. The increase of $4.8 million was primarily attributable to increased legal expenses, corporate and international administration necessary to support the Company's revenue growth. At March 31, 1996, there were no remaining amounts accrued in fiscal 1993 related to restructuring charges. All such remaining amounts were paid in fiscal 1996. There were no material adjustments recorded in fiscal 1996 related to restructuring amounts recorded in fiscal 1994 or fiscal 1993.

During the fourth quarter of fiscal 1996, the Company capitalized software development costs in accordance with the requirements of SFAS No. 86 aggregating $7.1 million on a pretax basis.

Selling, product development and engineering and administrative expenses are expected to decrease as a percentage of total revenues for fiscal 1997 as compared to fiscal 1996, due to increased revenue base, streamlining of product lines and the related operating efficiencies, and other expense reduction initiatives. The Company anticipates a loss of approximately $.50 per share for the first half of fiscal 1997, while the successful implementation of the Company's cost reduction initiatives are expected to allow a return to profitability in the second half of fiscal 1997. The Company also anticipates a net profit for the full fiscal year 1997.


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

General and administrative expenses as a percentage of total revenues were 9% and 11% for fiscal years 1995 and 1994, respectively. The increase of $2.7 million was primarily attributable to an increase in the corporate resources necessary to support the Company's revenue growth. At March 31, 1995, remaining amounts accrued in fiscal 1993 for restructuring charges related to severance and aggregated $.3 million. There were no material adjustments recorded in fiscal 1995 to amounts recorded in fiscal 1994 or fiscal 1993.

Interest Expense
- ----------------

1996 vs. 1995

Net interest expense as a percentage of revenues was 1.2% and 1.0% in fiscal 1996 and 1995, respectively. The increase in fiscal 1996 as compared to fiscal 1995 reflects the continued borrowing under the Company's credit facilities through the end of the third quarter of fiscal 1996 and interest costs related the Company 5-3/4% convertible subordinated notes issued during the third quarter of fiscal 1996. The Company's cash requirements are discussed below in Cash Flows from Operating and Investing Activities.

1995 vs. 1994

Net interest expense as a percentage of revenues was 1.0% and .6% in fiscal 1995 and 1994, respectively. The increase in fiscal 1995 as compared to fiscal 1994 reflected continued borrowing under the Company's credit facility caused by cash requirements in excess of internally generated funds, primarily to support the Company's investing activities.

Income Taxes
- ------------

1996 vs. 1995

The Company's consolidated effective tax rate was 38% in fiscal 1996 and 48% in fiscal 1995. The consolidated effective tax rate for fiscal 1996 reflects income before taxes increased by nondeductible goodwill amortization, the sum of which is multiplied by the United States statutory tax rate and increased by international tax rate differentials. These increases are partially offset by research and development credits earned through the first quarter of fiscal 1996 and benefits from research and development credit carryforwards from prior fiscal years. The credit available for increasing research and development expenditures expired at June 30, 1995. There were no other significant tax law changes during fiscal 1996 that had a significant effect on the calculation of the income tax liability. The consolidated effective tax rate for fiscal 1995 reflects income before taxes increased by nondeductible goodwill amortization, the sum of which is multiplied by the United States statutory rate and increased by international tax rate differentials. These increases were partially offset by research and development credits.

1995 vs. 1994

The Company's consolidated effective tax rate was 48% in fiscal 1995 and 46% in fiscal 1994. The consolidated effective tax rate for fiscal 1995 reflects income before taxes increased by nondeductible goodwill amortization, the sum of which is multiplied by the United States statutory tax rate and increased by international tax rate differentials. These increases are partially offset by research and development credits. The consolidated effective tax rate for fiscal 1994 reflects the loss before taxes increased by nondeductible goodwill amortization, the sum of which is multiplied by the United States statutory rate and increased by international tax rate differentials, and partially offset by research and development credits. There were no income tax law changes that had a significant effect on fiscal 1995 or 1994.

NON-OPERATING INCOME

During fiscal 1996, the Company sold interests in its Metanetics subsidiary, a licensor and developer of image reading technology, to certain key executives and to third-parties. A total of 1.7 million shares of voting common stock were sold at prices ranging from $.50 per share to $1.04 per share. Total proceeds aggregated $1.4 million in cash and notes receivable. The resulting pre-tax gain of $1.1 million, net of related transaction costs, was recorded as non-operating income. Deferred taxes of $.5 million for the gain were included in the Company's provision for income taxes. The Company's remaining percentage interest in the voting common stock of Metanetics at March 31, 1996, was 49%. Prior to the transactions, Metanetics was a wholly-owned subsidiary. Subsequent to March 31, 1996, the Company repurchased 432,558 shares of Metanetics voting common stock. This repurchase of shares resulted in an increase in the Company's interest in Metanetics to 58%.

The Company anticipates potential sales of partial ownership interests in certain of its technical subsidiaries and other operations in the future through various transactions, which may include public offerings and/or private placements.

Non-operating income in fiscal 1996 also included realized and unrealized gains from transactions in trading securities amounting to $.4 million.

FINANCIAL CONDITION

Liquidity
- ---------

1996 vs. 1995

At March 31, 1996, the Company had cash and cash equivalents of $34.8 million, as compared with $31.4 million at March 31, 1995. The Company's current ratio (current assets divided by current liabilities) was 2.6:1 and 2.0:1 at March 31, 1996 and 1995, respectively. The primary components of the increases in working capital and current ratio were increases in cash and cash equivalents of $3.5 million, accounts and notes receivable of $52.4 million, inventories of $39.1 million and decreases in notes payable of $25.3 million. Days sales outstanding has increased to 84 days at March 31, 1996 from 75 days at March 31, 1995. This increase was primarily due to proportionately greater revenues during the last month of fiscal 1996 as compared to fiscal 1995 and to the increase in complex and lengthy installations of local and wide area networks. The increase in inventories was primarily due to the increase in the breadth of the Company's product offerings and the related manufacturing safety stock levels, particularly at the Company's Itronix subsidiary.

These increases in working capital were partially offset by the increase in accrued liabilities of $10.8 million.

The Company believes its existing resources, including available cash, short-term investments, internally generated funds and bank credit facilities, will be sufficient to meet working capital requirements for the next twelve months.

1995 vs. 1994

At March 31, 1995, the Company had cash and cash equivalents of $31.4 million, as compared with $24.8 million at March 31, 1994. The Company's current ratio (current assets divided by current liabilities) was 2.0:1 and 1.8:1 at March 31, 1995 and 1994, respectively. The primary components of the increase in working capital and current ratio were increases in cash and cash equivalents of $6.6 million and accounts and notes receivable of $21.0 million and decreases in accounts payable and accrued liabilities of $10.9 million. Days sales outstanding has increased to 75 days at March 31, 1995 from 57 days at March 31, 1994. This increase was primarily due to proportionately greater revenues during the last month of fiscal 1995 as compared to fiscal 1994.

The increases in working capital were partially offset by the decrease in inventories of $7.2 million, the increases in notes payable and current portion of long-term debt of $2.2 million and income taxes payable and other of $7.5 million. The decrease in inventories was due primarily to comparatively high factory output near year-end and the utilization of long-lead time material related to new product offerings.

Cash Flows from Operations
- --------------------------

1996 vs. 1995

Cash flows provided by (used in) operations were $(15.5) million and $15.8 million in fiscal 1996 and 1995, respectively. Fiscal 1996 cash flows were positively impacted by the $7.5 million increase in net income recorded in fiscal 1996 as compared to that recorded in fiscal 1995, the increase in the cash flow impact of the non-cash provision for income taxes of $4.7 million, the change in the cash flow impact of accounts payable and accrued liabilities of $48.3 million and other positive cash flow impacts of $3.4 million. These positive cash flow impacts were offset by negative cash flow impacts of the change in inventories of $40.9 million, accounts and notes receivable of $32.8 million, income taxes payable of $8.5 million, intangibles and other assets of $6.1 million, the cash flow impact of the provision for inventory obsolescence of $5.4 million and other negative cash flow impacts of $1.5 million.

The Company anticipates positive cash flows from operating activities for fiscal 1997.

1995 vs. 1994

Cash flows provided by (used in) operations were $15.8 million and $(2.4) million in fiscal 1995 and 1994, respectively. Fiscal 1995 cash flows were positively impacted by the $11.8 million change from the net loss incurred in fiscal 1994 to the net income recorded in fiscal 1995. Additionally, fiscal 1995 cash flows from operations were positively impacted by the following positive cash flow items: inventories of $35.0 million, accounts and notes receivable of $3.1 million, non-cash provisions for inventory obsolescence, doubtful accounts and depreciation and amortization of $2.7 million and income taxes payable and other of $9.8 million. These positive cash flow impacts were partially offset by negative cash flow impacts of the change in accounts payable and accrued liabilities of $41.6 million, refundable income taxes of $2.0 million and other of $.6 million.

Investing Activities
- --------------------

1996 vs. 1995

Net cash used in investing activities increased to $34.2 million in fiscal 1996 as compared to $16.3 million in fiscal 1995. This increase of $17.9 million was primarily caused by an increase in investments in capitalized software of $8.2 million reflecting the transition of software development projects to commercial readiness, the increase in additions to property and equipment of $7.5 million and the increase in payments for acquisitions of $1.4 million.

Subsequent to March 31, 1996, the Company sold certain retail application software operations, with net assets of approximately $5 million to a third-party for cash and notes receivable, including interest, of $6.4 million. In addition to the proceeds from the sale, the Company also entered into a software license agreement with the third-party purchaser. The agreement provides for the Company to receive, over the next five years, license fees amounting to 20% of the revenue generated by the purchased software, with minimum required payments aggregating $6,600.

1995 vs. 1994

Net cash used in investing activities decreased to $16.3 million in fiscal 1995 as compared to $25.9 million in fiscal 1994. This decrease of $9.6 million was primarily caused by a decrease in additions to property and equipment of $6.5 million and the decrease in payments for acquisitions of $3.0 million.

Financing Activities
- --------------------

1996 vs. 1995

Cash flows provided by financing activities increased $46.6 million for fiscal 1996 as compared to fiscal 1995. The increase was primarily due to proceeds from the Company's issuance of $82.5 million of 5 3/4% convertible subordinated notes and a $3.8 million increase in the proceeds from the exercise of employee stock options. These increases were partially offset by the negative cash flow impact of notes payable and payments of capital leases of $36.2 million and the payment of debt issue costs of $3.5 million.

Effective March 8, 1996, the Company replaced its previous revolving credit, term loan and security agreement with a new unsecured credit agreement with a group of eight banks. The agreement, which expires on March 8, 2001, provides the Company with a maximum credit facility of $100 million and permits the Company to borrow funds as domestic or Eurodollar advances. Funds borrowed as domestic advances bear interest at the greater of the agent bank's "Prime Commercial Lending Rate" or the Federal Funds

Rate plus .50% while Eurodollar advances bear interest at the agent bank's Eurodollar rate plus .50% to 1.25% based on certain capitalization levels. In addition, the agreement requires the Company to pay a commitment fee of .15% to
 .375% per annum, based on certain capitalization levels, on the unused portion of the revolving commitment amounts. The Company is also required to pay a utilization fee of .125% to .25% per annum, based on certain capitalization levels, on Eurodollar advances at certain borrowing levels. The agreement also contains certain restrictive covenants which requires the Company to maintain certain leverage, net worth and fixed charge coverage ratios. The Company had no amounts outstanding under this agreement and was in compliance with all restrictive covenants at March 31, 1996.

Additionally, effective March 20, 1996, the Company entered into an unsecured business purpose revolving promissory note with a bank. The note, which expires March 19, 1997, provides the Company with a maximum credit facility of $20 million and bears interest at the bank's "Money Market Rate" plus .50% to 1.25% per annum, based on certain capitalization levels. The Company had no borrowings outstanding under this note at March 31, 1996.

During fiscal 1996, the Company had a weighted average of $25.3 million outstanding under it previous facilities with a weighted average interest cost of 8.9%.

Effective December 12, 1995, the Company issued $82.5 million of 5-3/4% convertible subordinated notes due January 1, 2003. The conversion price for the notes is $27.50 per common share and is subject to adjustment in certain events. Interest is payable on January 1 and July 1 in each year, commencing July 1, 1996. On or after January 5, 1999, the notes are redeemable at any time at the option of the Company, in whole or in part, at the following prices for the following calendar years: 1999, 103.286%; 2000, 102.464%; 2001, 101.643% and
2002, 100.812%.

During the first quarter of fiscal 1997, the Company repurchased 100,000 shares of its common stock at a weighted average price per share of approximately $10.43.

1995 vs. 1994

Cash flows provided by financing activities decreased $18.7 million for fiscal 1995 as compared to fiscal 1994. The decrease was primarily due to the decrease of $18.5 million in the net proceeds related to the Company's credit facility and a $2.3 million decrease due to reduction of long-term borrowings in fiscal 1995 versus proceeds from long-term borrowings in fiscal 1994. These decreases were partially offset by increased proceeds from the exercise of stock options and other of $2.1 million.

Effective March 31, 1995, the Company amended and restated its then revolving credit, term loan and security agreement with two banks which was replaced on March 8, 1996, by the new unsecured credit facility discussed above. The agreement called for a maximum credit limit of $50 million subject to availability on qualifying accounts receivable and inventory and bore interest at LIBOR plus 2.5% or the higher of the banks' prime rate plus 1% or the Federal Funds Rate plus 1.5%. At March 31, 1995, the Company had $25.4 million of short-term borrowings outstanding at a 9.5% rate of interest under the revolving credit facility of this agreement and was in compliance with all restrictive covenants contained in the agreement. During fiscal 1995, the Company had a weighted average of $20.3 million outstanding under this facility with a weighted average interest cost of 8.7%.

During fiscal 1995, the Company borrowed $5.5 million under the term-loan facility of this agreement. At March 31, 1995, the interest rate under this term-loan facility was 10.0%.

New Accounting Standards
- ------------------------

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 establishes a fair value based method of accounting for the issuance of stock or similar equity instruments to employees and requires compensation costs to be measured using the fair value of the award at the grant date and recognized over the vesting period. As permitted by SFAS No. 123, the Company will continue accounting for stock issued to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion No. 25") and include the required pro forma disclosures of net income and earnings per share as if SFAS No. 123 had been adopted. The Company is required to adopt the disclosure requirements of this new standard for the fiscal year ended March 31, 1997. As the adoption of SFAS No. 123 will only require additional disclosures, there will be no effect on the Company's operating results or cash flows.

In June 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 requires long-lived assets and identifiable intangible assets that are held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company is required to adopt the provisions of SFAS No. 121 by fiscal 1997. Management believes that the adoption of this pronouncement will not have a material effect on the Company's operating results or cash flows.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                                      Pages
                                                                                                                      -----
Financial Reports:

       Report of Management........................................................................................    35
       Report of Independent Accountants...........................................................................    36

Consolidated Financial Statements:

       Consolidated Balance Sheet..................................................................................    37
       Consolidated Statement of Income............................................................................    38
       Consolidated Statement of Cash Flows........................................................................    39
       Consolidated Statement of Changes in Stockholders' Equity...................................................    40
       Notes to Consolidated Financial Statements..................................................................   41-59

Financial Statement Schedule:

            II  -   Valuation and Qualifying Accounts and Reserves.................................................    69


All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or the notes thereto.

                              REPORT OF MANAGEMENT
                              --------------------


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



/s/ Robert F. Meyerson
- ---------------------------------------
Robert F. Meyerson
Chairman of the Board and
       Chief Executive Officer


/s/ Frank E. Brick
- ---------------------------------------
Frank E. Brick
President and Chief Operating Officer


/s/ William J. Murphy
- ---------------------------------------
William J. Murphy
Senior Executive Vice President,
       Global Sales and Marketing

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


To the Board of Directors and Stockholders of Telxon Corporation


We have audited the consolidated financial statements and the financial statement schedule of Telxon Corporation and Subsidiaries listed in the index on page 34 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telxon Corporation and Subsidiaries as of March 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




/s/ COOPERS & LYBRAND L.L.P.

Akron, Ohio
June 28, 1996

Telxon Corporation
and Subsidiaries

Consolidated Balance Sheet
- --------------------------

In Thousands (except share and per share amounts)

                                                                                                               March 31,
                                                                                                     --------------------------
                                                                                                        1996             1995
                                                                                                     ---------          -------
ASSETS

Current assets:
     Cash (including cash equivalents of
         $23,411 and $21,872)................................................................         $ 34,828            $ 31,364
     Trading securities......................................................................              902                  --
     Accounts receivable, net of allowance for
         doubtful accounts of $1,731 and $1,832..............................................          133,592              84,468
     Notes and other accounts receivable.....................................................            9,522               6,256
     Refundable income taxes.................................................................               --                 935
     Inventories.............................................................................          111,132              72,078
     Prepaid expenses and other..............................................................            9,939              10,192
                                                                                                      --------            --------
                  Total current assets.......................................................          299,915             205,293
Property and equipment, net..................................................................           54,673              45,887
Intangible and other assets, net.............................................................           34,621              24,947
                                                                                                      --------            --------

                  Total......................................................................         $389,209            $276,127
                                                                                                      ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable...........................................................................         $     66            $ 25,395
     Accounts payable........................................................................           59,620              33,466
     Current portion of long-term debt.......................................................            1,156               1,343
     Capital lease obligations due within one year...........................................              897                 769
     Income taxes payable....................................................................            7,029               8,315
     Accrued liabilities.....................................................................           45,152              34,388
                                                                                                      --------            --------
                  Total current liabilities..................................................          113,920             103,676
Capital lease obligations....................................................................            1,982               1,729
Convertible subordinated debentures..........................................................          107,224              24,734
Long-term debt...............................................................................            1,331               5,246
Other long-term liabilities..................................................................            3,562               2,164
                                                                                                      --------            --------
                  Total liabilities..........................................................          228,019             137,549
Stockholders' equity:
     Preferred Stock, $1.00 par value per share;
         500,000 shares authorized, none issued..............................................               --                  --
     Common Stock, $.01 par value per share;
         50,000,000 shares authorized, 16,096,193
         and 15,623,249 shares outstanding...................................................              161                 156
     Additional paid-in capital..............................................................           85,750              78,548
     Retained earnings.......................................................................           78,096              62,954
     Equity adjustment for foreign currency
         translation.........................................................................           (2,064)             (1,525)
     Unearned compensation relating to restricted
         stock awards........................................................................             (753)             (1,555)
                                                                                                      --------            --------
                  Total stockholders' equity.................................................          161,190             138,578
                                                                                                      --------            --------
Commitments and contingencies (Note 16)......................................................               --                  --
                                                                                                      --------            --------

                  Total......................................................................         $389,209            $276,127
                                                                                                      ========            ========


See accompanying notes to
consolidated financial statements

Telxon Corporation
and Subsidiaries

Consolidated Statement of Income
- --------------------------------

In Thousands
(except per share amounts)

                                                                                                   Year ended March 31,
                                                                                     ---------------------------------------------
                                                                                        1996              1995               1994
                                                                                     ---------          --------           -------
Revenues:
     Product      .........................................................          $417,725           $323,916           $252,341
     Customer service......................................................            68,744             55,603             43,652
                                                                                     --------           --------           --------
                  Total revenues...........................................           486,469            379,519            295,993
                                                                                     --------           --------           --------

Cost of revenues:
     Product      .........................................................           249,120            189,568            143,347
     Customer service......................................................            39,016             32,455             31,958
                                                                                     --------           --------           --------
                  Total cost of revenues...................................           288,136            222,023            175,305
                                                                                     --------           --------           --------

     Gross profit .........................................................           198,333            157,496            120,688

Operating expenses:
     Selling expenses......................................................            82,207             68,279             59,894
     Product development and engineering
         expenses .........................................................            45,383             33,728             29,058
     General and administrative expenses...................................            39,415             34,583             31,854
                                                                                     --------           --------           --------
                  Total operating expenses.................................           167,005            136,590            120,806
                                                                                     --------           --------           --------

                  Income (loss) from operations............................            31,328             20,906               (118)

Interest income   .........................................................               760                658                653
Interest expense  .........................................................            (6,770)            (4,354)            (2,459)
Gain on sale of subsidiary stock...........................................             1,116                 --                 --
Other non-operating income.................................................               401                 --                 --
                                                                                     --------           --------           --------

                  Income (loss) before income taxes........................            26,835             17,210             (1,924)

Provision for income taxes.................................................            10,314              8,192                875
                                                                                     --------           --------           --------

                  Net income (loss)........................................          $ 16,521           $  9,018           $ (2,799)
                                                                                     ========           ========           ========


Earnings per common and common
     equivalent share:
                  Net income (loss) per share..............................            $ 1.00              $ .57             $ (.18)
                                                                                       ======              =====             ======


Average number of common and common
     equivalent shares outstanding.........................................            16,490             15,909             15,210



See accompanying notes to
consolidated financial statements

Telxon Corporation
and Subsidiaries

Consolidated Statement of Cash Flows
- ------------------------------------

Dollars in Thousands                                                                             Year ended March 31,
                                                                                  ----------------------------------------------
                                                                                     1996                1995              1994
                                                                                  ---------            --------           ------
Cash flows from operating activities:
     Net income (loss).......................................................        $16,521            $ 9,018            $ (2,799)

     Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
              Depreciation and amortization..................................         22,945             21,397              19,738
              Non-cash compensation related to
                  restricted stock awards....................................            802                782                 795
              Non-cash gain on trading securities............................           (340)                --                  --
              Trading securities.............................................           (562)                --                  --
              Provision for doubtful accounts................................          1,538              1,158                 817
              Provision for inventory obsolescence...........................          2,026              7,407               6,674
              Deferred income taxes..........................................          4,161               (577)               (313)
              Loss on disposal of assets.....................................            393                145                 425
              Changes in assets and liabilities:
                  Accounts and notes receivable..............................        (54,103)           (21,290)            (24,400)
                  Refundable income taxes....................................            935                913               2,955
                  Inventories................................................        (41,139)              (178)            (35,190)
                  Prepaid expenses and other.................................           (976)              (372)               (871)
                  Intangibles and other assets...............................         (4,628)             1,455               1,543
                  Accounts payable and accrued
                      liabilities............................................         38,238            (10,030)             31,534
                  Income taxes payable.......................................         (2,302)             6,153                (359)
                  Other long-term liabilities................................          1,031               (181)             (2,994)
                                                                                     -------            -------             -------
                           Total adjustments.................................        (31,981)             6,782                 354
     Net cash (used in) provided by operating
         activities..........................................................        (15,460)            15,800              (2,445)

Cash flows from investing activities:
     Proceeds from disposal of fixed assets..................................             --                 --                 750
     Additions to property and equipment.....................................        (22,749)           (15,224)            (21,702)
     Short-term investments..................................................             --                764                (119)
     Payments for acquisitions, net of cash
         acquired ...........................................................         (2,403)              (970)             (3,964)
     Software investments ...................................................         (9,025)              (869)               (318)
     Other ..................................................................             --                 --                (520)
                                                                                     -------            -------             -------
     Net cash used in investing activities...................................        (34,177)           (16,299)            (25,873)

Cash flows from financing activities:
     Notes payable, net......................................................        (30,084)             5,822              24,330
     Principal payments on long-term
         financing agreement.................................................           (230)              (247)              2,080
     Principal payments on capital leases....................................           (968)              (642)               (787)
     Proceeds from convertible debt..........................................         82,500                 --                  --
     Debt issue costs paid...................................................         (3,463)                --                  --
     Proceeds from exercise of stock
         options (includes tax benefit)......................................          5,977              2,155                 125
     Payment of cash dividends...............................................           (160)              (155)               (152)
                                                                                     -------            -------             -------
     Net cash provided by financing activities...............................         53,572              6,933              25,596

     Effect of exchange rate changes on cash.................................           (471)               889                 248
                                                                                     -------            -------             -------
     Net increase (decrease) in cash and
         cash equivalents....................................................          3,464              7,323              (2,474)
     Cash and cash equivalents at beginning
         of year  ...........................................................         31,364             24,041              26,515
                                                                                     -------            -------             -------
     Cash and cash equivalents at end of year................................        $34,828            $31,364             $24,041
                                                                                     =======            =======             =======


See accompanying notes to
consolidated financial statements

Telxon Corporation
and Subsidiaries

Consolidated Statement of
- -------------------------
Changes in Stockholders' Equity
- -------------------------------

Dollars in Thousands (except per share amounts)

                                                                                                     Adjustment
                                                                   Additional                       for Foreign
                                                     Common         Paid-in          Retained        Currency            Unearned
                                                      Stock          Capital         Earnings       Translation        Compensation
                                                      ----         ---------         --------       -----------        ------------
Balance at March 31, 1993.......................      $152          $73,370          $57,612          $(2,115)           $(800)

     Exercise of stock options..................        --              120               --               --               --
     Dividends paid - $.01 per
         share    ..............................        --               --             (152)              --               --
     Income tax benefit from
         stock option transac-
         tions    ..............................        --               23               --               --               --
     Common stock retired
         (1,503 shares).........................        --               (9)              (8)              --               --
     Stock issued under re-
         stricted stock plan, net
         of amortization........................         1            1,326               --               --             (534)
     Adjustment for foreign
         currency translation...................        --               --               --           (1,472)              --
     Net loss for 1994..........................        --               --           (2,799)              --               --
                                                      ----          -------          -------          -------           ------
Balance at March 31, 1994.......................       153           74,830           54,653           (3,587)          (1,334)

     Exercise of stock options..................         2            2,341             (247)              --               --
     Dividends paid - $.01 per
         share    ..............................        --               --             (155)              --               --
     Income tax benefit from
         stock option transac-
         tions    ..............................        --              632               --               --               --
     Common stock retired
         (72,399 shares)........................        --             (258)            (315)              --               --
     Stock issued under re-
         stricted stock plan, net
         of amortization........................         1            1,003               --               --             (221)
     Adjustment for foreign
         currency translation...................        --               --               --            2,062               --
     Net income for 1995........................        --               --            9,018               --               --
                                                      ----          -------          -------          -------           ------
Balance at March 31, 1995.......................       156           78,548           62,954           (1,525)          (1,555)

     Exercise of stock options..................         5            5,509             (734)              --               --
     Dividends paid - $.01 per
         share    ..............................        --               --             (160)              --               --
     Income tax benefit from
         stock option transac-..................
         tions    ..............................        --            1,751               --               --               --
     Common stock retired
         (80,206 shares)........................        --             (241)            (485)              --               --
     Amortization of restricted
         stock    ..............................        --               --               --               --              802
     Stock issued under employee
         stock purchase plan....................        --              183               --               --               --
     Adjustment for foreign
         currency translation...................        --               --               --             (539)              --
     Net income for 1996........................        --               --           16,521               --               --
                                                      ----          -------          -------          -------            -----
Balance at March 31, 1996.......................      $161          $85,750          $78,096          $(2,064)           $(753)
                                                      ====          =======          =======          ========           =====


See accompanying notes to
consolidated financial statements

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
- ------------------------------------------

Dollars in Thousands (except per share amounts)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ----------------------------------------------------

Principles of Consolidation
- ---------------------------
The consolidated financial statements include the financial statements of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Minority Interests
- ------------------
The difference between the proceeds from the sale of stock by a subsidiary and the Company's carrying value of such stock is recorded as non-operating gains or losses at the time of the sale. Minority interests then represent the unaffiliated stockholders' interests in the cumulative earnings of the subsidiary subsequent to the sale of stock.

Foreign Currency Translation
- ----------------------------
The financial statements of foreign operations are translated into U.S. dollars using the local currency as the functional currency in accordance with Statement of Financial Accounting Standards No. 52. Accordingly, all assets and liabilities are translated at current rates of exchange, and operating transactions are translated at weighted average rates during the year. The translation gains and losses are accumulated as a separate component of stockholders' equity until realized. There were no income taxes allocated to the translation adjustments and transfers to net income in 1996, 1995 and 1994. Net transaction gains or losses were not material in 1996, 1995 and 1994. For further detail by geographic areas, see Note 12 - Business Segment.

Hedging Activities
- ------------------
The Company's hedging activities relate primarily to the use of forward exchange contracts purchased by certain of its international subsidiaries to purchase U.S. dollars for repayment of purchases of inventory from the parent company. The aggregate amount of forward exchange contracts outstanding at any time during the year, as well as the aggregate amount of gains and losses resulting from these and other foreign currency transactions, were not material.

Cash and Cash Equivalents
- -------------------------
The Company considers all highly liquid investments which are both readily convertible to cash and have a maturity of three months or less when purchased to be cash equivalents. At March 31, 1996, the Company had cash of $500 held in escrow related to a Standstill Agreement with a third-party.

Trading Securities
- ------------------
Trading securities, which consist of marketable securities that the Company has purchased with the intent of selling within one year, have been stated at fair value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Under SFAS No. 115, the Company records all unrealized holding gains and losses as non-operating income or loss.

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
- ------------------------------------------------------

During fiscal 1996, the Company had recognized $339 of net unrealized holding gains on trading securities.

Inventories
- -----------
Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment
- ----------------------
Property and equipment are recorded at historical cost and depreciated over the estimated useful lives of the assets using the straight-line method for financial reporting purposes. The ranges of the estimated useful lives are: buildings, 19 years; machinery and equipment, furniture and fixtures, and transportation equipment, 3-10 years; marketing, customer service equipment, and tooling, 3 years; and leasehold improvements, over the shorter of the useful life of the asset or the life of the lease.

Software Costs, Intangibles and Other Assets
- --------------------------------------------
Software costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86 and are included in intangible and other assets in the accompanying consolidated balance sheets. Purchased computer software is capitalized and amortized for both financial and tax reporting purposes, using the straight-line method, over the expected useful life of the software, generally from three to seven years. Similarly, internally developed computer software is capitalized and amortized for financial reporting purposes using the straight-line method over three years; for tax purposes, these costs are generally expensed as incurred, however, certain of these costs have been capitalized and will be amortized using the straight-line method over three years. Product development and engineering expenses are expensed as incurred for both financial and tax reporting purposes.

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

Non-compete agreements, deferred financing costs, and license agreements have also been included in intangible and other assets in the accompanying consolidated balance sheets. Non-compete and license agreements are amortized on a straight-line basis over the life of the related contract. Deferred financing costs are amortized on a straight-line basis over the life of the related debt, with accelerated amortization recorded on any debentures purchased. All other assets included in intangible and other assets are recorded at cost and are amortized on a straight-line basis over their expected useful lives.

Revenue Recognition
- -------------------
Revenues from hardware sales and software licenses are recognized at the time of shipment or at the time of title transfer if professional services are also performed. Professional services revenues, which include system integration and project management fees, are recognized as services are

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
- ------------------------------------------------------

performed. In accordance with Statement of Position 91-1, "Software Revenue Recognition," revenues from custom application software sales are recognized using a percentage-of-completion method. Revenues from customer service contracts are recognized ratably over the maintenance contract period or as the services are performed.

During fiscal 1996, the Company entered into certain software license agreements and manufacturing right contracts with third-parties. The sale of these rights have been recorded as product revenue.

Product Development and Engineering Expenses
- --------------------------------------------
Expenditures for the development and engineering of products are expensed as incurred in accordance with the requirements of Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs".

Effective March 24, 1995, the Company entered into an agreement with a major customer to develop a new generation of product. Under the terms of this agreement, the Company was reimbursed a total of $3 million for development costs incurred related to the project. As of March 31, 1996, the Company had been reimbursed for the remaining $1 million of product development and engineering costs incurred during the fiscal year. The reimbursement has been recorded as a reduction to the Company's product development and engineering expenses.

Earnings Per Share
- ------------------
Computations of earnings per common and common equivalent share of Common Stock are based on the weighted average number of common shares outstanding during the period (15,910,000 in 1996, 15,484,000 in 1995, and 15,210,000 in 1994),
increased by the net shares issuable on the assumed exercise of stock options using the treasury stock method (580,000 in 1996, 425,000 in 1995, and none in 1994). All securities having an anti-dilutive effect on earnings per share have been excluded from such computations. Common Stock purchase rights outstanding under the Company's stockholder rights plan, which potentially have a dilutive effect, have been excluded from the weighted common shares computation as preconditions to the exercisability of such rights were not satisfied.

Reclassifications
- -----------------
Certain items in the 1995 consolidated financial statements and notes thereto have been reclassified to conform to the 1996 presentation.

Use of Estimates
- ----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
- ------------------------------------------------------

Contingent and Unusual Items
- ----------------------------
Contingent and unusual items are expensed as incurred when events giving rise to such items are probable and the amounts are estimable in accordance with the requirements of Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies".


NOTE 2 -- INVENTORIES
- ---------------------

Inventories at March 31 consisted of the following:

                                                                                                    1996                  1995
                                                                                                  -------               ------
         Purchased components ........................................................            $ 50,022               $40,958
         Work-in-process  ............................................................              35,379                16,376
         Finished goods...............................................................              25,731                14,744
                                                                                                   -------               -------
                                                                                                  $111,132               $72,078
                                                                                                  ========               =======


NOTE 3 -- PROPERTY AND EQUIPMENT
- --------------------------------

Property and equipment, at cost, at March 31 consisted of the following:

                                                                                                   1996                   1995
                                                                                                 --------               ------
         Machinery and equipment......................................................             $55,809               $45,529
         Tooling......................................................................              24,349                18,171
         Furniture and office equipment...............................................              18,098                16,424
         Buildings, improvements and leasehold
                  interest............................................................              12,097                11,205
         Capital lease assets and other...............................................               7,107                 5,070
         Leasehold improvements.......................................................               6,407                 5,072
         Transportation equipment.....................................................               2,913                 2,622
         Land.........................................................................               1,978                 1,978
                                                                                                   -------               -------
                                                                                                   128,758               106,071
         Less-accumulated depreciation and
                  amortization........................................................              74,085                60,184
                                                                                                   -------               -------
                                                                                                   $54,673               $45,887
                                                                                                   =======               =======

Depreciation expense for 1996, 1995 and 1994 amounted to $15,184, $13,419 and $11,238, respectively.

Net capital lease additions (retirements) were $1,348, $2,001 and ($1,492) in 1996, 1995 and 1994, respectively. These additions or retirements are non-cash transactions and, accordingly, have been excluded from property and equipment additions in the accompanying consolidated statement of cash flows. Amortization of capital lease assets has been included in depreciation expense. Accumulated depreciation related to capital lease assets aggregated $1,680, $741 and $473 in 1996, 1995 and 1994, respectively.

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
- ------------------------------------------------------

NOTE 4 -- INTANGIBLE AND OTHER ASSETS, NET
- ------------------------------------------

Intangible and other assets, net, consisted of the following at March 31:

                                                                                                     1996                 1995
                                                                                                   -------              ------
         Goodwill relating to acquisitions, net of
                amortization of $13,907 and $11,339                                                $14,775               $15,656
         Capitalized software, net of amortization
                of $7,071 and $9,622..................................................              10,566                 3,926
         Other, net of amortization of $292 and
                $5,821................................................................               4,832                 3,146
         Deferred financing costs, net of amortization
                of $1,096 and $932....................................................               3,848                   549
         Non-compete agreements with former share-
                holders of acquisitions and others, net
                of amortization of $2,280 and $5,258..................................                 600                 1,320
         Licenses, net of short-term portion of
                $350 and amortization of $2,100 and
                $1,750................................................................                  --                   350
                                                                                                   -------               -------
                                                                                                   $34,621               $24,947
                                                                                                   =======               =======

Amortization expense for the years ended March 31, was as follows:

                                                                                1996                 1995                  1994
                                                                               ------               ------                -----
         Goodwill......................................................        $4,100               $3,748                $4,143
         Capitalized software..........................................         2,385                1,341                 1,399
         Other  .......................................................            42                  133                   310
         Deferred financing costs......................................           164                   32                    32
         Non-compete agreements........................................           720                2,024                 1,916
         Licenses......................................................           350                  700                   700
                                                                               ------               ------                ------
                                                                               $7,761               $7,978                $8,500
                                                                               ======               ======                ======

In connection with the acquisition of Teletransaction, Inc., the Company acquired the rights to consulting services (principally performed by Robert
F. Meyerson, Chairman of the Board and Chief Executive  Officer) from
Accipiter Corporation ("Accipiter"), which is owned by Mr. Meyerson's wife and also secured a non-competition covenant from Accipiter and Mr. Meyerson. Aggregate payments for these rights were $3,600. The cost of these rights is being amortized over the five year terms of the agreements


NOTE 5 -- SHORT-TERM FINANCING
- ------------------------------

Effective March 8, 1996, the Company replaced its previous revolving credit, term loan, and security agreement with a new, unsecured credit agreement with a group of eight banks. The credit agreement, which expires on March 8, 2001, provides the Company with a maximum credit facility of $100,000 and permits the Company to borrow funds as domestic or Eurodollar advances. Funds borrowed as domestic advances bear interest at the greater of the agent bank's "Prime Commercial Lending Rate" or the Federal Funds rate plus .50% while Eurodollar advances bear interest at the agent bank's Eurodollar rate plus .50% to 1.25% based on certain capitalization levels. At March 31, 1996, the interest rate in effect under the new credit

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
- ------------------------------------------------------


agreement for domestic advances was 8.25% and 6.19% for Eurodollar advances. In addition, the agreement requires the Company to pay a commitment fee of .15% to
 .375% per annum, based on certain capitalization levels, on the unused portion of the revolving commitment amount. The Company is also required to pay a utilization fee of .125% to .25% per annum, based on certain capitalization levels, on Eurodollar advances at certain borrowing levels. At March 31, 1996, the commitment fee and utilization fee rates were equal to .20% and .25% per annum, respectively. The agreement also contains certain restrictive covenants which requires the Company to maintain certain leverage, net worth and fixed charge coverage ratios. The Company had no borrowings outstanding under the $100,000 credit agreement and was in compliance with all restrictive covenants contained in the agreement at March 31, 1996.

Additionally, effective March 20, 1996, the Company entered into an unsecured business purpose revolving promissory note with a bank. The note, which expires March 19, 1997, provides the Company with a maximum credit facility of $20,000 and bears interest at the lending bank's "Money Market Rate" plus .50% to 1.25% per annum, based on certain capitalization levels. At March 31, 1996, the interest rate in effect under the note was 6.5%. The Company had no borrowings outstanding under the $20,000 unsecured promissory note at March 31, 1996.

During fiscal 1996, the Company had a weighted average of $25,354 outstanding under its previous revolving credit facility with a weighted average interest cost of 8.9%. At March 31, 1995, the Company had $25,395 of short-term borrowings outstanding under the revolving credit facility at an interest rate of 9.5% per annum. The weighted average interest rate incurred under this agreement for the year ended March 31, 1995, was 8.7%. The carrying amount of the short-term borrowings outstanding at March 31, 1995, approximated fair value.


NOTE 6 -- ACCRUED LIABILITIES
- -----------------------------

Accrued liabilities at March 31 consisted of the following:

                                                                                                           1996             1995
                                                                                                         -------          ------
         Deferred customer service revenues......................................................        $15,063           $11,924
         Accrued payroll and other employee compensation.........................................         10,586            10,130
         Accrued taxes other than payroll and income taxes.......................................          4,035             2,570
         Accrued commissions.....................................................................          3,808             2,355
         Accrued royalties.......................................................................          3,430             2,280
         Accrued interest........................................................................          2,136               633
         Other accrued liabilities...............................................................          6,094             4,496
                                                                                                         -------           -------
                                                                                                         $45,152           $34,388
                                                                                                         =======           =======

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
- ------------------------------------------------------

NOTE 7 -- INCOME TAXES
- ----------------------

Components of income (loss) before taxes, extraordinary items and cumulative effect of an accounting change follows:

                                                                                      1996                1995              1994
                                                                                    -------            --------           ------
         Domestic operations ..............................................          $13,758             $ 7,384           $(6,325)
         International operations..........................................           13,077               9,826             4,401
                                                                                     -------             -------           -------
                                                                                     $26,835             $17,210           $(1,924)
                                                                                     =======             =======           =======

The Company accounts for income taxes in accordance with SFAS No. 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are currently in effect.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the provision (benefit) for income taxes by taxing jurisdiction are as follows:

     Currently payable (refundable):                                                      1996             1995              1994
                                                                                        -------          -------           ------
           U.S....................................................................      $ 3,796           $3,429           $(1,748)
           State and local........................................................          264              120                70
           Foreign................................................................        4,727            3,400             1,801
                                                                                        -------           ------           -------
                                                                                          8,787            6,949               123
                                                                                        -------           ------           -------
       Deferred:
           U.S....................................................................        1,586            1,156              (382)
           State and local........................................................          178               87              (121)
           Foreign................................................................         (237)              --               203
                                                                                        -------           ------           -------
                                                                                          1,527            1,243              (300)
                                                                                        -------           ------           -------
     Charge equivalent to tax effect of
           operating loss carryovers utilized  ...................................           --               --             1,052
                                                                                        -------           ------           -------
     U.S. and foreign taxes on
           income before extraordinary credit.....................................      $10,314           $8,192           $   875
                                                                                        =======           ======           =======

The reconciliation between the reported total income tax expense (benefit) and the amount computed by multiplying income (loss) before income taxes and cumulative effect of an accounting change by the U.S. federal statutory tax rate is as follows:

                                                                                           1996              1995              1994
                                                                                          ------            ------            -----
     U.S. federal statutory tax rate .............................................        35.0%            35.0%             (35.0)%
     Foreign tax rate differential................................................         1.7              2.4               48.4
     Research and development credits ............................................        (2.2)            (2.5)             (22.6)
     Goodwill.....................................................................         5.6              8.3               80.1
     Other  ......................................................................        (1.7)             4.4              (25.4)
                                                                                          ----             ----              -----
        Consolidated effective income tax rate....................................        38.4%            47.6%              45.5%
                                                                                          ====             ====               ====

Telxon Corporation
and Subsidiaries

Notes to Consolidated financial Statements (Continued)
- ------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31 are presented below:

                                                                                                         1996               1995
                                                                                                       -------             ------
Deferred tax assets:
         Allowance for doubtful accounts.........................................................      $  701              $   638
         Inventory obsolescence and capitalization...............................................       3,526                3,791
         State and local income benefits.........................................................       1,748                2,094
         Net operating loss and research and development
              and alternative minimum tax credit carryovers......................................       1,340                2,763
         Warranty reserves.......................................................................       1,068                   76
         Employee benefits and compensation......................................................         705                  979
         Other...................................................................................         827                1,031
                                                                                                       ------                -----
                  Total gross deferred tax assets................................................       9,915               11,372
                  Less valuation allowance.......................................................      (2,384)              (3,950)
                                                                                                       ------               ------
                  Total deferred tax assets......................................................       7,531                7,422
                                                                                                       ------               ------

Deferred tax liabilities:
         Depreciation and amortization...........................................................      (3,019)              (1,654)
         Other...................................................................................      (1,094)                (610)
                                                                                                        ------               ------
                  Total gross deferred tax liabilities...........................................      (4,113)              (2,264)
                                                                                                       ------               ------

                  Net deferred tax asset.........................................................      $3,418               $5,158
                                                                                                       ======               ======

The net change in the total valuation allowance for the years ended March 31, 1996 and 1995 was a decrease of $1,566 and $386, respectively. The net deferred tax asset is deemed realizable and is classified in prepaid expenses on the consolidated balance sheet.

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of March 31 will be allocated as follows:

                                                                                                         1996                1995
                                                                                                        ------              -----
Income tax benefit that would be reported in the
         consolidated statement of income........................................................        $1,444             $2,206
Income tax benefit that would reduce goodwill and
         other noncurrent intangible assets......................................................           940              1,744
                                                                                                         ------             ------
                  Total                                                                                  $2,384             $3,950
                                                                                                         ======             ======

No provision for U.S. income taxes on $23,967 of undistributed earnings of international subsidiaries at March 31, 1996, has been made because these earnings are indefinitely reinvested in the subsidiaries. Determination of the amount of the unrecognized deferred tax liability for temporary differences related to investment in foreign subsidiaries is not practicable.

Income taxes paid in 1996, 1995 and 1994 were $6,340, $1,804 and $2,282, respectively. Income tax refunds received in fiscal 1996, 1995 and 1994 aggregated $1,620, $884 and $5,486, respectively.

As of March 31, 1996, the Company had foreign operating loss carryovers of $1,362 for both tax and financial reporting purposes. These foreign carryovers expire at various dates through fiscal 2003.

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
- ------------------------------------------------------

As a result of acquisitions in prior years, the Company had domestic operating loss carryovers and domestic research and development credit carryovers for tax and financial reporting purposes in the amounts of $1,165 and $188, respectively. These domestic carryovers expire at various dates through fiscal 2008. As of March 31, 1996, the Company had domestic alternative minimum tax credit carryovers of $692. The domestic alternative minimum tax credit carryforward period is indefinite. There can be no assurance that foreign and domestic tax carryovers will be utilized.


NOTE 8 -- STOCK OPTIONS AND RESTRICTED STOCK
- --------------------------------------------

During the periods shown below, the Company had in effect three stock option plans for the officers and other key employees of the Company - the Telxon Corporation 1983 Stock Option Plan (the "1983 Plan"), the Telxon Corporation 1988 Stock Option Plan (the "1988 Plan") and the Telxon Corporation 1990 Stock Option Plan (the "1990 Plan"). The options outstanding under the 1983 Plan, the 1988 Plan and the 1990 Plan generally vest in equal installments over a three-year period on the first three anniversary dates after the date of grant. The option price is equal to the market price for the Company's Common Stock at the time of grant. The following is a summary of the activity in the Company's stock option plans during fiscal 1994, 1995 and 1996:

                                                                                                      Stock Options
                                                                                               ----------------------------
                                                                                                             Average Price
                                                                                                Shares         Per Share
                                                                                               ---------      -------------
March 31, 1993 ...................................................................             1,445,156        $13.69
     Granted  ....................................................................               803,011         10.68
     Exercised ...................................................................               (18,003)         6.63
     Returned to pool due to employee
        terminations and one-for-two program......................................              (477,464)        20.11
                                                                                               ---------
March 31, 1994 ...................................................................             1,752,700         10.64
     Granted .....................................................................               971,500         14.73
     Exercised ...................................................................              (325,245)         8.60
     Returned to pool due to employee
        terminations..............................................................              (112,734)        10.84
                                                                                               ---------
March 31, 1995 ...................................................................             2,286,221         12.66
         Granted .................................................................             1,184,626         19.10
     Exercised ...................................................................              (513,927)        10.94
     Returned to pool due to employee
        terminations..............................................................                (5,990)        12.28
                                                                                               ---------
March 31, 1996 ...................................................................             2,950,930        $15.54
                                                                                               =========

At March 31, 1996, there were 2,950,930 options outstanding under the 1990 Plan at $8.75 to $23.00 per share.

During fiscal 1996, the Company's stockholders approved an amendment to the 1990 Plan that increased the number of shares available for issuance by 850,000 shares, to a total of 3,350,000 shares. Options available to be granted under the 1990 Plan at March 31, 1996 were 286,851. No further options can be granted under the 1983 Plan or the 1988 Plan.

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
- ------------------------------------------------------

The Company also has in effect a stock option plan for non-employee directors (the "Director Plan"). During fiscal 1996, the Company's stockholders approved an amendment to the Director Plan that increased the number of shares available for issuance by 150,000 shares, to a total of 400,000 shares. During the fiscal year ended March 31, 1996, 55,000 options were granted at an average price per share of $21.69. At March 31, 1996, there were 210,000 options outstanding under the Director Plan at $9.125 to $23.50 per share. At March 31, 1996, there were 156,667 options available to be granted under the Director Plan.

At March 31, 1995, there were 12,000 options outstanding and exercisable at $14.63 per share which were not granted under the Company's stock option plans. During fiscal 1996, 6,000 options were canceled and no options were exercised. At March 31, 1996, there were 6,000 such options outstanding and exercisable at $14.63 per share.

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

In connection with its acquisition of Itronix Corporation ("Itronix"), the Company issued an aggregate of 47,980 shares of restricted Company stock to three Itronix officers, vesting over a three year period. Such shares were not granted under the Restricted Stock Plan as described below. At March 31, 1996, 23,190 shares had vested, 17,593 shares were forfeited due to terminations and 7,197 shares were outstanding but remain subject to forfeiture.

During fiscal 1993, the Company adopted a Restricted Stock Plan (the "Restricted Stock Plan"), under which 250,000 shares may be issued. A committee of the Board of Directors determines the time periods during which and the criteria upon which the Restricted Stock is subject to forfeiture. At March 31, 1996, 131,000 shares granted under the Restricted Stock Plan had vested, 119,000 shares were outstanding subject to forfeiture, and no shares were available to be granted.

During fiscal 1996, the Company's stockholders approved the 1995 Employee Stock Purchase Plan (the "1995 Stock Purchase Plan"), under which 500,000 shares of unused or treasury stock were authorized for sale to eligible employees at a 15% discount from market value. At March 31, 1996, 8,815 shares had been issued and purchased under the 1995 Stock Purchase Plan and 491,185 shares remained available for future purchases.


NOTE 9 -- LEASES
- ----------------

The Company leases certain equipment under capital leases generally for terms of five years or less with renewal and purchase options. The present value of future minimum lease payments for these capital lease obligations

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
- ------------------------------------------------------

is reflected in the consolidated balance sheet as current and noncurrent capital lease obligations. In addition, the Company leases office facilities, customer service locations and certain equipment under noncancelable operating leases.

Future minimum lease payments for years ending March 31, are as follows:

                                                                                                     Capital             Operating
                                                                                                      Leases               Leases
                                                                                                     --------            ---------
1997.........................................................................................        $1,155              $ 6,353
1998.........................................................................................         1,014                6,142
1999.........................................................................................           903                5,059
2000.........................................................................................           300                4,343
2001.........................................................................................            21                4,033
2002 and thereafter..........................................................................            --                1,362
                                                                                                      -----               ------
                                                                                                      3,393              $27,292
Amount representing interest.................................................................          (514)             =======
                                                                                                      -----
Present value of net minimum lease payments..................................................         2,879
Current portion .............................................................................          (897)
                                                                                                      -----
Long-term portion ...........................................................................        $1,982
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

Rent expense for 1996, 1995 and 1994 amounted to $10,623, $11,212 and $7,962, respectively.


NOTE 10 -- CONVERTIBLE SUBORDINATED DEBENTURES AND LONG-TERM DEBT
- -----------------------------------------------------------------

Convertible subordinated debentures at March 31, 1996, consisted of $82,500 of 5-3/4% Convertible Subordinated Notes (the "5-3/4% Notes") and $24,724 of 7-1/2% Convertible Subordinated Debentures (the "7-1/2% Debentures") while convertible subordinated debentures at March 31, 1995 was comprised of $24,734 of the 7-1/2 Debentures.

Effective December 12, 1995, the Company issued $82,500 of 5-3/4% Notes due January 1, 2003. The conversion price for the 5-3/4% Notes is $27.50 per common share and is subject to adjustment in certain events. Interest is payable on January 1 and July 1 in each year, commencing July 1, 1996. On or after January 5, 1999, the 5-3/4% Notes are redeemable at any time at the option of the Company, in whole or in part, at the following prices for the following calendar years: 1999, 103.286%; 2000, 102.464%; 2001, 101.643% and 2002, 100.821%. As of
March 31, 1996, the carrying amount of the 5-3/4% Notes recorded in the financial statements approximates fair value.

The 7-1/2% Debentures, which were issued June 1, 1987, are due June 1, 2012. The conversion price for the 7-1/2% Debentures of $26.75 is subject to adjustment in certain events. Interest is payable on June 1 and December 1 in each year, and commenced December 1, 1987. The Debentures are

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
- ------------------------------------------------------

redeemable at any time at the option of the Company, in whole or in part, at 102.25% of the principal amount redeemed, declining annually to par on and after June 1, 1997. The sinking fund requires mandatory annual payments of 5% of the original $46,000 principal amount commencing June 1, 1997, calculated to retire 75% of the issue prior to maturity. During fiscal 1991, the Company purchased and retired Debentures with a principal face amount aggregating $21,266 which will be applied to the earliest of the Company's sinking fund payment obligations. As of March 31, 1996 and 1995, the fair value of these debentures was $24,724 and $21,148, respectively based on quoted market prices.

During fiscal 1995, the Company borrowed $5.5 million under the term loan component of a previous credit facility. At March 31, 1996, there was no outstanding balance related to the term loan.

Effective March 25, 1994, the Company entered into a seven-year financing agreement to borrow $2,100. This agreement is collateralized by certain transportation equipment owned by the Company and bears interest at the Federal Reserve Commercial Paper Rate plus 3.15%. At March 31, 1996, the actual rate was 8.99%. The maturities of this note for the next five years after March 31, 1996 are $273, $292, $313, $335, and $358.

In addition, the Company has a $500 subordinated promissory note assumed in connection with the acquisition of Itronix, which is due June 30, 1996 and on which interest is due at the rate of prime plus one-half percent. At March 31, 1996, this note has been classified in the current portion of long-term debt caption of the consolidated balance sheet.

Total interest paid by the Company in 1996, 1995 and 1994 was $5,046, $4,392, and $2,498, respectively.


NOTE 11 -- STOCKHOLDERS' EQUITY
- -------------------------------

The exercise of non-qualified stock options results in state and federal income tax benefits to the Company equal to the difference between the market price at the date of exercise and the option price. During 1996, 1995 and 1994, $1,751, $632 and $23, respectively, was credited to additional paid-in capital as a result of such option exercises.


NOTE 12 -- BUSINESS SEGMENT
- ---------------------------

The Company designs, develops, manufactures, markets and services mobile and wireless transaction systems and solutions for vertical markets. The Company's business is a single segment. The Company does not believe that it is dependent upon any one customer or group of customers. No customer accounted for 10% or more of total revenues in fiscal 1996 or 1995. In fiscal 1994, Wal-Mart Stores, Inc., accounted for approximately 11% of total revenues.

The Company sells its products to customers in diversified industries, primarily in North America and Europe. The Company realizes approximately one-half of its revenues from customers in retail industries who are in

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
- ------------------------------------------------------

widely diversified geographic locations and markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses have historically been within management's expectations.

The Company has operations in the United States, Europe, Canada, Australia and Asia. Information for 1996, 1995 and 1994 follows below.

Of the U.S. revenues from unaffiliated customers in 1996, 1995 and 1994, $20,070, $16,293 and $14,704 were exports to Europe, Canada, South America, Asia, Africa and the Middle East.

Transfers between geographic areas were at cost plus a negotiated mark-up.

Assets of geographic areas are identified with the operations of each area. Corporate assets consist of property and equipment.


                                                      United                                     Adjustment &
     1996                                             States        Europe         Other         Elimination          Consolidated
     ----                                           --------        -------       -------        -----------          ------------
Revenues from unaffiliated
 customers.....................................      $382,156       $69,588       $34,725         $      --             $486,469
Transfers between geo-
 graphic areas.................................        45,508           896        38,603           (85,007)                  --
                                                     --------       -------       -------          --------             --------
         Total revenues........................      $427,664       $70,484       $73,328          $(85,007)            $486,469
                                                     ========       =======       =======          ========             ========
Operating income  .............................      $ 50,935       $ 6,506       $ 5,759          $    996             $ 64,196
                                                     ========       =======       =======          ========
Interest expense, net..........................                                                                           (6,010)
Non-operating income...........................                                                                            1,517
Foreign currency transac-
 tion gain (loss), net.........................           (18)          115          (157)               --                  (60)
                                                     --------       -------       -------          --------
Corporate expenses, net........................                                                                          (32,808)
                                                                                                                        --------
Income before income taxes  ...................                                                                         $ 26,835
                                                                                                                        ========
Identifiable assets at
         March 31, 1996........................      $297,154       $43,142       $35,130          $     --             $375,426
                                                     ========       =======       =======          ========
Corporate assets  .............................                                                                           13,783
                                                                                                                        --------
Total assets at
         March 31, 1996........................                                                                         $389,209
                                                                                                                        ========

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
- ------------------------------------------------------

                                                      United                                      Adjustment &
     1995                                             States        Europe         Other          Elimination          Consolidated
     ----                                            --------       -------       -------          --------            ------------
Revenues from unaffiliated
 customers.....................................      $285,603       $62,679       $31,237          $     --             $379,519
Transfers between geo-
 graphic areas.................................        36,254           443        28,973           (65,670)                  --
                                                     --------       -------       -------          --------             --------
         Total revenues........................      $321,857       $63,122       $60,210          $(65,670)            $379,519
                                                     ========       =======       =======          ========             ========

Operating income  .............................      $ 40,676       $ 3,434       $ 6,658          $   (232)            $ 50,536
                                                     ========       =======       =======          ========
Interest expense, net..........................                                                                           (3,696)
Foreign currency transaction gain, net ........           --           145           299                 --                  444
                                                     -------        ------        ------            -------
Corporate expenses, net........................                                                                          (30,074)
                                                                                                                         -------
Income before income taxes ....................                                                                         $ 17,210
                                                                                                                        ========
Identifiable assets at
         March 31, 1995........................      $193,077       $40,943       $30,575          $     --             $264,595
                                                     ========       =======       =======          ========

Corporate assets  .............................                                                                           11,532
                                                                                                                        --------
Total assets at
         March 31, 1995........................                                                                         $276,127
                                                                                                                        ========



                                                      United                                      Adjustment &
     1994                                             States        Europe         Other          Elimination          Consolidated
     ----                                            --------       -------       -------          --------            ------------
Revenues from unaffiliated
 customers.....................................      $226,885       $44,561       $24,547          $     --             $295,993
Transfers between geo-
 graphic areas.................................        28,737           607        16,236           (45,580)                  --
                                                     --------       -------       -------          ---------            --------
         Total revenues........................      $255,622       $45,168       $40,783          $(45,580)            $295,993
                                                     ========       =======       =======          ========             ========

Operating income  .............................      $ 20,462       $ 1,685       $ 3,247          $   (572)            $ 24,822
                                                     ========       =======       =======          ========
Interest expense, net..........................                                                                           (1,806)
Foreign currency transac-
 tion gain, net   .............................            --           100           154                --                  254
                                                      -------       -------        ------           -------
Corporate expenses, net........................                                                                          (25,194)
                                                                                                                         -------
Loss before income taxes.......................                                                                         $ (1,924)
                                                                                                                        ========
Identifiable assets at
         March 31, 1994........................      $186,801       $31,277       $31,292          $     --             $249,370
                                                     ========       =======       =======          ========
Corporate assets  .............................                                                                           10,598
                                                                                                                         --------
Total assets at
         March 31, 1994........................                                                                         $259,968
                                                                                                                        ========

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
- ------------------------------------------------------

NOTE 13 -- INTERNATIONAL OPERATIONS
- -----------------------------------

The consolidated financial statements include the following with respect to the net income and net assets of the Company's international subsidiaries and branches during the three years ended March 31:

                                                                                  1996                1995                1994
                                                                                -------             -------             ------
         Net income .......................................................      $ 7,695             $ 6,712             $ 2,694
         Net assets .......................................................      $58,764             $49,913             $46,470


NOTE 14 -- ACQUISITIONS AND DIVESTITURES
- ----------------------------------------

Effective July 13, 1995, the Company acquired the assets and assumed certain liabilities of Virtual Vision, Inc. ("Virtual Vision"), a leading developer of certain "augmented reality" head-mounted systems technology, for $1,900 cash plus a $1,000 promissory note and other obligations of $200. This acquisition was accounted for as a purchase and the resulting goodwill of $3,219 will be amortized over a useful life of 7 years.


NOTE 15 -- SALE OF SUBSIDIARY STOCK
- -----------------------------------

During fiscal 1996, the Company sold interests in its Metanetics Corporation ("Metanetics") subsidiary, a licensor and developer of image reading technology, to certain key employees and to third-parties. A total of 1,713,372 shares of voting common stock were sold at prices ranging from $.50 per share to $1.04 per share. Total proceeds aggregated $1,351 in cash and notes receivable. The resulting pre-tax gain of $1,116, net of related transaction costs, was recorded as other non-operating income. Deferred taxes of $459 were provided for the gain, and were included in the Company's provision for income taxes. The Company's remaining percentage interest in the voting common stock of Metanetics at March 31, 1996 was 49%. Prior to the transactions, Metanetics was a wholly-owned subsidiary.

Subsequent to March 31, 1996, the Company repurchased 432,558 shares of Metanetics voting common stock. This repurchase of shares resulted in an increase in the Company's interest in Metanetics to 58%.


NOTE 16 -- COMMITMENTS AND CONTINGENCIES
- ----------------------------------------

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

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
- ------------------------------------------------------

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

Following the completion of discovery (other than of experts), each defendant filed a Motion for Summary Judgment on May 19, 1995, all of which were opposed by the plaintiffs. On September 14, 1995, the Court granted each defendant summary judgment on all counts, which the plaintiffs have appealed to the defendants to the United States Sixth Circuit Court of Appeals. The parties' briefing of the appeal has been completed, but no date for oral argument of the appeal has yet been set. The defendants intend to continue vigorously defending the Consolidated Class Action. Though there can be no assurance that the Company's summary judgment will be upheld on appeal on all counts or as to the ultimate outcome of any portion of the case with respect to which the summary judgment may be reversed, no provision has been made in the accompanying consolidated financial statements for any liability that may result to the Company in such an event.

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

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
- ------------------------------------------------------

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

In the normal course of its operations, the Company is subject to performance under contracts, and has various legal actions and certain contingencies pending, including a claim made by the owner of a manufacturing facility formerly leased by the Company that the Company caused and should remediate alleged soil contamination at the facility. The Company, with professional assistance, is investigating the existence, scope, nature and cause of the claimed contamination. Information necessary to support a reasonable estimate of the scope of loss, if any, is not presently available and, accordingly, no provision has been made in accompanying financial statements. The Company, while not conceding denial of coverage, has been advised by its insurers that coverage is not available concerning this matter. While the Company, based on its initial assessment of the situation, believes the matter's ultimate resolution will not have a material adverse effect on the Company's business or financial condition, if the Company were ultimately required to remediate such contamination, the associated costs could have a material adverse effect on results of operations for one or more quarters in which the associated charge(s) would be taken. In management's opinion, all other such outstanding matters have either been reflected in the consolidated financial statements, are covered by insurance or would not have a material adverse effect on the Company's business, consolidated financial position or results of operations or cash flows.


NOTE 17 -- NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS
- -------------------------------------------------

In June 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 requires long-lived assets and identifiable intangible assets that are held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company is required to adopt the provisions of SFAS No. 121 by fiscal 1997. Management believes that the adoption of this pronouncement will not have a material effect on the Company's consolidated financial position or results of operations or cash flows.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 establishes a fair value based method of accounting for the issuance of stock or similar equity instruments to employees and requires compensation costs to be measured using the fair value of the award at the grant date and recognized over the vesting period. As permitted by SFAS No. 123, the Company will continue accounting for stock issued to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion No. 25") and include the required pro forma disclosures of net

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
- ------------------------------------------------------

income and earnings per share as if SFAS No. 123 had been adopted. The Company is required to adopt the disclosure requirements of this new standard for the fiscal year ended March 31, 1997. As the adoption of SFAS No. 123 will only require additional disclosures, there will be no effect on the Company's consolidated financial position or results of operations or cash flows.

Under Opinion No. 25, the Company is required to record compensation expense for stock or similar equity instruments granted to employees only to the extent that the market price of the Company's common stock is greater than the grant price at the grant date. Refer to Note 8 -- Stock Options and Restricted Stock for additional details on the Company's accounting for stock issued to employees.


NOTE 18 -- SUBSEQUENT EVENTS
- ----------------------------

Subsequent to March 31, 1996, the Company sold certain retail application software operations, with net assets of approximately $5,000, to a third-party for cash and notes receivable, including interest, of $6,400. In addition to the proceeds from the sale, the Company also entered into a software license agreement with the third-party purchaser. The agreement provides for the Company to receive, over the next five years, license fees amounting to 20% of the revenue generated by the purchased software, with minimum required payments aggregating $6,600.

Additionally, during the first quarter of fiscal 1997, the Company repurchased 100,000 shares of its common stock at a weighted average price per share of approximately $10.43.


NOTE 19 -- QUARTERLY DATA (UNAUDITED)
- -------------------------------------

                                                                                           Quarter
                                                              ---------------------------------------------------------------------
1996                                                           First          Second         Third           Fourth(a)      Year(b)
- ----                                                          -------         --------       --------       ---------       -------
Revenues .............................................        $103,541        $107,016       $131,030        $144,882       $486,469
Gross profit..........................................          43,127          45,516         52,491          57,199        198,333
                                                              --------        --------       --------        --------       --------
Net income............................................        $  2,229        $  2,811       $  4,205        $  7,276       $ 16,521
                                                              ========        ========       ========        ========       ========
Earnings per common and common
  equivalent share:
Net income per share .................................            $.14            $.17           $.26            $.45          $1.00
                                                                  ====            ====           ====            ====          =====

(a) During the fourth quarter of fiscal 1996, the Company recorded capitalized software costs, net of amortization, aggregating $7,075. Offsetting the software capitalization were other unusual non-recurring adjustments aggregating $4,255. After the related income tax impact, the aggregate impact on fourth quarter earnings was $1,749 or $ .11 per share.

         The impact of such quarterly adjustments on the reported earnings during the first three quarters of fiscal 1996 was not material.

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
- ------------------------------------------------------

         Also during the fourth quarter, the Company refined its estimates for inventory valuation based on previously unavailable information. As a result, the Company's inventory valuation reserves for both manufacturing and customer service inventories were reduced by $2,863. After the related income tax benefit, the impact on fourth quarter earnings was $1,775 or $ .11 per share.

(b) The net income per share for the quarters does not equal net income per share for the year due to differentials in the impact of quarterly and annual weighted new stock issuances on the weighted average number of shares outstanding for each respective period.


                                                                                           Quarter
                                                              ---------------------------------------------------------------------
1995                                                            First        Second         Third          Fourth(a)         Year
- ----                                                          --------       -------        -------        --------         -------
Revenues .............................................         $87,433       $91,886        $98,196        $102,004         $379,519
Gross profit..........................................          36,716        38,333         39,843          42,604          157,496
                                                               -------       -------        -------        --------         --------
Net income............................................         $ 1,273       $ 1,619        $ 2,464        $  3,662         $  9,018
                                                               =======       =======        =======        ========         ========
Earnings per common and common
  equivalent share:
Net income per share .................................            $.08          $.10            .16           $ .23             $.57
                                                                  ====          ====            ===           =====             ====


(a) Fourth quarter adjustments were not material to the quarterly results of operations.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
- -------  -----------------------------------------------------------
         AND FINANCIAL DISCLOSURES
         -------------------------

Not applicable.

                                    PART III

Except for certain information relating to the Company's Executive Officers included in Part I of this Form 10-K, the information called for by this Part III is not set forth herein but is incorporated by reference from the definitive proxy statement which the Company intends to file with the Securities and Exchange Commission within 120 days of the close of its fiscal year ended March 31, 1996, with respect to the 1996 Annual Meeting of the Company's Stockholders scheduled to be held August 29, 1996, or will otherwise be timely filed.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
- --------  -----------------------------------------------------------------

         (a)      List of documents filed as part of this Report:

                  (1) Consolidated Financial Statements: Reference is made to the Index on Page 34 herein.

                  (2) Financial Statement Schedule: Reference is made to the Index on Page 34 herein. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                  (3)        Exhibits required by Item 601 of Regulation S-K:

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

                             4.4.1         Form of Registrant's 7-1/2%
                                           Convertible Subordinated Debentures
                                           Due 2012 (set forth in the Indenture
                                           included as Exhibit 4.4 above).

                   4.5 Indenture by and between the Registrant and Bank One Trust Company, N.A., as Trustee, dated as of December 1, 1995, regarding Registrant's 5-3/4% Convertible Subordinated Notes due 2003, incorporated herein by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-3, Registration No. 333-1189, filed February 23, 1996.

                             4.5.1         Form of Registrant's 5-3/4%
                                           Convertible Subordinated Notes due
                                           2003 issued under the Indenture
                                           included as Exhibit 4.5 above,
                                           incorporated herein by reference to
                                           Exhibit 4.2 to Registrant's
                                           Registration Statement on Form S-3,
                                           Registration No. 333-1189,
                                           filed February 23, 1996.

                             4.5.2 Registration Rights Agreement by and among the Registrant and Hambrecht & Quist LLC and Prudential Securities Incorporated, as the Initial
                                           Purchasers of Registrant's 5-3/4%
                                           Convertible Subordinated Notes due
                                           2003, with respect to the
                                           registration of said Notes under
                                           applicable securities laws,
                                           incorporated herein by reference to
                                           Exhibit 4.3 to Registrant's
                                           Registration

                             Statement on Form S-3, Registration No.
                             333-1189, filed February 23, 1996.

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

                   10.1.5 Non-Qualified Stock Option Agreement between the Registrant and Raj Reddy, dated as of October 17, 1988, incorporated herein by reference to Exhibit
                             10.1.6 to Registrant's Form 10-K filed for the year ended March 31, 1994.

                             10.1.5.a Description of amendment extending option term, incorporated herein by reference to Exhibit 10.1.6.a to

                                         Registrant's Form 10-Q filed for
                                         the quarter ended September 30,1994.

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

                   10.1.10 Consulting Agreement the Registrant and Accipiter Corporation, March 6, 1992, incorporated herein by to Exhibit 10.17 to the Registrant's 10-K filed for the year ended March 31, 1992.

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

                             10.2.4 Standard Office Lease (Modified Net Lease) between Registrant and John
                                         D. Dellagnese III, dated as of July
                                         19, 1995, including Addendum
                                         thereto, filed herewith.

                                         10.2.4.a  Second Addendum to Lease
                                                   included as Exhibit 10.2.4
                                                   above, dated as of October
                                                   5, 1995, filed herewith.

                                         10.2.4.b  Third Addendum to Lease
                                                   included as Exhibit 10.2.4
                                                   above, dated as of March 1,
                                                   1996, filed herewith.

    10.3           Credit Agreements of the Registrant.

                   10.3.1 Amended and Restated Revolving Credit, Term Loan and Security Agreement between the Registrant and the Bank of New York Commercial Corporation, dated as of March 31, 1995 (replaced by the unsecured revolving credit facility established by the Credit Agreement included as Exhibit 10.3.2 below), incorporated herein by reference to
                             Exhibit 10.3 to Registrant's Form 10-K for the year ended March 31, 1995.

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

                             10.3.1.b Amendment No. 2, dated as of December 1, 1995, to the Amended and Restated Revolving Credit, Term Loan and Security Agreement between the Registrant and the Bank of New York Commercial Corporation, incorporated herein by reference to Exhibit 10.3.1.b to Registrant's Form 10-Q filed for the quarter ended December 31, 1995.

                   10.3.2 Credit Agreement by and among the Registrant, the lenders party thereto from time to time and The Bank of New York, as letter of credit issuer, swing line lender and agent for the lenders, dated as of March 8, 1996 (replaced the secured revolving and term loan facility established by the Amended and Restated Revolving Credit, Term Loan and Security Agreement included as Exhibit
                             10.3.1 above, as amended by Amendments No. 1 and 2 thereto included as Exhibits 10.3.1.a and 10.3.1.b above), filed herewith.

                   10.3.3 Business Purpose Revolving Promissory Note made by the Registrant in favor of Bank One, Akron, N.A., dated September 8, 1995, and related Letter Agreement between them of even date, incorporated herein by reference to Exhibit 10.3.2 to Registrant's Form 10-Q filed for the quarter ended September 30, 1995.

                   10.3.4 Business Purpose Revolving Promissory Note made by the Registrant in favor of Bank One, Akron, N.A., dated November 24, 1995, and related Letter Agreement between them dated November 22, 1995, incorporated herein by reference to Exhibit 10.3.3 to Registrant's Form 10-Q filed for the quarter ended December 31, 1995.

                   10.3.5 Business Purpose Revolving Promissory Note made by the Registrant in favor of Bank One, Akron, N.A., dated January 31, 1996, and related Letter Agreement between them dated of even date, incorporated herein by reference to Exhibit 10.3.4 to Registrant's Form 10-Q filed for the quarter ended December 31, 1995.

                   10.3.6 Business Purpose Revolving Promissory Note made by the Registrant in favor of Bank One, Akron, N.A., dated February 29, 1996, and related Letter Agreement between them dated of even date, filed herewith.

                   10.3.7    Business Purpose Revolving Promissory Note
                             (Swing Line) made by the Registrant in favor of Bank One, Akron, N.A., dated March 20, 1996, filed herewith.

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

    10.8 Subscription Agreement by and among New Meta Licensing Corporation, a subsidiary of the Registrant, and certain officers of the Registrant as Purchasers, dated as of September 19, 1995, incorporated herein by reference to

                   Exhibit 10.8 to Registrant's Form 10-Q, filed for the quarter ended September 30, 1995.

    10.9 Shareholder Agreement by and among New Meta Licensing Corporation, a subsidiary of the Registrant, and its Shareholders, including the officers of the Registrant party to the Subscription Agreement included as Exhibit 10.8 above, dated as of September 29, 1995, incorporated herein by reference to Exhibit 10.9 to Registrant's Form 10-Q, filed for the quarter ended September 30, 1995.

                   10.9.1 First Amendment, dated as of September 29, 1995, to the Shareholder Agreement included as Exhibit
                             10.9 above, incorporated herein by reference to
                             Exhibit 10.9.1 to Registrant's Form 10-Q filed for the quarter ended December 31, 1995.

                   10.9.2 Second Amendment, dated as of January, 1996, to the Shareholder Agreement included As Exhibit 10.9 above, incorporated herein by reference to Exhibit
                             10.9.2 to Registrant's Form 10-Q filed for the quarter ended December 31, 1995.

                   10.9.3 Amended and Restated Shareholder Agreement by and among Metanetics Corporation (fka New Meta Licensing Corporation) and its Shareholders, dated as of March 28, 1996, superseding the Shareholder Agreement included as Exhibit 10.9 above, as amended, filed herewith.

                   10.9.4 First Amendment, dated as of March 30, 1996, to the Amended and Restated Shareholder Agreement included as Exhibit 10.9.3 above, filed herewith.

    11. Computation of Common Shares outstanding and earnings per share for the fiscal year ended March 31, 1996, 1995 and 1994, filed herewith.

    21.            Subsidiaries of the Registrant, filed herewith.

    23.            Consent of Coopers & Lybrand L.L.P., filed herewith.

    24. Power of Attorney executed by members of the Board of Directors of Registrant, filed herewith.

    27.            Financial Data Schedule as of March 31, 1996, filed herewith.

(b)      Reports on Form 8-K

         No current report on Form 8-K was filed by Registrant during the last quarter of the fiscal year ended March 31, 1996 for which this Annual Report on Form 10-K is filed. Subsequent to the end of that fiscal quarter the Registrant filed the following Current Reports on Form 8-K:
         (I) Current Report dated May 21, 1996, attaching the Registrant's press release of that date which announced its financial results for the fourth fiscal quarter and fiscal year ended March 31, 1996 as well as discussing the effects of its financial condition at that date under the subordination provisions of its $82,500,000 in principal amount of 5-3/4% Convertible Subordinated Notes due 2003 issued in December 1995 (the press release as incorporated into the Form 8-K included consolidated balance sheets for the Registrant as of March 31, 1996 and 1995 and condensed consolidated statements of income for the three-month periods (unaudited) and fiscal years ended March 31, 1996 and
       1995); and (ii) Current Report dated June 19, 1996 attaching the Registrant's press release of that date which announced changes in the Registrant's senior management, expected financial results for the fiscal year ending March 31, 1997, including an anticipated loss of approximately $8,400,000, or $.50 per share, for the first half of fiscal 1997, and the recommendation of management to Registrant's Board of Directors that the Registrant repurchase common stock and convertible bonds (neither the Form 8-K nor the Press Release included any financial statements).

                       TELXON CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                              Dollars in Thousands


                                           Balance at             Additions                                          Balance at
                                          Beginning of           Charged to                                            End of
Description                                 Period           Costs and Expenses           Deductions                  Period
Valuation account for accounts
         receivable:

         Year ended March 31, 1996:          $ 1,832               $ 1,538                  $ 1,639 (a)                 $ 1,731
         Year ended March 31, 1995:          $ 1,635               $ 1,158                  $   961 (a)                 $ 1,832
         Year ended March 31, 1994:          $ 2,689               $   817                  $ 1,871 (a)                 $ 1,635

Valuation account for inventory:

         Year ended March 31, 1996:         $ 10,942               $ 2,026                  $ 2,905 (b)                $ 10,063
         Year ended March 31, 1995:         $  9,850               $ 7,407                  $ 6,315 (b)                $ 10,942
         Year ended March 31, 1994:         $  7,486               $ 6,674                  $ 4,310 (b)                $  9,850





(a)      Doubtful accounts charged off, net of recoveries.
(b)      Write off of excess and/or obsolete material.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TELXON CORPORATION

Date: July 1, 1996                         By: /s/ Robert F. Meyerson
                                               --------------------------------
                                               Robert F. Meyerson, Chairman and
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This report may be signed in multiple counterparts, all of which taken together shall constitute a single document.

                                                                     Chairman of the Board,
/s/    Robert F. Meyerson                                           Chief Executive Officer                 July 1, 1996
- -------------------------------------------------                 (principal executive officer)
       Robert F. Meyerson                                                 and Director

*      John H. Cribb                                               Vice Chairman of the Board               July 1, 1996
- -------------------------------------------------                         and Director
       John H. Cribb

*      William J. Murphy                                                    Director                        July 1, 1996
- -------------------------------------------------
       William J. Murphy

/s/    Kenneth W. Haver                                              Senior Vice President,
- -------------------------------------------------                   Chief Financial Officer                 July 1, 1996
       Kenneth W. Haver                                           (principal financial officer)
                                                                          and Treasurer

/s/    Larry E. Shai                                                  Corporate Controller                  July 1, 1996
- -------------------------------------------------                (principal accounting officer)
       Larry E. Shai

*      Dr. Raj Reddy                                                        Director                        July 1, 1996
- -------------------------------------------------
       Dr. Raj Reddy

*      Robert A. Goodman                                                    Director                        July 1, 1996
- -------------------------------------------------
       Robert A. Goodman

*      Norton W. Rose                                                       Director                        July 1, 1996
- -------------------------------------------------
       Norton W. Rose

*      Richard J. Bogomolny                                                 Director                        July 1, 1996
- -------------------------------------------------
       Richard J. Bogomolny

         * The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Power of Attorney filed with the Securities and Exchange Commission as Exhibit 24 hereto on behalf of the Directors named therein unless otherwise indicated by manual signature on this Annual Report on Form 10-K.

Date: July 1, 1996                       By: /s/ Kenneth W. Haver
                                             ----------------------------------
                                             Kenneth W. Haver, Attorney-in-fact

                               TELXON CORPORATION

                                   EXHIBITS TO

                                    FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                                INDEX TO EXHIBITS
                                -----------------

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
                         Stock, par value $.01 per share, and description of
                         graphic and image material appearing thereon,
                         incorporated herein by reference to Exhibit 4.2 to
                         Registrant's Form 10-Q filed for the quarter ended
                         June 30, 1995.

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
                                   Exhibit A to the Rights Agreement included as
                                   Exhibit 4.3 above). Until the Distribution
                                   Date (as defined in the Rights
                                   Agreement), the Rights Agreement provides
                                   that the common stock purchase rights created
                                   thereunder are evidenced by the certificates
                                   for Registrant's Common Stock (the text of
                                   which and description thereof is included as
                                   Exhibit 4.2 above, which stock certificates
                                   aredeemed also to be certificates for such
                                   common stock purchase rights) and not by
                                   separate Rights Certificates; as soon as
                                   practicable after the Distribution Date,
                                   Rights Certificates will be mailed to each
                                   holder of Registrant's Common Stock as of the
                                   close of business on the Distribution Date.

*         4.4            Indenture by and between the Registrant and AmeriTrust
                         Company National Association, as Trustee, dated as of
                         June 1, 1987, regarding Registrant's 7-1/2%
                         Convertible



Page
- ----

                         Subordinated Debentures Due 2012, incorporated herein by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-3, Registration
                         No. 33-14348, filed May 18, 1987.

*                        4.4.1     Form of the Registrant's  7-1/2%  Convertible
                                   Subordinated Debentures Due 2012 (set forth in the Indenture included as Exhibit 4.4 above).

*         4.5            Indenture by and between the Registrant and Bank One
                         Trust Company, N.A., as Trustee, dated as of December 1, 1995, regarding Registrant's 5-3/4%
                         Convertible Subordinated Notes due 2003, incorporated herein by reference to Exhibit 4.1 to Registrant's
                         Registration  Statement on Form S-3,
                         Registration No. 333-1189, filed February 23, 1996.

*                        4.5.1     Form of Registrant's 5-3/4%
                                   Convertible Subordinated Notes due
                                   2003 issued under the Indenture
                                   included as Exhibit 4.5 above,
                                   incorporated herein by reference to
                                   Exhibit 4.2 to Registrant's
                                   Registration Statement on Form S-3,
                                   Registration No. 333-1189, filed
                                   February 23, 1996.

*                        4.5.2     Registration Rights Agreement
                                   by and among the Registrant and
                                   Hambrecht & Quist LLC and Prudential
                                   Securities Incorporated, as the
                                   Initial Purchasers of Registrant's
                                   5-3/4% Convertible Subordinated
                                   Notes due 2003, with respect to the
                                   registration of said Notes under
                                   applicable securities laws,
                                   incorporated herein by reference to
                                   Exhibit 4.3 to Registrant's
                                   Registration Statement on Form S-3,
                                   Registration No. 333-1189, filed
                                   February 23, 1996.

          10.1           Compensation and Benefits Plans of the Registrant.

*                        10.1.1    Amended and Restated Retirement and Uniform
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

Page
- ----

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
                                   Registrant, as amended, incorporated herein by reference to Exhibit 10.1.7 to Registrant's

Page
- ----
                                   Form 10-Q filed for the quarter ended
                                   September 30, 1995.

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

*                        10.1.12   Employment between the Registrant and John H.
                                   Cribb effective as of April 1, 1993,
                                   incorporated herein by reference to Exhibit
                                   10.1.11 to Registrant's Form 10-K filed for the year ended March 31, 1994.

*                        10.1.13   Employment Agreement between the Registrant
                                   and D. Michael Grimes, dated as of February
                                   25, 1993, incorporated herein by reference to Exhibit 10.1.14 to the Registrant's Form
                                   10-K filed for the year ended March 31, 1993.

*                        10.1.14   Employment Agreement between the Registrant
                                   and William J. Murphy, dated as of March 12,
                                   1993, incorporated herein by reference to
                                   Exhibit 10.1.15 to the Registrant's Form
                                   10-K filed for the year ended March 31,
                                   1993.

*                        10.1.15   Employment Agreement between the Registrant
                                   and Frank Brick, effective as of October 15, 1993, incorporated herein by reference to
                                   Exhibit 10.1.16 on Registrant's Form 10-Q filed for the quarter ended September 30, 1994.

*                        10.1.16   Employment Agreement between the Registrant
                                   and David B. Swank, effective as of August
                                   22, 1994, incorporated herein by reference to Exhibit

Page
- ----

                                   10.1.18 to Registrant's Form 10-Q filed
                                   for the quarter ended September 30, 1994.

          10.2           Material Leases of the Registrant.

*                        10.2.1    Lease between Registrant and 3330 W. Market
                                   Properties, dated as of December 30, 1986, incorporated herein by reference to Exhibit
                                   10.2.1 to Registrant's Form 10-K filed for the year ended March 31, 1994.

*                        10.2.2    Lease between Itronix Corporation, a wholly
                                   owned subsidiary of the Registrant, and
                                   Hutton Settlement, Inc., dated as of April
                                   5, 1993, incorporated herein by reference to
                                   Exhibit 10.2.3 to the Registrant's Form 10-K filed for the year ended March 31, 1993.

*                        10.2.3    Commercial Lease and Condominium Lease
                                   Agreement between Itronix Corporation, a wholly owned subsidiary of the Registrant, and Metropolitan Mortgage & Securities
                                   Company, Inc., dated May 26, 1994,
                                   incorporated herein by reference to Exhibit
                                   10.2.3 to Registrant's Form 10-K for the year ended March 31, 1995.

**                       10.2.4    Standard Office Lease (Modified Net Lease)
                                   between Registrant and John D. Dellagnese
                                   III, dated as of July 19, 1995, including
                                   Addendum thereto, filed herewith.

**                                 10.2.4.a  Second Addendum to Lease included
                                             as Exhibit 10.2.4 above, dated as
                                             of October 5, 1995, filed
                                             herewith.

**                                 10.2.4.b  Third Addendum to Lease included
                                             as Exhibit 10.2.4 above, dated as
                                             of March 1, 1996, filed herewith.

*                        10.3.1    Amended and Restated Revolving Credit, Term
                                   Loan and Security Agreement between the
                                   Registrant and the Bank of New York
                                   Commercial Corporation, dated as of March
                                   31, 1995 (replaced by the unsecured
                                   revolving credit facility established by the Credit Agreement included as Exhibit 10.3.2 below), incorporated herein by reference to
                                   Exhibit 10.3 to Registrant's Form 10-K for the year ended March 31, 1995.

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

Page
- ----

*                                  10.3.1.b     Amendment No. 2, dated as of
                                                December 1, 1995, to the
                                                Amended and Restated Revolving
                                                Credit, Term Loan and Security
                                                Agreement between the
                                                Registrant and the Bank of New
                                                York Commercial Corporation,
                                                incorporated herein by
                                                reference to Exhibit 10.3.1.b
                                                to Registrant's Form 10-Q filed
                                                for the quarter ended December
                                                31, 1995.

**                       10.3.2    Credit Agreement by and among the
                                   Registrant, the lenders party thereto from time to time and The Bank of New York, as letter of credit issuer, swing line lender and agent for the lenders, dated as of March
                                   8, 1996 (replaced the secured revolving and term loan facility established by the Amended and Restated Revolving Credit, Term
                                   Loan and Security Agreement included as
                                   Exhibit 10.3.1 above, as amended by
                                   Amendments No. 1 and 2 thereto included as Exhibits 10.3.1.a and 10.3.1.b above), filed herewith.

*                        10.3.3    Business Purpose Revolving Promissory Note
                                   made by the Registrant in favor of Bank One, Akron, N.A., dated September 8, 1995, and related Letter Agreement between them of even date, incorporated herein by reference to Exhibit 10.3.2 to Registrant's Form 10-Q filed for the quarter ended September 30, 1995.

*                        10.3.4    Business Purpose Revolving Promissory Note
                                   made by the Registrant in favor of Bank One, Akron, N.A., dated November 24, 1995, and related Letter Agreement between them dated
                                   November 22, 1995, incorporated herein by reference to Exhibit 10.3.3 to Registrant's
                                   Form 10-Q filed for the quarter ended
                                   December 31, 1995.

*                        10.3.5    Business Purpose Revolving Promissory Note
                                   made by the Registrant in favor of Bank One, Akron, N.A., dated January 31, 1996, and related Letter Agreement between them dated of even date, incorporated herein by reference to Exhibit 10.3.4 to Registrant's
                                   Form 10-Q filed for the quarter ended
                                   December 31, 1995.

**                       10.3.6    Business Purpose Revolving Promissory Note
                                   made by the Registrant in favor of Bank One, Akron, N.A., dated February 29, 1996, and related Letter Agreement between them dated of even date, filed herewith.

**                       10.3.7    Business Purpose Revolving Promissory Note
                                   (Swing Line) made by the Registrant in favor of Bank One, Akron, N.A., dated March 20,
                                   1996, filed herewith.

Page
- ----

*         10.4           Amended and Restated Agreement between the Registrant
                         and Symbol Technologies, Inc., dated as of September
                         30, 1992, incorporated herein by reference to Exhibit
                         10.4 to Registrant's Form 10-K for the year ended
                         March 31, 1993.

*         10.5           Plan and Agreement of Merger, dated as of January 18,
                         1993, among the Registrant, WSACO, Inc. and
                         Tele-transaction, Inc., incorporated herein by reference to Exhibit 10.29 to the Registrant's Form
                         10-Q filed for the quarter ended December 31, 1992.

*                        10.5.1    Notice of Termination by WSACO, Inc., as
                                   contemplated by Section 5.7 of the Plan and Agreement of Merger, of Amended and Restated Consulting Agreement between
                                   Accipiter Corporation and Teletransaction,
                                   Inc., incorporated herein by reference to
                                   Exhibit 10.7.1 to Registrant's Form 10-K for the year ended March 31, 1993.

*         10.6           Agreement for Sale and Licensing of Assets
                         between AST Research, Inc. and PenRight! Corporation, a wholly owned subsidiary of the Registrant, dated as of January 26, 1994, incorporated herein by reference to Exhibit 10.11 to the Registrant's Form 10-Q for the quarter ended December 31, 1993.

*         10.7           Agreement of Purchase and Sale of Assets by and among
                         Vision Newco, Inc., a wholly owned subsidiary of the Registrant, Virtual Vision, Inc., as debtor and debtor in possession, and the Official Unsecured
                         Creditors' Committee, on behalf of the bankruptcy estate of Virtual Vision, dated as of July 13, 1995, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q filed for the quarter ended
                         June 30, 1995.

*         10.8           Subscription Agreement by and among New Meta
                         Licensing Corporation, a subsidiary of the Registrant, and certain officers of the Registrant as Purchasers, dated as of September 19, 1995, incorporated herein by reference to Exhibit 10.8 to Registrant's Form
                         10-Q, filed for the quarter ended September 30, 1995.

*         10.9           Shareholder Agreement by and among New Meta Licensing
                         Corporation, a subsidiary of the Registrant, and its Shareholders, including the officers of the Registrant party to the Subscription Agreement included as Exhibit 10.8 above, dated as of September
                         29, 1995, incorporated herein by reference to
                         Exhibit 10.9 to Registrant's Form 10-Q, filed for the quarter ended September 30, 1995.

*                        10.9.1    First Amendment, dated as of September 29,
                                   1995, to the Shareholder Agreement included as Exhibit 10.9 above, incorporated herein by reference to Exhibit 10.9.1 to Registrant's Form 10-Q filed for the quarter ended December 31, 1995.

Page
- ----

*                        10.9.2    Second Amendment, dated as of January, 1996,
                                   to the Shareholder Agreement included As
                                   Exhibit 10.9 above, incorporated herein by reference to Exhibit 10.9.2 to Registrant's
                                   Form 10-Q filed for the quarter ended
                                   December 31, 1995.

**                       10.9.3    Amended and Restated Shareholder Agreement
                                   by and among Metanetics Corporation (fka New
                                   Meta Licensing Corporation) and its
                                   Shareholders, dated as of March 28, 1996, superseding the Shareholder Agreement included as Exhibit 10.9 above, as amended, filed herewith.

**                       10.9.4    First Amendment, dated as of March 30, 1996,
                                   to the Amended and Restated Shareholder
                                   Agreement included as Exhibit 10.9.3 above, filed herewith.

**   11.  Computation of Common Shares outstanding and earnings per share for the fiscal years ended March 31, 1996, 1995 and 1994, filed herewith.

**   21.  Subsidiaries of the Registrant, filed herewith.

**   23.  Consent of Coopers & Lybrand L.L.P., filed herewith.

**   24.  Power of Attorney executed by members of the Board of Directors of
          Registrant, filed herewith.

**   27.  Financial Data Schedule as of March 31, 1996, filed herewith.

- ----------------

    *             Previously filed

   **             Filed herewith