Form 10-K/A
period 1996-03-31
TELXON CORP
filed 1996-07-29
CIK 352495

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K/A
                                (Amendment No.1)

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1996

                                       OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

             for the transition period from __________ to __________

                         Commission file number 0-11402
                                               --------

                               TELXON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      74-1666060
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)

3330 West Market Street, Akron, Ohio                                     44333
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code        (330) 867-3700
                                                         -----------------

Securities registered pursuant                           Name of each exchange
 to Section 12(b) of the Act:                            on which registered:
           None                                                  None
       ------------                                          -------------

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

                       Documents Incorporated by Reference
                       -----------------------------------

This Form 10-K/A includes the information required by Part III of Form 10-K in lieu of the incorporation thereof by reference from the registrant's definitive proxy statement for its 1996 Annual Meeting of Stockholders, now scheduled to be held on September 18, 1996.

This Amendment No. 1 on Form 10-K/A amends and restates in full certain of the information included in Parts I and IV of the registrant's Form 10-K as originally filed by the registrant, Telxon Corporation ("Registrant" or the "Company"), on July 1, 1996 with respect to its fiscal year ended March 31, 1996 ("Fiscal 1996") and also supplements the Form 10-K as originally filed by adding the Part III information originally contemplated to be incorporated by reference to the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders, now scheduled to be held on September 18, 1996.

                                     PART I

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT
- ---------------------------------------------

The following amends and restates the information with respect to each executive officer of the Company included under this Item in the Form 10-K as originally filed. Executive officers of the Company are annually elected by the Board of Directors of the Company or are annually appointed by the Chief Executive Officer and ratified and approved by the Board of Directors.

Robert F. Meyerson, age 60, has been the Chief Executive Officer of the Company since October 1992, Chairman of the Board of Directors of the Company since November 1981 and a director of the Company since November 1977. He was the Company's Chief Executive Officer from August 1978 to May 1985 and its President from August 1978 to November 1981. Mr. Meyerson was Chairman of the Board of Basicomputer Corporation (personal computer integration and network services; "Basicomputer") from January 1984 until September 1993 and Chief Executive Officer of Accipiter Corporation (consulting firm) from June 1985 through October 1992. Mr. Meyerson's current term as a director of the Company expires at the 1996 Annual Meeting of its stockholders.

John H. Cribb, age 63, has been Vice Chairman of the Company's Board of Directors and Chairman, Telxon International since January 1995. From January 1993 to January 1995 he served the Company as President, International, and from January 1990 to January 1993, as Senior Vice President, International Operations. Mr. Cribb was a Vice President of the Company and Managing Director of Telxon Limited, the Company's United Kingdom subsidiary, from 1982 to 1990. He has been a director of the Company since January 1995, and his current term expires at the 1998 Annual Meeting of its stockholders.

Frank E. Brick, age 48, became President and Chief Operating Officer of the Company in June 1996 and one of its directors in July 1996. His current term as a director expires at the 1997 Annual Meeting of the Company's stockholders. He had previously served the Company as President and Chief Operating Officer, Telxon International from February 1995 to June 1996 and as Senior Executive Vice President from October 1993 to February 1995. For more than five years prior to joining the Company in

October 1993, Mr. Brick was Chief Executive Officer of Basicomputer.

William J. Murphy, age 62, was named Senior Executive Vice President, Global Sales and Marketing in June 1996, having served the Company as President and Chief Operating Officer from January 1995 to June 1996. He was Executive Vice President, North American Operations of the Company from January 1993 to January 1995 and Area Vice President, East from November 1992 to January 1993. Mr. Murphy also served the Company as a District Manager from September 1989 to November 1992 and Area Vice President, North Eastern Region from May 1989 to August 1989. He was a director of the Company from January 1995 until July 1996.

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

Kenneth W. Haver, age 37, has been Senior Vice President, Finance and Administration, and Chief Financial Officer of the Company since March 1995 and its Treasurer since May 1994. He also served the Company as Vice President, Financial Planning from September 1993 to March 1995. Mr. Haver joined the Company from Basicomputer, where he had served as a Vice President and Treasurer for more than five years.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

DIRECTOR AND EXECUTIVE OFFICER BIOGRAPHICAL INFORMATION

For certain information relating to the Company's executive officers, see Item X included in Part I of this Form 10-K/A, which information is incorporated in this Item 10 by this reference.

Included among the executive officers about whom information is included in Part I, Item X are the following persons who also serve as directors of the Company
- -- Robert F. Meyerson, John H. Cribb and Frank E. Brick; the information there set forth about them is incorporated in this Item 10 by this reference. The remaining directors of the Company and corresponding information about them are as follows:

Norton W. Rose, age 67, has been President and principal/owner of Norton W. Rose & Co., Cleveland, Ohio (consulting firm) since August 1990, Chairman of the Board of Premier Travel (formerly Prescott Travel) since July 1991, and Executive Vice President of Creative Art Activities, Inc. (craft kit manufacturer) since January 1994. From March 1992 until June 1996, he also was Vice Chairman of Blue Coral, Inc. (consumer chemicals manufacturer). Mr. Rose has served as a director of Specialty Chemical Resources, Inc. (aerosol packaging of specialty chemicals) since May 1989 and of Cohesant Technologies Inc. (manufacturer of specialty chemicals and application equipment) since July 1994. Mr. Rose has been a director of the Company since October 1990, and his current term expires at the 1996 Annual Meeting of its stockholders.

Robert A. Goodman, age 61, has been the Company's General Counsel since 1979 and Secretary since 1983. He has been senior partner of Goodman Weiss Miller Goldfarb, a Cleveland, Ohio law firm, since 1986. Mr. Goodman has been a director of the Company since October 1991. His current term expires at the 1997 Annual Meeting of its stockholders.

Raj Reddy, age 59, has been Dean of the School of Computer Science, and Herbert
A. Simon University Professor, at Carnegie Mellon University since July 1992. Since 1984 he had held the rank of University Professor and for eleven years prior to that time held the rank of Professor of Computer Science. He has been the Director of The Robotics Institute at Carnegie Mellon since 1980. He also serves as a consultant in the area of computer science, robotics and related disciplines. Dr. Reddy has been a director of the Company since April 1987. His current term expires at the 1997 Annual Meeting of its stockholders.

Richard J. Bogomolny, age 61, retired as Chairman of the Board and Chief Executive Officer of First National Supermarkets, Inc., in January 1992, positions which he held since June 1975. Since May of 1992, Mr. Bogomolny has been a member of the Supervisory Board (board of directors) of Royal Ahold n.v., the Netherland's largest food retailer with operations also in the United States (Finast, BI-LO, Giant, Tops, Edwards), Portugal, Spain and the Czech Republic. For ten years prior to his retirement he was a board member of the Food Marketing Institute, the industry's international trade association. Mr. Bogomolny has been a director of the Company since August 1995, and his current term expires at the 1998 Annual Meeting of its stockholders.

COMPLIANCE WITH SECTION 16(a)

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors, and greater than ten-percent stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers and directors were complied with, except that Kenneth W. Haver failed to file a Form 5 with respect to shares acquired through the Company's 401(k) plan during Fiscal 1996 in addition to those reported in his Form 4 for February 1996. The Company does not believe it had any greater than ten-percent beneficial owners at any time during Fiscal 1996 based on its records and because it has not received copies of, and is not otherwise aware of, any filings by any such beneficial owner with the Securities and Exchange Commission under Section 13 or 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

COMPENSATION OF EXECUTIVE OFFICERS

The following table shows all annual, long-term and other compensation for services rendered to the Company in all capacities paid or awarded during fiscal years 1994, 1995 and 1996 to the Company's Chief Executive Officer and the other four executive officers of the Company at the end of Fiscal 1996 who received the highest combined salary and bonus compensation during that year.

                           Summary Compensation Table
                           --------------------------


                                                                                              Long Term
                                                                                            Compensation
                                                  Annual Compensation                          Awards
                                                  -------------------                          ------
                                                                        Other       Restricted                        All
            Name and                                                   Annual          Stock         Stock           Other
            Principal                                                  Compen-        Awards        Options         Compen-
            Position            Year      Salary         Bonus         sation         ($)(1)       (Shares)        sation(2)
            --------            ----      ------         -----         ------         ------       --------        ---------
Robert F. Meyerson              1996    $120,000(3)          $0           $0             $0        340,000          $4,620
Chairman of the Board           1995     120,000(3)           0            0              0        120,000           4,620
and Chief Executive             1994     120,000(3)           0            0              0              0           4,997
Officer

John H. Cribb                   1996     315,000        165,000(4)    84,251(5)           0         25,000          75,336
Vice Chairman of the            1995     315,000        415,385(6)    84,577(7)     155,000(8)      49,000               0
Board and Chairman,             1994     270,000        160,000(4)         0         43,750(9)           0               0
International

William J. Murphy               1996     367,788(11)          0       55,325(12)          0        130,000           6,062
President and                   1995     281,250(13)    435,000(4)    80,661(14)    155,000(15)     90,000          11,832
Chief Operating Officer(10)     1994     250,000        285,000(16)   81,261(17)    131,250(18)     10,000(19)       6,072

Frank E. Brick                  1996     350,000              0            0              0              0           4,187
President and Chief             1995     350,000              0            0              0              0           3,374
Operating Officer,              1994     148,077(20)          0            0        543,750(21)     50,000               0
Telxon International(10)

Dan R. Wipff                    1996     277,885(22)          0            0              0         11,250           4,187
President and Chief             1995     399,038        186,611(23)        0              0              0          47,144
Executive Officer,              1994     501,244              0            0              0          6,000(24)       4,997
Telxon Products

(1) The amounts shown are the dollar value of awards made under the Company's 1992 Restricted Stock Plan (the "Restricted Stock Plan") based on the closing sale price per share of the Company's Common Stock ("Share") as reported on The Nasdaq Stock Market's National Market ("Nasdaq NNM") for the respective dates of the awards. The vesting of each award is conditioned upon the awardee continuing to be employed by the Company on the applicable vesting date. The awards are subject to transfer restrictions during the respective vesting periods.

(2) The amounts shown are matching contributions made by the Company under its Retirement and Uniform Matching Profit Sharing Plan, except that the full amount shown for Fiscal 1996 for Mr. Cribb was, and the amount shown for Fiscal 1995 for each of Messrs. Murphy, Brick and Wipff also includes $7,212, $43,389 and $2,524, respectively, paid pursuant to a one-time election to surrender accumulated unused vacation time.

(3) The amount shown was paid to Mr. Meyerson exclusively for his services as Chairman, and no portion thereof represents compensation to Mr. Meyerson for his services as Chief Executive Officer. During each of the fiscal years shown, the Company paid Accipiter Corporation $840,000 in consulting fees and a $240,000 general administrative and overhead expense reimbursement, for services principally performed by Mr. Meyerson, as more fully described under Item 13 below in this
          Part III.

(4) The amount shown was earned under the executive bonus plan in respect of the fiscal year shown but was paid during the immediately succeeding fiscal year.

(5) Consists of a $64,237 contribution to a personal pension for Mr. Cribb, a $15,000 personal expense account allowance and $5,041 for life insurance.

(6) The amount shown includes $256,835 in incentive compensation earned under his employment agreement during Fiscal 1995, $202,045 of which was paid during Fiscal 1995 and the remaining $54,790 of which was paid during Fiscal 1996; $79,000 in discretionary bonus awarded in respect of Fiscal 1995 and paid during Fiscal 1996; and $80,000 in discretionary bonus awarded in respect of Fiscal 1994 (in addition to the bonus shown in the table for Fiscal 1994) paid during Fiscal 1995 pursuant to an award made subsequent to the 1994 annual meeting and, accordingly, not reflected in the proxy statement issued with respect thereto as Fiscal 1994 compensation paid to Mr. Cribb.

(7) Consists of a $68,000 contribution to a personal pension for Mr. Cribb and a $16,577 personal expense account allowance.

(8) An aggregate of 10,000 Shares was awarded to Mr. Cribb, 4,000 of which have vested to date, with the remaining Shares vesting in 2,000 Share increments on July 17, 1997, 1998 and 1999.

(9) An aggregate of 5,000 Shares was awarded to Mr. Cribb, all of which have vested to date.

(10 The offices shown were held by these individuals throughout Fiscal 1996. In June 1996, Mr. Brick succeeded Mr. Murphy as President and Chief Operating Officer of the Company, and Mr. Murphy became Senior Executive Vice President, Global Sales and Marketing.

(11) Includes $12,019 paid in recognition of Mr. Murphy's increased responsibilities during Fiscal 1995 as the result of his January 1995 promotion to President and Chief Operating Officer.

(12) Consists of $46,273 paid toward living expenses and $9,052 for automobile expenses.

(13) Includes $31,250 paid in Fiscal 1996 in recognition of Mr. Murphy's increased responsibilities as the result of his January 1995 promotion to President and Chief Operating Officer.

(14) Consists of $73,049 paid toward living expenses and $7,612 for automobile expenses.

(15) An aggregate of 10,000 Shares was awarded to Mr. Murphy, 4,000 of which have vested to date, with the remaining Shares vesting in 2,000 Share increments on July 17, 1997, 1998 and 1999.

(16) Includes $50,000 paid in respect of Mr. Murphy's promotion to President, North America Division and $235,000 earned under the executive bonus plan in respect of Fiscal 1994 and paid during Fiscal 1995.

(17) Consists of $78,045 in relocation expenses and $3,216 in automobile expenses.

(18) An aggregate of 15,000 Shares was awarded to Mr. Murphy, 9,000 of which have vested to date, with the remaining Shares vesting in 3,000 Share increments on May 18, 1997 and 1998.

(19) The number of Shares shown represents repriced options received by Mr. Murphy pursuant to his election to participate in the opportunity extended by the Company in September 1993 to all holders of options (other than then directors) under the Company's 1990 Stock Option Plan, in order to restore the incentive intended to be afforded by the Plan but lost due to the imbalance between the exercise prices under many of the Plan options then outstanding (equal to the respective market prices for the Company's Common Stock at the times they were granted) and the lower market prices which had prevailed for the Common Stock since October 1992, to exchange two outstanding options for one repriced option.

(20) Represents the salary earned by Mr. Brick during the portion of Fiscal 1994 after he joined the Company as an executive officer.

(21) An aggregate of 50,000 Shares was awarded to Mr. Brick, 20,000 of which have vested to date, with the remaining Shares vesting in 10,000 Share increments on October 27, 1996, 1997 and 1998.

(22) Includes $2,885 paid under Mr. Wipff's previous compensation arrangements.

(23) Includes $136,611 paid in connection with the July 1994 realignment of Mr. Wipff's executive responsibilities and $50,000 earned under the executive bonus plan in respect of Fiscal 1995 and paid during Fiscal 1996.

(24) This option, originally granted to Mr. Wipff in 1988 in his then capacity as a non-employee director of the Company in conjunction with similar grants to the Company's other then non-employee directors and scheduled to expire October 18, 1993, was extended, by vote of the Board of Directors during Fiscal 1994 prior to the expiration of its initial term and of the Company's stockholders at the 1994 annual meeting, for an additional five-year term expiring October 17, 1998. The extended option terminated by its own terms three months after Mr. Wipff's January 19, 1995 resignation from the Board.

Employment Agreements
- ---------------------

In Fiscal 1995, Mr. Brick received a base salary of $350,000 under an employment agreement with the Company which expired March 31, 1995. The expired agreement also provided for incentive compensation, eligibility for grants of stock options and restricted stock and severance benefits of twelve months base salary in the event that Mr. Brick's employment was terminated by the Company other than for "cause". Pending finalization of a new employment agreement, Mr. Brick has continued to receive the same annual base salary and has been eligible to receive incentive compensation in the discretion of the Board of Directors.

In Fiscal 1995, Mr. Cribb received a base salary of $315,000 under an employment agreement with the Company which expired March 31, 1995. The expired agreement also provided for incentive compensation based on the achievement of specified financial objectives, a discretionary bonus and severance benefits of twelve months base salary in the event that Mr. Cribb's employment was terminated by the Company other than for "cause". Pending finalization of a new employment agreement, Mr. Cribb has continued to receive the same annual base salary and to be eligible to receive incentive and bonus compensation in the discretion of the Board of Directors.

Mr. Wipff has an employment agreement with the Company ending March 31, 1997, at a base salary of $275,000 plus bonus compensation up to $150,000 per year subject to achievement of certain goals and achievements agreed to by Mr. Wipff and the Company's Chief Executive Officer and approved by the Board of Directors. Mr. Wipff's employment agreement also entitles him or his estate to certain benefits in the event of his permanent disability or death, and severance benefits in the event the Company terminates Mr. Wipff's agreement other than "for cause" in an amount equal to the greater of the remaining base salary due under the employment agreement or $250,000.

Stock Options
- -------------

The following tables provide information with respect to options granted to, and exercises by, the persons indicated during Fiscal 1996 and the value of unexercised options held by such persons at the end of Fiscal 1996.

                          OPTION GRANTS IN FISCAL 1996

                                                 INDIVIDUAL GRANTS
                                                 -----------------
                                                    PERCENT OF
                                                       TOTAL
                                                      OPTIONS
                                                    GRANTED TO
                                                     EMPLOYEES                                          GRANT
                                  OPTIONS               IN          EXERCISE                            DATE
                                  GRANTED             FISCAL          PRICE         EXPIRATION         PRESENT
NAME                             (SHARES)              1996        (PER SHARE)         DATE           VALUE(1)
- ----                             --------              ----        -----------         ----           --------
Robert F. Meyerson                   40,000             3.4%       $15.500(2)         5/18/05       $ 351,840
                                    300,000            25.3%       $20.125(3)         8/31/03       2,627,100
John H. Cribb                        15,000             1.3%       $15.500(2)         5/18/05         131,940
                                     10,000             0.8%       $22.250(4)        10/19/03          97,190
William J. Murphy                    30,000             2.5%       $15.500(2)         5/18/05         263,880
                                    100,000             8.4%       $20.000(5)        10/11/03         875,600
Frank E. Brick                           --              --            --               --               --
Dan R. Wipff                         11,250             0.9%       $15.500(2)         5/18/05          98,955


(1) Aggregate present value of the options granted during Fiscal 1996 as of the date of their grant, calculated using the Cox-Ross-Rubenstein binomial variation of the Black-Scholes option valuation model under the following assumptions: (a) based upon historical data concerning the exercise by employees of options for Shares granted under the Company's stock option plans and survey data concerning the experience of other companies, an executive may typically be expected to hold an option with a stated term of ten years for a period of six years, and with a stated term of eight years, for four years, prior to exercise;
          (b) the following stock price volatility (based on the changes in the market price for Shares over a period preceding the grant date equal to the applicable expected holding period assumed in (a) above) and interest rates (based on the published yield as of each grant date of Treasury Strips maturing as of the end of such assumed holding periods):


                           Grant Date       Volatility        Interest Rate
                           ----------       ----------        -------------
                             5/18/95          51.63%             6.38%
                             8/31/95          46.72%             6.04%
                             10/11/95         47.52%             5.87%
                             10/19/95         47.52%             5.78%

          and (c) a continuation of the $0.01 per Share annual dividend historically paid by the Company.

(2) Equal to the closing sale price for the Common Stock as reported on the Nasdaq NNM for the last trading day prior to the grant of these ten-year options on May 18, 1995.

(3) Equal to the closing sale price for the Common Stock as reported on the Nasdaq NNM for the last trading day prior to the grant of these eight-year options on August 31, 1995.

(4) Equal to the closing sale price for the Common Stock as reported on the Nasdaq NNM for the last trading day prior to the grant of these eight-year options on October 19, 1995.

(5) Equal to the closing sale price for the Common Stock as reported on the Nasdaq NNM for the last trading day prior to the grant of these eight-year options on October 11, 1995.

                   AGGREGATED OPTION EXERCISES IN FISCAL 1996
                                       AND
                          FISCAL YEAR-END OPTION VALUES


                     EXERCISES DURING FISCAL 1996                                 FISCAL YEAR-END
                     ----------------------------                                 ---------------
                                                              NUMBER OF UNEXERCISED            VALUE OF UNEXERCISED
                                                                     OPTIONS                  IN-THE-MONEY OPTIONS(2)
                                                                     -------                  -----------------------
                          SHARES
                         ACQUIRED
                            ON           VALUE                                UN-                                UN-
NAME                     EXERCISE      REALIZED(1)       EXERCISABLE      EXERCISABLE      EXERCISABLE      EXERCISABLE
- ----                     --------      -----------       -----------      -----------      -----------      -----------
Robert F. Meyerson             --               --           144,985          320,000         $439,204         $995,000
John H. Cribb              33,500         $456,438            66,333           57,667         $591,498         $294,252
William J. Murphy              --               --           110,000          190,000         $988,750         $687,500
Frank E. Brick                 --               --            33,333           16,667         $329,163         $164,587
Dan R. Wipff               40,000         $535,000            43,750           11,250         $497,656          $64,688

(1) Excess of the closing price for the Common Stock as reported on the Nasdaq NNM for the last trading day prior to the date of exercise over the exercise price, multiplied by the number of Shares acquired upon exercise.

(2) Aggregate fair market value, based on the amount by which the closing sale price for the Common Stock as reported on the Nasdaq NNM for March 29, 1996 (the last trading day during Fiscal 1996) exceeded the exercise price, of all unexercised "in-the-money" (fair market value per share in excess of exercise price) options then held.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Norton W. Rose is a director and Chairman of the Compensation and Organization Committee of the Company's Board of Directors. Premier Travel Partners ("Premier"), in which members of Mr. Rose's immediate family own in the aggregate an approximately 11 percent interest, has served as the Company's travel agency since January 1994 under an annually renewable contract subject to termination by either party upon written notice to the other 90 days prior to the contract's December 31 anniversary date. Premier was originally selected by the Company from among seven companies that submitted service proposals to the Company. Under the contract, the Company is entitled to all commissions with respect to air travel arranged by Premier for the Company, and Premier receives a $14,000 monthly management fee and a per transaction fee. During Fiscal

1996, the commissions received by the Company totaled $392,902 and the fees paid to Premier, $235,544. For April through June, 1996, $108,764 in commissions have been received by the Company and $59,527 in fees have been paid to Premier.

Robert A. Goodman, a director and Secretary of the Company, was a member of the Compensation and Organization Committee during Fiscal 1996 through August 1996. Over the full fiscal year, the Company paid to the law firm of Goodman Weiss Miller Goldfarb, of which Mr. Goodman is senior partner, $1,867,608 for legal services and $160,734 in reimbursement of expenses. It is anticipated that payments will continue to be made to said firm in the future for additional services.

COMPENSATION OF DIRECTORS

Cash Compensation
- -----------------

The Company's non-employee directors each receive an annual fee; through August 31, 1995, that fee was at an annual rate of $20,000, and effective September 1, 1995, increased to $50,000 per year. The non-employee directors also receive $2,500 plus travel expenses for each directors' meeting attended ($1,250 for a telephonic meeting), and $2,500 for each Audit Committee or Compensation and Organization Committee meeting attended, unless the committee and the full Board meet on the same day, in which event compensation in the amount of $1,250 is paid for attendance at such committee meeting.

In addition to the foregoing amounts, the Company paid the following consulting fees to its non-employee directors during Fiscal 1996: Mr. Goodman received $4,167 for strategic advisory services; Mr. Rose received $12,500 for human resources advisory services; and Dr. Reddy received $10,417 for technology advisory services. The foregoing consulting arrangements were discontinued effective as of the September 1, 1995 increase in the directors' annual fee.

Messrs. Meyerson, Brick and Cribb, by reason of also being employees of the Company, do not receive any compensation from the Company for their services as directors (see the Summary Compensation Table under "COMPENSATION OF EXECUTIVE OFFICERS" above in this Item 11 for the compensation paid to them in their capacities as executive officers of the Company).

Stock Options
- -------------

Directors who are not employees of the Company or a subsidiary receive options to purchase Company Common Stock under the Company's 1990 Stock Option Plan for Non-Employee Directors, as amended (the "Directors' Plan"). Under the Directors' Plan, each independent director is automatically granted an option to purchase 25,000 Shares upon first being elected to the Board and annually thereafter is also automatically granted a 10,000 Share option during his or her continued service on the Board. Each option has a seven-year term and an option price per Share equal to the closing sales price of the Common Stock as reported on the Nasdaq NNM on the trading day immediately preceding the date of grant. The initial 25,000 Share grants become exercisable in equal thirds on each of the first three anniversaries of their grant, whereas the additional 10,000 Share grants become exercisable in full on the third anniversary of their grant. The options terminate three months following the optionee no longer being a director of the Company, six months following death and one year following disability.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Based on the copies of the Schedule 13Gs received by the Company since the beginning of Fiscal 1996, as updated by the Company in connection with the preparation of this Form 10-K/A with the entity whose Schedule 13G indicated beneficial ownership of more than five percent of the Company's Shares as of the time of the filing thereof but who confirmed that it no longer owns Shares in excess of that amount, the Company is not aware of any person who currently is the beneficial owner of more than five percent of its Shares.

COMMON STOCK OWNERSHIP OF MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the outstanding Shares, as of June 30, 1996, by all directors of the Company, by the executive officers of the Company named in the Summary Compensation Table, and by all directors and executive officers of the Company as a group.

                                                                 Shares Beneficially Owned
Name and Address(1)                                              -------------------------
of Beneficial Owner                                            Number                  Percentage(2)
- -------------------                                            ------                  -------------
Richard J. Bogomolny                                           50,000                     *
Frank E. Brick                                                 87,483 (3)                 *
John H. Cribb                                                  95,666 (4)                 *
Robert A. Goodman                                              97,390 (5)                 *
Robert F. Meyerson                                            418,460 (6)                2.6%
William J. Murphy                                             161,450 (7)                 *
Raj Reddy                                                      58,500 (8)                 *
Norton W. Rose                                                 45,500 (9)                 *
Dan R. Wipff                                                   78,000(10)                 *
All directors and executive officers as a group
  (10 persons)                                              1,116,832(11)                6.7%

  *      less than 1 percent

(1) The address for the named individuals is 3330 West Market Street, Akron, Ohio 44333.

(2) Computed based upon the 16,048,923 Shares outstanding as of June 30, 1996, as adjusted with respect to the Shares which may be acquired within 60 days by exercise of options by the person whose percentage ownership is being computed.

(3) Includes 33,333 Shares which may be acquired within 60 days by exercise of options. Also includes 30,000 Shares awarded to Mr. Brick under the Restricted Stock Plan, which will vest in 10,000 Share increments on


                                      14

          October 27, 1996, 1997 and 1998, provided that he is then employed by the Company, and are subject to transfer restrictions during the respective vesting periods.

(4) Includes 1,000 Shares owned by Mr. Cribb's wife as to which Shares Mr. Cribb disclaims beneficial ownership and 79,666 Shares which may be acquired within 60 days by exercise of options. Also includes 8,000 Shares awarded to Mr. Cribb under the Restricted Stock Plan, 2,000 of which have vested since June 30, 1996, with the remaining Shares vesting in 2,000 Share increments on July 17, 1997, 1998 and 1999, provided that he is then employed by the Company, and being subject to transfer restrictions during the respective vesting periods.

(5) Includes 8,900 Shares owned by Mr. Goodman's wife as to which Shares Mr. Goodman disclaims beneficial ownership and 78,500 Shares which may be acquired within 60 days by exercise of options.

(6) Includes 127,750 Shares beneficially owned by Mr. Meyerson's wife (4,950 of which are held by Mrs. Meyerson as custodian for grandchildren under the Uniform Gifts to Minors Act) as to which Shares Mr. Meyerson disclaims beneficial ownership and 158,318 Shares which may be acquired within 60 days by exercise of options.

(7) Includes 1,000 Shares owned by Mr. Murphy's wife as to which Shares Mr. Murphy disclaims beneficial ownership and 130,000 Shares which may be acquired within 60 days by exercise of options. Also includes 14,000 Shares awarded to Mr. Murphy under the Restricted Stock Plan, 2,000 of which have vested since June 30, 1996, 6,000 of which will vest in 3,000 Share increments on May 18, 1997 and 1998, and the remaining 6,000 of which will vest in 2,000 Share increments on July 17, 1997, 1998 and 1999, provided with respect to each of the foregoing installments that he is then employed by the Company, and all of which installments are subject to transfer restrictions during the respective vesting periods.

(8) Includes 51,000 Shares which may be acquired within 60 days by exercise of options.

(9) Includes 40,000 Shares which may be acquired within 60 days by exercise of options.

(10) Includes 17,500 Shares which may be acquired within 60 days by exercise of options.

(11) Includes 606,649 Shares which may be acquired within 60 days by exercise of options and 56,000 Shares awarded under the Restricted Stock Plan, of which 5,000 Shares have vested since June 30, 1996, and provided the respective awardees are then employed by the Company, 10,000 Shares will vest during the remaining portion of Fiscal 1997; 18,000 Shares, in each of Fiscal 1998 and 1999; and 5,000 Shares, in Fiscal 2000.

          ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS
          -----------------------------------------------

          In October 1992, the Company's outside directors asked Mr. Meyerson to reassume the position of Chief Executive Officer, a position he had previously held from 1979 to 1985. Following his 1985 retirement from that office, he had continued to assist the Company only in his more limited role as Chairman. The Summary Compensation Table under "COMPENSATION OF EXECUTIVE OFFICERS" under Item 11 above in this Part III sets forth the salary paid to Mr. Meyerson for his services as Chairman during Fiscal 1996. Mr. Meyerson has received that same salary as Chairman since September 1989.

The Company's consulting arrangements, described below, with Accipiter Corporation ("Accipiter"), a consulting firm owned by Mr. Meyerson's wife, are in lieu of any other compensation to Mr. Meyerson in his capacity as Chief Executive Officer of the Company. These arrangements were approved by the full Board of Directors (Mr. Meyerson abstaining) in order to secure Mr. Meyerson's full-time services for the Company in connection with his reassumption of the office of Chief Executive Officer in October 1992. Mr. Meyerson's obligations to the Company under the revised consulting arrangements constitute a full-time personal commitment by Mr. Meyerson.

The term of the contract governing the Company's consulting arrangements with Accipiter expired March 31, 1996. The contract required Accipiter's services to the Company to be principally performed by Mr. Meyerson and included all services that would customarily be performed by a Chief Executive Officer of a public company of the Company's size and character. For such services, Accipiter received from the Company a fee of $840,000 per year, plus $240,000 per year in reimbursement of Accipiter's general administrative and overhead expenses and reimbursement of its out-of-pocket expenses incurred on behalf of the Company. The contract provided for Accipiter to receive a liquidation benefit equal to three years' consulting fee in certain events, including a failure by Telxon to extend the agreement beyond March 31, 1996. Pending finalization of new contractual arrangements with Accipiter and/or Mr. Meyerson, the parties have continued to perform under the terms of the expired contract.

As part of its five-year plan, Telxon 2000, announced in August 1995, the Company has established a program providing key employees and advisors with a long-term, entrepreneurial incentive opportunity to purchase stock in its technology subsidiaries, thereby more closely aligning their objectives with the long-term goals of the Company. Such investments are subject to certain risks and restrictions and are based on outside opinions of the subsidiary's market value. Purchases of stock made under the program since the implementation of the program during Fiscal 1996 included the following investments in the Company's Metanetics Corporation subsidiary: $409,984 by Accipiter, $30,772 by Mr. Brick, President and Chief Operating Officer of the Company, and $60,772 by Mr.
Murphy, Senior Executive Vice President, Global Sales and Marketing of the Company. Loans in the following principal amounts, bearing interest at eight percent per annum and secured by the portion of the stock purchased with the loan proceeds, were among those extended in connection with program investments during Fiscal 1996 and remain outstanding in full, plus interest: $279,987 to Accipiter, $16,618 to Mr. Brick and $16,618 to Mr. Murphy.

During Fiscal 1996, the Board of Directors approved personal loans to Mr. Meyerson. The largest amount of such indebtedness outstanding during Fiscal 1996 was $269,041 (principal and interest). Repayments reduced the outstanding loan balance to zero in March 1996. Renewed borrowings of $250,000 in April 1996 and an additional $100,000 in June 1996 remained outstanding, plus accrued interest, at June 30, 1996. The above loans bore/bear interest at ten percent per annum through January 15, 1996 and, reflecting the decrease in the Company's borrowing costs, at eight percent thereafter.

Under the terms of his employment agreement with the Company for Fiscal 1994, Mr. Murphy received a $200,000 interest-free loan from the Company on March 29, 1993, for his use in purchasing a home in connection with his then promotion to Executive Vice President, North American Operations and associated relocation to Akron. The loan, which was originally due April 1, 1994, has been extended by the Company. The largest amount of such indebtedness outstanding during Fiscal 1996 was $200,000, and at June 30, 1996, $150,000 remained outstanding. In addition, the Company has advanced certain withholding taxes owed by Mr. Murphy with respect to Shares awarded to him under the Restricted Stock Plan as shown in the Summary Compensation Table included in Item 11 above in this Part III; the largest amount of such advances outstanding during Fiscal 1996 was $46,094, which remains oustanding.

On December 3, 1993, and January 5, 1994, Mr. Brick received loans of $75,985 and $58,000, respectively, from the Company, for his use in payment of withholding and estimated tax obligations incurred with respect to Shares awarded to him under the Restricted Stock Plan as shown in the Summary Compensation Table included in Item 11 above. The loans are secured by the restricted stock and bear interest at two percent in excess of the prime rate, adjusted quarterly. The principal and accrued interest are due on October 27, 1996 or any earlier termination of Mr. Brick's employment. Mr. Brick is also required to make annual mandatory principal reductions with respect to these loans equal to 50 percent of any after-tax bonus received. The largest amount of such indebtedness outstanding during Fiscal 1996 was $164,005 (principal and interest). At June 30, 1996, Mr. Brick owed the Company $167,429 (principal and interest) in respect of such loans.

For information concerning the legal fees paid and expenses reimbursed to Goodman Weiss Miller Goldfarb, of which Mr. Goodman is senior partner, and concerning payments to Premier Travel Partners, which is 11 percent owned by members of Mr. Rose's family, see "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" under Item 11 above in this Part III.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
- ---------------------------------------------------------------------------

(a)       List of documents filed as part of the Form 10-K:

          (1) Consolidated Financial Statements: Reference is made to the Index on Page 34 of the Form 10-K as originally filed on July 1, 1996.

          (2) Financial Statement Schedule: Reference is made to the Index on Page 34 of the Form 10-K as originally filed on July 1, 1996. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

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

                    10.2.4 Standard Office Lease (Modified Net Lease) between Registrant and John D. Dellagnese III, dated as of July 19, 1995, including Addendum thereto, included as Exhibit 10.2.4 to the Form 10-K as originally filed July 1, 1996.

                              10.2.4.a  Second Addendum to Lease included as
                                        Exhibit 10.2.4 above, dated as of
                                        October 5, 1995, included as Exhibit
                                        10.2.4.a to the Form 10-K as originally
                                        filed July 1, 1996.

                              10.2.4.b  Third Addendum to Lease included as
                                        Exhibit 10.2.4 above, dated as of March
                                        1, 1996, included as Exhibit 10.2.4.b
                                        to the Form 10-K as originally filed
                                        July 1, 1996.

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

                    10.3.2 Credit Agreement by and among the Registrant, the lenders party thereto from time to time and The Bank of New York, as letter of credit issuer, swing line lender and agent for the lenders, dated as of March 8, 1996 (replaced the secured revolving and term loan facility established by the Amended and Restated Revolving Credit, Term Loan and Security Agreement included as Exhibit
                              10.3.1 above, as amended by Amendments No. 1 and 2 thereto included as Exhibits 10.3.1.a and 10.3.1.b above), included as Exhibit 10.3.2 to the Form 10-K as originally filed July 1, 1996.

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

                    10.3.6 Business Purpose Revolving Promissory Note made by the Registrant in favor of Bank One, Akron, N.A., dated February 29, 1996, and related Letter Agreement between them dated of even date, included as Exhibit 10.3.6 to the Form 10-K as originally filed July 1, 1996.

                    10.3.7    Business Purpose Revolving Promissory Note (Swing
                              Line) made by the Registrant in favor of Bank One, Akron, N.A., dated March 20, 1996, included as
                              Exhibit 10.3.7 to the Form 10-K as originally filed July 1, 1996.

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

                    10.9.3 Amended and Restated Shareholder Agreement by and among Metanetics Corporation (fka New Meta Licensing Corporation) and its Shareholders, dated as of March 28, 1996, superseding the Shareholder Agreement included as Exhibit 10.9 above, as amended, included as Exhibit 10.9.3 to the Form 10-K as originally filed July 1, 1996.

                    10.9.4 First Amendment, dated as of March 30, 1996, to the Amended and Restated Shareholder Agreement included as Exhibit 10.9.3 above, included as
                              Exhibit 10.9.4 to the Form 10-K as originally filed July 1, 1996.

          11. Computation of Common Shares outstanding and earnings per share for the fiscal year ended March 31, 1996, 1995 and 1994, included as Exhibit 11 to the Form 10-K as originally filed July 1, 1996.

          21. Subsidiaries of the Registrant, filed herewith in replacement of the corresponding Exhibit included as part of the Form 10-K as originally filed.

          23. Consent of Coopers & Lybrand L.L.P., included as Exhibit 23 to the Form 10-K as originally filed July 1, 1996.

          24. Power of Attorney executed by members of the Board of Directors of Registrant, included as Exhibit 24 to the Form 10-K as originally filed July 1, 1996.

          27.       Financial Data Schedule as of March 31, 1996, included as
                    Exhibit 27 to the Form 10-K as originally filed July 1,
                    1996.

(b)       Reports on Form 8-K

          No current report on Form 8-K was filed by Registrant during the last quarter of the fiscal year ended March 31, 1996. Subsequent to the end of that fiscal quarter the Registrant filed the following Current Reports on Form 8-K: (i) Current Report dated May 21, 1996, attaching the Registrant's press release of that date which announced its financial results for the fourth fiscal quarter and fiscal year ended March 31, 1996 as well as discussing the effects of its financial condition at that date under the subordination provisions of its $82,500,000 in principal amount of 5-3/4% Convertible Subordinated Notes due 2003 issued in December 1995 (the press release as incorporated into the Form 8-K included consolidated balance sheets for the Registrant as of March 31, 1996 and 1995 and condensed consolidated statements of income for the three-month periods (unaudited) and fiscal years ended March 31, 1996 and 1995); (ii) Current Report dated June 19, 1996 attaching the Registrant's press release of that date which announced changes in the Registrant's senior management, expected financial results for the fiscal year ending March 31, 1997, including an anticipated loss of approximately $8,400,000, or $.50 per share, for the first half of fiscal 1997, and the recommendation of management to Registrant's Board of Directors that the Registrant repurchase common stock and convertible bonds (neither the Form 8-K nor the press release included any financial statements); (iii) Current Report dated July 8, 1996, attaching the Registrant's press release of that date reporting the authorization by the Company's Board of Directors of the repurchase by the Company of up to three million of its outstanding Shares and the initial repurchases made under the repurchase program (neither the Form 8-K nor the press release included any financial statements); and (iv) Current Report dated July 17, 1996, attaching the Registrant's press release of that date which announced its financial results for the first fiscal quarter ended June 30, 1996 as well as discussing the effects of its financial condition at that date under the subordination provisions of the 5-3/4% Convertible Subordinated
          Notes (the press release as incorporated into the Form 8-K included consolidated balance sheets for the Registrant as of June 30, 1996 (unaudited) and March 31, 1996 and condensed consolidated statements of income for the three-month periods (unaudited) ended June 30, 1996 and 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to its Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TELXON CORPORATION

Date:  July 29, 1996               By:     /s/ Robert F. Meyerson
                                           ----------------------
                                           Robert F. Meyerson, Chairman and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This report may be signed in multiple counterparts, all of which taken together shall constitute a single document.

                                                                     Chairman of the Board,
/s/    Robert F. Meyerson                                           Chief Executive Officer                       July 29, 1996
- --------------------------                                       (principal executive officer)
       Robert F. Meyerson                                                 and Director

*      John H. Cribb                                               Vice Chairman of the Board                     July 29, 1996
- --------------------------                                                and Director
       John H. Cribb

/s/    Frank E. Brick                                             President, Chief Operating                     July 29, 1996
- --------------------------                                           Officer and Director
       Frank E. Brick

/s/    Kenneth W. Haver                                              Senior Vice President,
- --------------------------                                          Chief Financial Officer
       Kenneth W. Haver                                           (principal financial officer)                   July 29, 1996
                                                                          and Treasurer


/s/    Larry E. Shai                                                  Corporate Controller                        July 29, 1996
- --------------------------                                       (principal accounting officer)
       Larry E. Shai

*      Dr. Raj Reddy                                                        Director                              July 29, 1996
- --------------------------
       Dr. Raj Reddy

*      Robert A. Goodman                                                    Director                              July 29, 1996
- --------------------------
       Robert A. Goodman

*      Norton W. Rose                                                       Director                              July 29, 1996
- --------------------------
       Norton W. Rose

*      Richard J. Bogomolny                                                 Director                              July 29, 1996
- --------------------------
       Richard J. Bogomolny


         * The undersigned, by signing his name hereto, does sign and execute this Form 10-K/A pursuant to the Power of Attorney previously filed with the Securities and Exchange Commission as Exhibit 24 to the Form 10-K hereby being amended on behalf of the Directors named therein unless otherwise indicated by manual signature on this Form 10-K/A.

Date:      July 29, 1996                 By: /s/ Kenneth W. Haver
                                             --------------------
                                             Kenneth W. Haver, Attorney-in-fact

                               TELXON CORPORATION

                                   EXHIBITS TO

                        AMENDMENT NO. 1 ON FORM 10-K/A TO

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
                              Registrant and Raj Reddy, dated as of October 17,
                              1988, incorporated herein by reference to Exhibit
                              10.1.6 to Registrant's Form 10-K filed for the year ended March 31, 1994.

                              10.1.5.a  Description of amendment extending
  * option term, incorporated herein by reference to Exhibit 10.1.6.a to Registrant's Form 10-Q filed for the quarter ended September 30, 1994.

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

  *                 10.2.3    Commercial Lease and Condominium Lease Agreement
                              between Itronix Corporation, a wholly owned subsidiary of the Registrant, and Metropolitan
                              Mortgage & Securities Company, Inc., dated May 26,
                              1994, incorporated herein by reference to Exhibit
                              10.2.3 to Registrant's Form 10-K for the year ended March 31, 1995.

  *                 10.2.4    Standard Office Lease (Modified Net Lease) between
                              Registrant and John D. Dellagnese III, dated as of
                              July 19, 1995, including Addendum thereto, included as Exhibit 10.2.4 to the Form 10-K as originally filed July 1, 1996.

  *                           10.2.4.a  Second Addendum to Lease included as
                                        Exhibit 10.2.4 above, dated as of
                                        October 5, 1995, included as Exhibit
                                        10.2.4.a to the Form 10-K as originally
                                        filed July 1, 1996.

  *                           10.2.4.b  Third Addendum to Lease included as
                                        Exhibit 10.2.4 above, dated as of March
                                        1, 1996, included as Exhibit 10.2.4.b
                                        to the Form 10-K as originally filed
                                        July 1, 1996.

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
                                        10-Q filed for the quarter ended
                                        December 31, 1995.

  *                 10.3.2    Credit Agreement by and among the Registrant, the
                              lenders party thereto from time to time and The
                              Bank of New York, as letter of credit issuer, swing line lender and agent for the lenders, dated as of March 8, 1996 (replaced the secured revolving and term loan facility established by the Amended and Restated Revolving Credit, Term
                              Loan and Security Agreement included as Exhibit
                              10.3.1 above, as amended by Amendments No. 1 and 2 thereto included as Exhibits 10.3.1.a and 10.3.1.b above), included as Exhibit 10.3.2 to the Form
                              10-K as originally filed July 1, 1996.

  *                 10.3.3    Business Purpose Revolving Promissory Note made by
                              the Registrant in favor of Bank One, Akron, N.A., dated September 8, 1995, and related Letter
                              Agreement between them of even date, incorporated herein by reference to Exhibit 10.3.2 to Registrant's Form 10-Q filed for the quarter ended
                              September 30, 1995.

  *                 10.3.4    Business Purpose Revolving Promissory Note made by
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

  *                 10.3.6    Business Purpose Revolving Promissory Note made by
                              the Registrant in favor of Bank One, Akron, N.A., dated February 29, 1996, and related Letter
                              Agreement between them dated of even date, included as Exhibit 10.3.6 to the Form 10-K as originally filed July 1, 1996.


  *                 10.3.7    Business Purpose Revolving Promissory Note (Swing
                              Line) made by the Registrant in favor of Bank One, Akron, N.A., dated March 20, 1996, included as
                              Exhibit 10.3.7 to the Form 10-K as originally filed July 1, 1996.

  *       10.4      Amended and Restated Agreement between the Registrant and
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

  *                 10.9.1    First Amendment, dated as of September 29, 1995,
                              to the Shareholder Agreement included as Exhibit
                              10.9 above, incorporated herein by reference to
                              Exhibit 10.9.1 to Registrant's Form 10-Q filed for the quarter ended December 31, 1995.

  *                 10.9.2    Second Amendment, dated as of January, 1996, to
                              the Shareholder Agreement included As Exhibit 10.9 above, incorporated herein by reference to Exhibit
                              10.9.2 to Registrant's Form 10-Q filed for the quarter ended December 31, 1995.

  *                 10.9.3    Amended and Restated Shareholder Agreement by and
                              among Metanetics Corporation (fka New Meta
                              Licensing Corporation) and its Shareholders, dated as of March 28, 1996, superseding the Shareholder
                              Agreement included as Exhibit 10.9 above, as amended, included as Exhibit 10.9.3 to the Form
                              10-K as originally filed July 1, 1996.

  *                 10.9.4    First Amendment, dated as of March 30, 1996, to
                              the Amended and Restated Shareholder Agreement included as Exhibit 10.9.3 above, included as
                              Exhibit 10.9.4 to the Form 10-K as originally filed July 1, 1996.

  *       11.       Computation of Common Shares outstanding and earnings per
                    share for the fiscal years ended March 31, 1996, 1995 and 1994, included as Exhibit 11 to the Form 10-K as originally filed July 1, 1996.

  **      21.       Subsidiaries of the Registrant, filed herewith in
                    replacement of the corresponding Exhibit included as part of the Form 10-K as originally filed.

  *       23.       Consent of Coopers & Lybrand L.L.P., included as Exhibit 23 to the Form 10-K as originally filed July 1, 1996.

  *       24.       Power of Attorney executed by members of the Board of
                    Directors of Registrant, included as Exhibit 24 to the Form 10-K as originally filed July 1, 1996.

  *       27.       Financial Data Schedule as of March 31, 1996, included as
                    Exhibit 27 to the Form 10-K as originally filed July 1,
                    1996.

- --------------------------

  *       Previously filed

  **      Filed herewith