Form 10-Q
period 1996-06-30
TELXON CORP
filed 1996-08-14
CIK 352495

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____________ to ____________

                         Commission file number 0-11402
                                                -------

                               TELXON CORPORATION
        ---------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                     74-1666060
 -------------------------------           ------------------------------------
 (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization

    3330 West Market Street, Akron, Ohio                       44333
 ------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                    (Zip Code)

 Registrant's Telephone Number, Including Area Code       (330) 867-3700
                                                   ----------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X .   No    .
   ----      ----

At June 30, 1996, there were 16,048,923 outstanding shares of the registrant's Common Stock, $.01 par value per share ("Common Stock").

                       TELXON CORPORATION AND SUBSIDIARIES
        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                           Page No.
                                                                                                           --------
PART I.  FINANCIAL INFORMATION:

       Item 1:  Consolidated Financial Statements
                     Balance Sheet........................................................................     3
                     Statement of Income..................................................................     4
                     Statement of Cash Flows..............................................................     5
                     Notes to Consolidated Financial Statements...........................................  6-10

       Item 2:  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.................................................. 11-17

PART II.  OTHER INFORMATION:

       Item 1:  Legal Proceedings.........................................................................    18

       Item 6:  Exhibits and Reports on Form 8-K.......................................................... 18-26


                          PART I. FINANCIAL INFORMATION

                    ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                       TELXON CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)


                                                               June 30,    March 31,
ASSETS                                                           1996       1996
                                                            -----------    ---------
Current assets:                                             (Unaudited)
     Cash (including cash equivalents of $8,851 and
         $23,411) .........................................   $  17,805    $  34,828
     Trading securities ...................................         876          902
     Accounts receivable, net of allowance for doubtful
         accounts of $1,821 and $1,731 ....................     119,051      133,592
     Notes and other accounts receivable ..................       9,349        9,522
     Inventories ..........................................     107,581      111,132
     Prepaid expenses and other ...........................       9,846        9,939
                                                              ---------    ---------
              Total current assets ........................     264,508      299,915
     Property and equipment, net ..........................      54,710       54,673
     Intangible and other assets, net .....................      37,598       34,621
                                                              ---------    ---------
              Total .......................................   $ 356,816    $ 389,209
                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable ........................................   $   7,870    $      66
     Current portion of long-term debt ....................       1,156        1,156
     Accounts payable .....................................      37,970       59,620
     Capital lease obligations due within one year ........         812          897
     Accrued liabilities ..................................      38,982       52,181
                                                              ---------    ---------
              Total current liabilities ...................      86,790      113,920
     Capital lease obligations ............................       1,787        1,982
     Convertible subordinated debentures ..................     107,224      107,224
     Long-term debt .......................................       1,265        1,331
     Other long-term liabilities ..........................       3,914        3,562
                                                              ---------    ---------
              Total liabilities ...........................     200,980      228,019
Stockholders' equity:
     Preferred Stock, $1.00 par value per share; 500 shares
       authorized, none issued ............................          --           --
     Common Stock, $.01 par value per share; 50,000 shares
       authorized, 16,049 and 16,096 shares outstanding ...         161          161
     Additional paid-in capital ...........................      86,287       85,750
     Retained earnings ....................................      73,251       78,096
     Equity adjustment for foreign currency translation ...      (2,182)      (2,064)
     Unearned compensation relating to restricted stock
       awards .............................................        (630)        (753)
     Treasury stock, 100 shares at cost ...................      (1,051)          --
                                                              ---------    ---------
              Total stockholders' equity ..................     155,836      161,190
     Commitments and contingencies ........................          --           --
                                                              =========    =========
              Total .......................................   $ 356,816    $ 389,209
                                                              =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                       TELXON CORPORATION AND SUBSIDIARIES


                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                               Three Months Ended June 30,
                                               ---------------------------
                                                    1996          1995
                                                  ---------     --------
Revenues:
     Product ..................................   $  94,025    $  87,944
     Customer service .........................      18,358       15,597
                                                  ---------    ---------
              Total revenues ..................     112,383      103,541

Cost of revenues:
     Product ..................................      65,825       51,411
     Customer service .........................      11,048        9,003
                                                  ---------    ---------
              Total cost of revenues ..........      76,873       60,414
                                                  ---------    ---------
     Gross profit .............................      35,510       43,127

Operating expenses:
     Selling expenses .........................      21,183       19,668
     Product development and engineering
          expenses ............................      11,108        9,585
     General and administrative expenses ......      11,163        9,136
                                                  ---------    ---------
                                                     43,454       38,389
                                                  ---------    ---------

              (Loss) income from operations ...      (7,944)       4,738

Interest income ...............................         215          143
Interest expense ..............................      (1,970)      (1,166)
Other non-operating income ....................         105           --
                                                  ---------    ---------
              (Loss) income before income taxes      (9,594)       3,715

(Benefit) provision for income taxes ..........      (4,797)       1,486
                                                  ---------    ---------

              Net (loss) income ...............   $  (4,797)   $   2,229
                                                  =========    =========

Earnings per common and common equivalent share:

              Net (loss) income per share .....   $    (.29)   $     .14
                                                  =========    =========

Average number of common and common
      equivalent shares outstanding ...........      16,544       16,102



The accompanying notes are an integral part of these consolidated financial statements.

                       TELXON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                               Three Months Ended
                                                                    June 30,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
Cash flows from operating activities:
     Net (loss) income ....................................   $ (4,797)   $  2,229
     Adjustments to reconcile net (loss) income to
          net cash used in operating activities:
              Depreciation and amortization ...............      6,874       5,288
              Non-cash compensation related to
                   restricted stock awards ................        123         254
              Provision for doubtful accounts .............        124         506
              Provision for inventory obsolescence ........      2,298       1,352
              Deferred income taxes .......................     (1,026)       (323)
              Loss on disposal of assets ..................        277          22
              Proceeds from sale of trading securities ....        135          --
              Gain on sale of trading securities ..........        (23)         --
              Non-cash gain on trading securities .........        (86)         --
              Changes in assets and liabilities:
                   Accounts and notes receivable ..........     11,558        (733)
                   Refundable income taxes ................         --        (904)
                   Inventories ............................      1,192      (4,932)
                   Prepaid expenses and other .............      1,266         579
                   Intangible and other assets ............       (679)       (326)
                   Accounts payable and accrued liabilities    (35,779)     (3,188)
                   Other long-term liabilities ............      1,455           3
                                                              --------    --------
                              Total adjustments ...........    (12,291)     (2,402)
                                                              --------    --------
     Net cash used in operating activities ................    (17,088)       (173)

Cash flows from investing activities:
     Additions to property and equipment ..................     (5,012)     (3,257)
     Proceeds from the sale of assets .....................        150          --
     Payments for acquisitions, net of cash acquired ......         --        (551)
     Software investments .................................     (1,714)       (264)
     Other ................................................        (93)         --
                                                              --------    --------
     Net cash used in investing activities ................     (6,669)     (4,072)

Cash flows from financing activities:
     Notes payable, net ...................................      7,804        (545)
     Purchase of treasury stock ...........................     (1,051)         --
     Principal payments on capital leases .................       (280)       (197)
     Principal payments on long-term borrowing ............        (66)        (40)
     Debt issue costs paid ................................        (38)         --
     Proceeds from exercise of stock options
          (includes tax benefit) ..........................        490       2,159
                                                              --------    --------
     Net cash provided by financing activities ............      6,859       1,377

     Effect of exchange rate changes on cash ..............       (125)        (54)
                                                              --------    --------
     Net decrease in cash and cash equivalents ............    (17,023)     (2,922)
     Cash and cash equivalents at beginning of period .....     34,828      31,364
                                                              --------    --------
     Cash and cash equivalents at end of period ...........   $ 17,805    $ 28,442
                                                              ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

1.       Management Representation

         The consolidated financial statements of Telxon Corporation and its subsidiaries (the "Company") have been prepared without audit. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of results for the interim periods, have been made. The statements, which do not include all of the information and notes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the audited consolidated financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

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

3.       Inventories

         Inventories consisted of the following:

                                                   June 30,
                                                     1996      March 31,
                                                  (Unaudited)    1996
                                                    --------   --------
         Purchased components ...................   $ 45,229   $ 50,022
         Work-in-process ........................     36,426     35,379
         Finished goods .........................     25,926     25,731
                                                    --------   --------
                                                    $107,581   $111,132
                                                    ========   ========

4.       Accrued Liabilities

         Accrued liabilities consisted of the following:

                                                                       June 30,
                                                                        1996     March 31,
                                                                     (Unaudited)   1996
                                                                       -------   -------
         Deferred customer service revenues ........................   $17,271   $15,063
         Accrued payroll and other employee compensation ...........     9,951    10,586
         Accrued interest ..........................................     2,877     2,136
         Accrued royalties .........................................     2,536     3,430
         Accrued commissions .......................................     2,236     3,808
         Accrued taxes other than payroll and income taxes .........     1,961     4,035
         Other accrued liabilities .................................     2,150    13,123
                                                                       -------   -------
                                                                       $38,982   $52,181
                                                                       =======   =======

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

5.       Supplemental Cash Flow Information


                                                                             Three Months Ended June 30,
                                                                           1996                       1995
                                                                   ----------------------     ----------------------
                                                                                       (Unaudited)
           Cash paid during the period for
                Interest...........................................    $     1,173              $     1,587
                Income taxes.......................................          2,613                    3,348

         Capital lease additions are non-cash transactions and, accordingly, $162 has been excluded from property and equipment additions in the fiscal 1996 Consolidated Statement of Cash Flows.

         The $6,200 of secured promissory notes received in connection with the Company's sale of certain retail application software operations has been excluded from the fiscal 1997 Consolidated Statement of Cash Flows as a non-cash transaction. See Note 8 - Divestiture for further details of the sale.

6.       Litigation and Contingencies

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

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


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

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

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

7.       Short-Term and Long-Term Financing

         Effective March 8, 1996, the Company replaced its previous revolving credit, term loan, and security agreement with a new, unsecured credit agreement with a group of eight banks. The credit agreement, which expires on March 8, 2001, provides the Company with a maximum credit facility of $100,000 and permits the Company to borrow funds as domestic or Eurodollar advances. Funds borrowed as domestic advances bear interest at the greater of the agent bank's "Prime Commercial Lending Rate" or the Federal Funds Rate plus .50% while Eurodollar advances bear interest at the agent bank's Eurodollar Rate plus .50% to 1.25% based on certain capitalization levels. At June 30, 1996, the annualized interest rate in effect under the new credit agreement for domestic advances was 8.25% and 6.50% for Eurodollar advances. In addition, the agreement requires the Company to pay a commitment fee of .15% to .375% per annum, based on certain capitalization levels, on the unused portion of the revolving commitment amount. The Company is also required to pay a utilization fee of .125% to .25% per annum on Eurodollar advances based on certain capitalization levels. At June 30, 1996, the commitment fee and utilization fee rates were equal to .20% and .25% per annum, respectively. The agreement also contains certain restrictive covenants which requires the Company to maintain certain leverage, net worth and fixed charge coverage ratios. The Company had no borrowings outstanding under the $100,000 credit agreement at June 30, 1996 and was in compliance with all restrictive covenants contained in the agreement at June 30, 1996.

         Additionally, effective March 20, 1996, the Company entered into an unsecured business purpose revolving promissory note with a bank. The note, which expires March 19, 1997, provides the Company with a maximum credit facility of $20,000 and bears interest at the lending bank's "Money Market Rate" plus .50% to 1.25% per annum, based on certain capitalization levels. The Company had $7,820 outstanding under this unsecured promissory note at June 30, 1996. At June 30, 1996, the note was bearing interest at an annual rate of 6.525%.

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)



8.       Divestiture

         Effective April 1, 1996, the Company sold certain retail application software operations, with net assets of approximately $5,000, to a third-party for cash and secured promissory notes including interest, totaling $6,400. Under the terms of the sale, the Company also is to receive, over the next five years, license fees amounting to 20% of the revenue generated by the subject software, with minimum required payments aggregating $6,600. Although no gain has been recorded at June 30, 1996, as a result of this transaction, the Company will recognize gain from the sale as cash proceeds are received.

9.       Other Transactions and Events

         On June 20, 1996, the Company repurchased 100,000 shares of its common stock at a weighted average price per share of $10.43. These repurchased shares have been accounted for at cost plus brokerage fees under the caption of treasury stock in the fiscal 1997 Consolidated Balance Sheet.

10.      Reclassifications

         Certain items in the 1996 consolidated financial statements and notes thereto have been reclassified to conform to the 1997 presentation.

TELXON CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         IN ADDITION TO DISCUSSING AND ANALYZING THE COMPANY'S RECENT HISTORICAL FINANCIAL RESULTS AND CONDITION, THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES STATEMENTS CONCERNING CERTAIN TRENDS AND OTHER FORWARD-LOOKING INFORMATION AFFECTING OR RELATING TO THE COMPANY WHICH ARE INTENDED TO QUALIFY FOR THE PROTECTIONS AFFORDED "FORWARD-LOOKING STATEMENTS" UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, PUBLIC LAW 104-67. THE FORWARD-LOOKING STATEMENTS MADE HEREIN AND ELSEWHERE IN THIS FORM 10-Q ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. SEE "FACTORS THAT MAY AFFECT FUTURE RESULTS" BELOW AND CAUTIONARY STATEMENTS APPEARING UNDER "ITEM 1. BUSINESS" AND ELSEWHERE IN THE FORM 10-K FILED BY THE COMPANY WITH RESPECT TO ITS FISCAL YEAR ENDED MARCH 31, 1996 FOR A DISCUSSION OF THE IMPORTANT FACTORS AFFECTING THE REALIZATION OF THOSE RESULTS.

         OVERVIEW

         The Company anticipates its first half of fiscal 1997 results to reflect approximately 5% to 10% revenue growth and a loss of approximately $.50 per share due to changing market conditions as described below. The Company anticipates a return to profitability in the second half of fiscal 1997 as the results of streamlining operations are realized. The Company is taking initiatives to narrow its product line and to achieve greater efficiencies in manufacturing. Workforce reductions have reduced employee headcount by 200, or approximately 10 percent. These actions are expected to decrease costs by $4.5 to $5.0 million per quarter from historical run-rates. The Company will continue to review all aspects of its business and expects to take further actions to achieve more effective and efficient operations, some of which may result in certain one-time charges in addition to the anticipated operating loss for the first half of fiscal 1997.

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

         The markets in which the Company competes are intensely competitive and characterized by increasingly rapid technological change, introduction of new products with improved performance characteristics, product obsolescence and price erosion. Failure to keep pace with product and technological advances could negatively affect the Company's competitive position and prospects for growth. Customers' anticipation of new or enhanced product offerings by the Company or a competitor may lead them to defer purchases of the Company's existing products. In addition, companies that are participants in the broader computer industry are potential competitors. Some of the Company's competitors and potential competitors have substantially greater financial, technical, intellectual property, marketing and human resources than the Company.

         The Company's future success depends on its ability to develop and rapidly bring to market technologically advanced products. From time to time the Company invests in development stage and other entities who possess or who could potentially possess strategically important technologies. Due to the nature of these entities and the nature of their operations, there can be no assurance that these investments will be realizable or will result in marketable and/or successful products. There can be no assurance that the Company's research and development activities will lead to the commercially successful introduction of new or improved products or that the Company will not encounter delays or problems in connection therewith. The cost of perfecting new and improved technologies to satisfy customer quality and delivery expectations as they are brought to market cannot always be fully anticipated and may adversely affect Company operating profits during such introductions. In addition, the average selling prices for computer products generally decrease over the products' lives. To mitigate such decreases, the Company seeks to reduce manufacturing costs of existing products and to introduce new products, functions and other price/performance-enhancing features. To the extent that these product enhancements do not occur on a timely basis or do not result in a sufficient increase in sales prices to end users, the Company's operating results could be materially adversely affected.

         To date, the Company's revenues have been concentrated in the retail industry, historically representing over 50% of its total revenues. The Company's future growth depends, in part, on its ability to successfully penetrate and expand its revenues in new markets. There can be no assurance that such penetration and expansion into new markets can be achieved.

         The Company believes its future success is also dependent, in part, upon its ability to continue to enhance its product offerings through internal development and the acquisition of new businesses and technologies, but there can be no assurance that the Company will be able to identify, acquire or profitably operate new businesses or otherwise implement its growth strategy successfully. For the Company to manage its growth and integrate any newly acquired entities, it must continue to improve operations and financial and management information systems and effectively motivate and manage employees. If the Company is unable to successfully pursue and manage such growth, its business and results of operations could be adversely affected. In the event that, as part of its efforts to improve its operating efficiencies or otherwise, the Company elects to divest itself of a majority or greater interest in its technical
         Subsidiaries, the Company's revenues may be adversely affected.

         The Company regards certain of its hardware and software technologies as proprietary and relies on a combination of United States and foreign patent, copyright, trademark and trade secret laws, as well as license and other contractual confidentiality provisions, to protect its proprietary rights. Despite the Company's efforts to safeguard its proprietary rights, there can be no assurance that the Company will be successful in doing so or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to or otherwise circumvent the Company's technologies and proprietary rights.

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

         As a substantial portion of the Company's total revenues, ranging from approximately 25%-30% in recent years, is from customers located outside of the United States, the Company's results could be negatively affected by global and regional economic conditions, changes in foreign currency exchange rates, trade protection measures, regulatory acceptance of the Company's products in foreign countries, longer accounts receivable collection patterns and other considerations peculiar to the conduct of international business. The Company is subject to similar risks in its procurement of certain of its materials and components from foreign sources.

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

         In addition to the factors discussed above and elsewhere in this Form 10-Q which may adversely affect the Company's conduct of its business and the results thereof, the Company's financial condition is also subject to the possible adverse effects of certain pending litigation and other contingencies discussed above under Note 6 to the consolidated financial statements included in Item 1 above.

         RESULTS OF OPERATIONS

         REVENUES

         Total consolidated revenues increased $8.8 million or 9% for the first quarter of fiscal 1997 as compared to the same period in fiscal 1996.

         Product revenues increased $6.1 million or 7% over the same period. Product revenues include the sale of pen-based and touch-screen workslates, rugged wireless mobile computers and other portable tele-transaction computer ("PTC") units, hardware accessories, custom application software and software licenses and a variety of professional services including system integration and project management. The increase in product revenues was primarily due to an increase in average selling price per PTC unit offset by a moderate decrease in PTC unit volume due to sales mix trending towards more comprehensive products and systems.

         Customer service revenues increased $2.8 million or 18% for the first quarter of fiscal 1997 as compared to the same period in fiscal 1996. This revenue increase was primarily due to volume increases and growth in the installed base of the Company's products.

         Revenues for the Company's international operations (including Canada) increased $3.2 million or 11% for the first quarter of fiscal 1997 as compared to the same period in fiscal 1996. Changes in currency exchange rates and intercompany hedging activities did not materially affect the results of the Company's international operations.

         COSTS OF REVENUES

         Cost of product revenues as a percentage of product revenues increased to 70% for the first quarter of fiscal 1997 as compared to 59% for the same period in fiscal 1996. The decrease in product gross margins from those recorded during the first quarter of fiscal 1996 was primarily due to the mix of large-volume, low-margin business, the slower than expected growth in the Company's professional services revenues, higher costs on early stage rollouts of new products and manufacturing inefficiencies.

         Cost of customer service revenues as a percentage of customer service revenues for the first quarter of fiscal 1997 increased to 60% as compared to 58% for the same period of fiscal 1996. This increase was primarily due to increased direct material and labor costs to repair the Company's more sophisticated and complex products.

         Inventory valuation accounts for the first quarter of fiscal 1997 were increased to cover the risk of obsolescence due to new product introductions and continuing technological change. As of June 30, 1996, inventory valuation accounts increased to $12.4 million or 10% of gross inventory as compared to $10.1 million or 8% of gross inventory as of March 31, 1996. The Company anticipates continued provisions for obsolescence as revenue volumes from new product offerings replace revenue from older products.

         OPERATING EXPENSES

         Selling expenses increased $1.5 million or 8% for the first quarter of fiscal 1997 as compared to the same period in fiscal 1996. This increase primarily reflects the increased revenues and related variable expenses. Product development and engineering expenses increased $1.5 million or 16% from the first quarter of fiscal 1996's net product development and engineering expenses, which included $1.0 million of development expense reimbursement funding from a major customer that was off-set against the related development expenses incurred. This increase is primarily attributable to research and development activities related to new and continued product development including wireless data communications and spread spectrum technology, pen-based technology, rugged wireless mobile computers, augmented reality hardware and software, advanced image reading and two dimensional bar-code technology, and other product improvements. General and administrative expenses for the first quarter of fiscal 1997 increased $2.0 million or 22% as compared to the same period in fiscal 1996 and reflect the increase in Corporate resources necessary to support the Company's overall growth.

         INCOME TAXES

         The Company's consolidated effective income tax rate for the first quarter of fiscal 1997 was 50%. The consolidated effective income tax rate reflects income before taxes plus nondeductible goodwill amortization, which sum is multiplied by the United States statutory rate and increased by international rate differentials.

         LIQUIDITY

         At June 30, 1996, the Company had cash and cash equivalents of $17.8 million, as compared to $34.8 million at March 31, 1996. The Company's current ratio (current assets divided by current liabilities) was 3.0:1 at June 30, 1996 as compared to 2.6:1 at March 31, 1996. The Company's current ratio increased as working capital (current assets less current liabilities) decreased slightly for the changes in cash and cash equivalents of $17.0 million, accounts receivable of $14.5 million, inventories of $3.6 million, and notes payable of $7.8 million. These working capital decreases were offset by an increase to working capital as a result of a decrease in accounts payable of $21.7 million and a decrease in accrued liabilities of $13.2 million. Inventory levels, in total, decreased at June 30, 1996 as compared to those recorded at March 31, 1996 as fewer purchased components were procured for production levels in the second quarter of fiscal 1997. Accounts payable decreased primarily due to decreased manufacturing inventory levels and increased payments to vendors.

         The Company believes that available cash and cash equivalents, internally generated funds and credit availability, will be sufficient to meet working capital requirements for the next twelve months.

         CASH FLOWS FROM OPERATING ACTIVITIES

         Net cash used in operating activities was $17.1 million for the first quarter of fiscal 1997, as compared to $.2 million for the same period in fiscal 1996. Cash flows for the first quarter of fiscal 1997, as compared to the same period in fiscal 1996, were negatively impacted by the change in cash flow impact of accounts payable and accrued liabilities of $32.6 million, the decrease in net earnings of $7.0 million and other items aggregating $1.7 million. These negative impacts were offset by positive cash flow impacts in accounts and notes receivable of $12.3 million, inventories of $6.1 million, other long-term liabilities of $1.5 million, depreciation and amortization of $1.6 million, and other items aggregating $2.9 million.

         INVESTING ACTIVITIES

         Net cash used in investing activities was $6.7 million for the first quarter of fiscal 1997, as compared to $4.1 million for the same period in fiscal 1996. The increase in the use of cash was primarily due to a $1.8 million increase in additions to property and equipment and a $1.5 million increase in software investments, offset by other items aggregating $.7 million.

         FINANCING ACTIVITIES

         Cash flows from financing activities increased $5.5 million during the first quarter of fiscal 1997 as compared with the same period in fiscal 1996. This increase was primarily due to the increase in borrowing under notes payable of $8.3 million offset by the purchase of $1.1 million of treasury stock and a decrease in proceeds from the exercise of stock options of $1.7 million.

         NON-CASH TRANSACTION

         Effective April 1, 1996, the Company sold certain retail application software operations, with net assets of approximately $5 million to a third-party for $6.4 million. Of the $6.4 million sale price, $.2 million was received in cash while the balance was received in the form of secured promissory notes and has been excluded from the fiscal 1997 Consolidated Statement of Cash Flows as a non-cash investing transaction. Although no gain has been recorded at June 30, 1996, as a result of this transaction, the Company will recognize gain from the sale as cash proceed are received.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

See Note 6 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q for a discussion of the material pending legal proceedings to which the Company is a party, which footnote discussion is incorporated in this Part II by this reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                   3.1 Restated Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit No. 3.1 to Registrant's Form 10-K filed for the year ended March 31, 1993.

                   3.2 Amended and Restated By-Laws of Registrant, as amended, incorporated herein by reference to Exhibit No. 2(b) to Registrant's Registration Statement on Form 8-A with respect to its Common Stock filed pursuant to Section 12(g) of the Securities Exchange Act, as amended by Amendment No. 1 thereto filed under cover of a Form 8 and Amendment No. 2 thereto filed on Form 8-A/A.

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

                   4.3 Rights Agreement between Registrant and KeyBank National Association, as Rights Agent, dated as of August 25, 1987, Amended and Restated as of July 31, 1996, incorporated herein by reference to
                             Exhibit 4 to Registrant's Current Report on Form 8-K dated August 5, 1996 and filed August 6, 1996.

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

                             10.1.12 Employment Agreement between the Registrant and Frank Brick, effective as of October 15, 1993, incorporated herein by reference to
                                            Exhibit 10.1.16 on Registrant's Form
                                            10-Q filed for the quarter ended
                                            September 30, 1994.

                             10.1.13 Employment Agreement between the Registrant and David B. Swank, effective as of August 22, 1994, incorporated herein by reference to
                                            Exhibit 10.1.18 to Registrant's Form
                                            10-Q filed for the quarter ended
                                            September 30, 1994.

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

                             10.2.4 Standard Office Lease (Modified Net Lease) between Registrant and John
                                            D. Dellagnese III, dated as of July
                                            19, 1995, including Addendum
                                            thereto, incorporated herein by
                                            reference to Exhibit 10.2.4 to
                                            Registrant's Form 10-K filed for the
                                            year ended March 31, 1996.

                                            10.2.4.a          Second Addendum to
                                                              Lease included as
                                                              Exhibit 10.2.4
                                                              above, dated as of
                                                              October 5, 1995,
                                                              incorporated
                                                              herein by
                                                              reference to
                                                              Exhibit 10.2.4.a
                                                              to Registrant's
                                                              Form 10-K filed
                                                              for the year ended
                                                              March 31, 1996.

                                            10.2.4.b          Third Addendum to
                                                              Lease included as
                                                              Exhibit 10.2.4
                                                              above, dated as of
                                                              March 1, 1996,
                                                              incorporated
                                                              herein by
                                                              reference to
                                                              Exhibit 10.2.4.b
                                                              to Registrant's
                                                              Form 10-K filed
                                                              for the year ended
                                                              March 31, 1996.

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

                             10.3.2 Credit Agreement by and among the Registrant, the lenders party thereto from time to time and The Bank of New York, as letter of credit issuer, swing line lender and agent for the lenders, dated as of March 8, 1996 (replaced the secured revolving and term loan facility established by the Amended and Restated Revolving Credit, Term Loan and Security Agreement included as
                                            Exhibit 10.3.1 above, as amended by
                                            Amendments  No. 1 and 2 thereto
                                            included as Exhibits 10.3.1.a and
                                            10.3.1.b above), incorporated herein
                                            by reference to Exhibit 10.3.2 to
                                            Registrant's Form 10-K filed for the
                                            year ended March 31, 1996.

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

                             10.3.6         Business Purpose Revolving
                                            Promissory Note made by the
                                            Registrant in favor of Bank One,
                                            Akron, N.A., dated February 29,
                                            1996, and related Letter Agreement
                                            between them dated of even date,
                                            incorporated herein by reference to
                                            Exhibit 10.3.6 to Registrant's Form
                                            10-K filed for the year ended March
                                            31, 1996.

                             10.3.7         Business Purpose Revolving
                                            Promissory Note (Swing Line) made by
                                            the Registrant in favor of Bank One,
                                            Akron, N.A., dated March 20, 1996,
                                            incorporated herein by reference to
                                            Exhibit 10.3.7 to Registrant's Form
                                            10-K filed for the year ended March
                                            31, 1996.

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

                             10.9.3 Amended and Restated Shareholder Agreement by and among Metanetics Corporation (fka New Meta Licensing Corporation) and its Shareholders, dated as of March 28, 1996, superseding the Shareholder
                                            Agreement included as Exhibit 10.9
                                            above, as amended, incorporated
                                            herein by reference to Exhibit
                                            10.9.3 to Registrant's Form 10-K
                                            filed for the year ended March 31,
                                            1996.

                             10.9.4 First Amendment, dated as of March 30, 1996, to the Amended and Restated Shareholder Agreement included as Exhibit 10.9.3 above, incorporated herein by reference to
                                            Exhibit 10.9.4 to Registrant's Form
                                            10-K filed for the year ended March
                                            31, 1996.

                11. Computation of Common Shares outstanding and earnings per share for the three months ended June 30, 1996 and 1995, filed herewith.

                27. Financial Data Schedule as of June 30, 1996, filed herewith.

(b)      Reports on Form 8-K

         During the fiscal quarter ended June 30, 1996 for which this Quarterly Report on Form 10-Q is filed, the Registrant filed the following Current Reports on Form 8-K: (i) Current Report dated May 21, 1996, attaching the Registrant's press release of that date which announced its financial results for the fourth fiscal quarter and fiscal year ended March 31, 1996 as well as discussing the effects of its financial condition at that date under the subordination provisions of its $82,500,000 in principal amount of 5-3/4% Convertible Subordinated Notes due 2003 issued in December 1995 (the press release as incorporated into the Form 8-K included consolidated balance sheets for the Registrant as of March 31, 1996 and 1995 and condensed consolidated statements of income for the three-month periods (unaudited) and fiscal years ended March 31, 1996 and 1995); and (ii) Current Report dated June 19, 1996 attaching the Registrant's press release of that date which announced changes in the Registrant's senior management, expected financial results for the fiscal year ending March 31, 1997, including an anticipated loss of approximately $8,400,000, or $.50 per share, for the first half of fiscal 1997, and the recommendation of management to Registrant's Board of Directors that the Registrant repurchase common stock and convertible bonds (neither the Form 8-K nor the Press Release included any financial statements). In addition, subsequent to the end of the June 30, 1996 fiscal quarter, the Registrant filed the following Current Reports on Form 8-K: (i) Current Report dated July 8, 1996, attaching the Registrant's press release of that date reporting the authorization by the Company's Board of Directors of the repurchase by the

          Company of up to three million of its outstanding Shares and the initial repurchases made under the repurchase program (neither the Form 8-K nor the press release included any financial statements);
          (ii) Current Report dated July 17, 1996, attaching the Registrant's press release of that date which announced its financial results for the first fiscal quarter ended June 30, 1996 as well as discussing the effects of its financial condition at that date under the subordination provisions of the 5-3/4% Convertible Subordinated Notes (the press release as incorporated into the Form 8-K included consolidated balance sheets for the Registrant as of June 30, 1996 (unaudited) and March 31, 1996 and condensed consolidated statements of income for the three-month periods (unaudited) ended June 30, 1996 and 1995); and (iii) Current Report dated August 5, 1996, reporting the amendment and restatement of the Company's stockholder rights plan (the Form 8-K did not include any financial statements).

                       TELXON CORPORATION AND SUBSIDIARIES

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date:    August 14, 1996



                                             TELXON CORPORATION
                                             ------------------
                                             (Registrant)

                                             /s/ Kenneth W. Haver
                                             --------------------
                                                 Kenneth W. Haver


                                             Senior Vice President,
                                             Chief Financial Officer
                                             and Treasurer

                               TELXON CORPORATION

                                   EXHIBITS TO

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1996

                                INDEX TO EXHIBITS
                                -----------------

  Page
  ----

    *      3.1 Restated Certificate of Incorporation of Registrant, incorporated by reference to Exhibit No. 3.1 to Registrant's Form 10-K filed for the year ended March 31, 1993.

    *      3.2 Amended and Restated By-Laws of Registrant, as amended, incorporated by reference to Exhibit No. 2(b) to Registrant's Registration Statement on Form 8-A with respect to its Common Stock filed pursuant to Section 12(g) of the Securities Exchange Act, as amended by Amendment No. 1 thereto filed under cover of a Form 8 and Amendment No. 2 thereto filed on Form 8-A/A.

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

    *      4.3 Rights Agreement between Registrant and KeyBank National
               Association, as Rights Agent, dated as of August 25, 1987, Amended and Restated as of July 31, 1996, incorporated herein by reference to Registrant's Current Report on Form 8-K, dated August 5, 1996 and filed August 6, 1996.

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

  Page
  ----
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

 Page
 ----
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

   *                10.1.10   Services and Non-Competition Agreement, dated as
                              of January 18, 1993, among Accipiter Corporation,
                              Robert F. Meyerson and the Registrant,
                              incorporated herein by reference to Exhibit 10.28 to the Registrant's Form 10-Q filed for the quarter ended December 31, 1992.

   *                10.1.11   Employment Agreement between the Registrant and
                              John H. Cribb effective as of April 1, 1993, incorporated herein by reference to Exhibit
                              10.1.11 to Registrant's Form 10-K filed for the year ended March 31, 1994.

   *                10.1.12   Employment Agreement between the Registrant and
                              Frank Brick, effective as of October 15, 1993, incorporated herein by reference to Exhibit
                              10.1.16 on Registrant's Form 10-Q filed for the quarter ended September 30, 1994.

   *                10.1.13   Employment Agreement between the Registrant and
                              David B. Swank, effective as of August 22, 1994, incorporated herein by reference to Exhibit
                              10.1.18 to Registrant's Form 10-Q filed for the quarter ended September 30, 1994.

          10.2      Material Leases of the Registrant.

   *                10.2.1    Lease between Registrant and 3330 W. Market
                              Properties, dated as of December 30, 1986, incorporated herein by reference to Exhibit 10.2.1 to Registrant's Form 10-K filed for the year ended
                              March 31, 1994.

   *                10.2.2    Lease between Itronix Corporation, a wholly owned
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

Page
- ----
                              Securities Company, Inc., dated May 26, 1994, incorporated herein by reference to Exhibit 10.2.3 to Registrant's Form 10-K for the year ended March 31, 1995.

 *                  10.2.4    Standard Office Lease (Modified Net Lease) between
                              Registrant and John D. Dellagnese III, dated as of
                              July 19, 1995, including Addendum thereto, incorporated herein by reference to Exhibit 10.2.4 to Registrant's Form 10-K filed for the year ended
                              March 31, 1996.

 *                            10.2.4.a  Second Addendum to Lease included as
                                        Exhibit 10.2.4 above, dated as of
                                        October 5, 1995, incorporated herein by
                                        reference to Exhibit 10.2.4.a to
                                        Registrant's Form 10-K filed for the
                                        year ended March 31, 1996.

 *                            10.2.4.b  Third Addendum to Lease included as
                                        Exhibit 10.2.4 above, dated as of March
                                        1, 1996, incorporated herein by
                                        reference to Exhibit 10.2.4.b to
                                        Registrant's Form 10-K filed for the
                                        year ended March 31, 1996.

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

Page
- ----
 *                  10.3.2    Credit Agreement by and among the Registrant, the
                              lenders party thereto from time to time and The
                              Bank of New York, as letter of credit issuer, swing line lender and agent for the lenders, dated as of March 8, 1996 (replaced the secured revolving and term loan facility established by the Amended and Restated Revolving Credit, Term
                              Loan and Security Agreement included as Exhibit
                              10.3.1 above, as amended by Amendments No. 1 and 2 thereto included as Exhibits 10.3.1.a and 10.3.1.b above), incorporated herein by reference to
                              Exhibit 10.3.2 to Registrant's Form 10-K filed for the year ended March 31, 1996.

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
                              the Registrant in favor of Bank One, Akron, N.A., dated February 29, 1996, and related Letter
                              Agreement between them dated of even date, incorporated herein by reference to Exhibit 10.3.6 to Registrant's Form 10-K filed for the year ended
                              March 31, 1996.

 *                  10.3.7    Business Purpose Revolving Promissory Note (Swing
                              Line) made by the Registrant in favor of Bank One, Akron, N.A., dated March 20, 1996, incorporated herein by reference to Exhibit 10.3.7 to Registrant's Form 10-K filed for the year ended
                              March 31, 1996.

 *        10.4      Amended and Restated Agreement between the Registrant and
                    Symbol Technologies, Inc., dated as of September 30, 1992, incorporated herein by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended March 31, 1993.

Page
- ----

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

Page
- ----

                              Registrant's Form 10-Q filed for the quarter ended December 31, 1995.

 *                  10.9.3    Amended and Restated Shareholder Agreement by and
                              among Metanetics Corporation (fka New Meta
                              Licensing Corporation) and its Shareholders, dated as of March 28, 1996, superseding the Shareholder
                              Agreement included as Exhibit 10.9 above, as amended, incorporated herein by reference to
                              Exhibit 10.9.3 to Registrant's Form 10-K filed for the year ended March 31, 1996.

 *                  10.9.4    First Amendment, dated as of March 30, 1996, to
                              the Amended and Restated Shareholder Agreement included as Exhibit 10.9.3 above, incorporated herein by reference to Exhibit 10.9.4 to Registrant's Form 10-K filed for the year ended
                              March 31, 1996.

**        11.       Computation of Common Shares outstanding and earnings per
                    share for the three months ended June 30, 1996 and 1995, filed herewith.

**        27.       Financial Data Schedule as of June 30, 1996, filed herewith.


- ------------------------------------
*         Previously filed

**        Filed herewith