Form 10-Q
period 1996-09-30
TELXON CORP
filed 1996-11-14
CIK 352495

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    ------------

                         Commission file number 0-11402
                                                ------------

                               TELXON CORPORATION
        ---------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                      74-1666060
-------------------------------            ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization

  3330 West Market Street, Akron, Ohio                    44333
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

 Registrant's Telephone Number, Including Area Code   (330) 664-3700
                                                    ---------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   -----    -----

At September 30, 1996, there were 16,099,952 outstanding shares of the registrant's Common Stock, $.01 par value per share ("Common Stock").

                       TELXON CORPORATION AND SUBSIDIARIES
        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                     Page No.
                                                                                     --------
PART I.  FINANCIAL INFORMATION:

       Item 1:             Consolidated Financial Statements
                                Balance Sheet...........................................3
                                Statement of Operations.................................4
                                Statement of Cash Flows.................................5
                                Notes to Consolidated Financial Statements...........6-10

       Item 2:             Management's Discussion and Analysis of Financial
                                Condition and Results of Operations.................11-20

PART II.          OTHER INFORMATION:

       Item 1:             Legal Proceedings...........................................21

       Item 4:             Submission of Matters to a Vote of Security Holders.........21

       Item 6:             Exhibits and Reports on Form 8-K.........................21-29

                          PART I. FINANCIAL INFORMATION

                    ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                       TELXON CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)

                                                                                            September 30,    March 31,
                                                                                                1996            1996
                                                                                            -------------    ---------
ASSETS                                                                                       (Unaudited)
Current assets:
     Cash (including cash equivalents of $9,368 and
         $23,411) ......................................................................      $  16,128       $  34,828
     Trading securities ................................................................           --               902
     Accounts receivable, net of allowance for doubtful accounts of $1,917 and $1,731 ..        112,015         133,592
     Notes and other accounts receivable ...............................................          9,931           9,522
     Inventories .......................................................................        106,870         111,132
     Prepaid expenses and other ........................................................          9,540           9,939
                                                                                              ---------       ---------
              Total current assets .....................................................        254,484         299,915
Property and equipment, net ............................................................         53,574          54,673
Intangible and other assets, net .......................................................         38,377          34,621
                                                                                              ---------       ---------
              Total ....................................................................      $ 346,435       $ 389,209
                                                                                              =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable .....................................................................      $  17,335       $      66
     Current portion of long-term debt .................................................            384           1,156
     Accounts payable ..................................................................         33,717          59,620
     Capital lease obligations due within one year .....................................            811             897
     Accrued liabilities ...............................................................         29,575          52,181
                                                                                              ---------       ---------
              Total current liabilities ................................................         81,822         113,920
Capital lease obligations ..............................................................          1,566           1,982
Convertible subordinated debentures ....................................................        107,224         107,224
Long-term debt .........................................................................           --             1,331
Other long-term liabilities ............................................................          3,599           3,562
                                                                                              ---------       ---------
              Total liabilities ........................................................        194,211         228,019
Stockholders' equity:
     Preferred Stock, $1.00 par value per share; 500 shares authorized, none issued ....           --              --
     Common Stock, $.01 par value per share; 50,000 shares authorized, 16,100 and 16,096
         shares outstanding ............................................................            162             161
     Additional paid-in capital ........................................................         86,444          85,750
     Retained earnings .................................................................         68,548          78,096
     Equity adjustment for foreign currency translation ................................         (1,848)         (2,064)
     Unearned compensation relating to restricted stock awards .........................           (470)           (753)
     Treasury stock, 58 shares at cost .................................................           (612)           --
                                                                                              ---------       ---------
              Total stockholders' equity ...............................................        152,224         161,190
Commitments and contingencies ..........................................................           --              --
                                                                                              =========       =========
              Total ....................................................................      $ 346,435       $ 389,209
                                                                                              =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                       TELXON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                            Three Months                     Six Months
                                                         Ended September 30,             Ended September 30,
                                                        1996            1995            1996           1995
                                                      ---------       ---------       ---------       ---------
Revenues:
     Product ...................................      $  89,439       $  90,191       $ 183,464       $ 178,135
     Customer service ..........................         18,875          16,825          37,233          32,422
                                                      ---------       ---------       ---------       ---------
              Total revenues ...................        108,314         107,016         220,697         210,557

Cost of revenues:
     Product ...................................         62,445          52,063         128,270         103,474
     Customer service ..........................         11,534           9,437          22,582          18,440
                                                      ---------       ---------       ---------       ---------
              Total cost of revenues ...........         73,979          61,500         150,852         121,914
                                                      ---------       ---------       ---------       ---------

     Gross profit ..............................         34,335          45,516          69,845          88,643

Operating expenses:
     Selling expenses ..........................         21,037          18,748          42,220          38,416
     Product development and engineering
          expenses .............................         10,096          12,029          21,204          21,614
     General and administrative expenses .......         10,548           9,105          21,711          18,241
                                                      ---------       ---------       ---------       ---------
              Total operating expenses .........         41,681          39,882          85,135          78,271
                                                      ---------       ---------       ---------       ---------

              (Loss) income from operations ....         (7,346)          5,634         (15,290)         10,372

Interest income ................................            136             151             351             294
Interest expense ...............................         (2,162)         (1,532)         (4,132)         (2,698)
Other non-operating (expense) income ...........            (32)            355              73             355
                                                      ---------       ---------       ---------       ---------

              (Loss) income before income taxes          (9,404)          4,608         (18,998)          8,323

(Benefit)provision for income taxes ............         (4,702)          1,797          (9,499)          3,283
                                                      ---------       ---------       ---------       ---------
              Net (loss) income ................      $  (4,702)      $   2,811       $  (9,499)      $   5,040
                                                      =========       =========       =========       =========

Earnings per common and common equivalent share:

              Net (loss) income per share ......      $    (.29)      $     .17       $    (.58)      $     .31
                                                      =========       =========       =========       =========


Average number of common and common
      equivalent shares outstanding ............         16,182          16,248          16,265          16,066
                                                      =========       =========       =========       =========



The accompanying notes are an integral part of these consolidated financial statements.

                       TELXON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                    Six Months Ended
                                                                      September 30,
                                                                   1996          1995
                                                                 --------       --------
Cash flows from operating activities:
     Net (loss) income ....................................      $ (9,499)      $  5,040
     Adjustments to reconcile net (loss) income to
          net cash used in operating activities:
              Depreciation and amortization ...............        13,673         10,683
              Non-cash compensation related to
                   restricted stock awards ................           253            468
              Provision for doubtful accounts .............           180          1,139
              Provision for inventory obsolescence ........         5,972          2,770
              Deferred income taxes .......................        (1,025)          (606)
              Loss on disposal of assets ..................           295            227
              Trading securities ..........................          --           (5,026)
              Non-cash  gain on trading securities ........          --             (100)
              Proceeds from sale of trading securities ....           961          1,474
              Gain on sale of trading securities ..........           (59)          (138)
              Gain on sale of subsidiary stock ............          --             (355)
              Changes in assets and liabilities:
                   Accounts and notes receivable ..........        18,038        (22,055)
                   Refundable income taxes ................          --             (898)
                   Inventories ............................        (1,732)       (30,362)
                   Prepaid expenses and other .............            55           (236)
                   Intangible and other assets ............        (1,865)        (1,169)
                   Accounts payable and accrued liabilities       (46,431)        12,666
                   Other long-term liabilities ............            37            249
                                                                 --------       --------
                              Total adjustments ...........       (11,648)       (31,269)
                                                                 --------       --------
     Net cash used in operating activities ................       (21,147)       (26,229)

Cash flows from investing activities:
     Additions to property and equipment ..................        (8,269)        (9,294)
     Proceeds from the sale of assets .....................           150           --
     Payments for acquisitions, net of cash acquired ......          --           (2,401)
     Software investments .................................        (3,477)          (792)
                                                                 --------       --------
     Net cash used in investing activities ................       (11,596)       (12,487)

Cash flows from financing activities:
     Notes payable, net ...................................        17,269         23,796
     Purchase of treasury stock ...........................        (1,051)          --
     Principal payments on capital leases .................          (502)          (424)
     Principal payments on long-term borrowing ............        (2,103)          (125)
     Debt issue costs paid ................................          (239)          --
     Proceeds from exercise of stock options
          (includes tax benefit) ..........................           652          3,315
                                                                 --------       --------
     Net cash provided by financing activities ............        14,026         26,562

     Effect of exchange rate changes on cash ..............            17           (226)
                                                                 --------       --------
     Net decrease in cash and cash equivalents ............       (18,700)       (12,380)
     Cash and cash equivalents at beginning of period .....        34,828         31,364
                                                                 --------       --------
     Cash and cash equivalents at end of period ...........      $ 16,128       $ 18,984
                                                                 ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands except share and per share amounts)


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

3.       Inventories

         Inventories consisted of the following:

                                              September 30, 1996          March 31,
                                                 (Unaudited)                1996
                                              ------------------      --------------
          Purchased components.............   $       44,388          $       50,022
          Work-in-process..................           33,001                  35,379
          Finished goods...................           29,481                  25,731
                                              --------------          --------------
                                              $      106,870          $      111,132
                                              ==============          ==============

4.       Accrued Liabilities

         Accrued liabilities consisted of the following:

                                                                      September 30,
                                                                          1996                   March 31,
                                                                       (Unaudited)                 1996
                                                                     --------------            -----------
          Deferred customer service revenues......................     $    16,482              $    15,063
          Accrued payroll and other employee compensation.........           7,916                   10,586
          Other accrued liabilities...............................           5,177                   26,532
                                                                       -----------              -----------
                                                                       $    29,575              $    52,181
                                                                       ===========              ===========

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands except share and per share amounts)


5.       Supplemental Cash Flow Information

                                                                      Six Months Ended
                                                         September 30,               September 30,
                                                              1996                       1995
                                                      ----------------------     ----------------------
                                                                          (Unaudited)
           Cash paid during the period for
                Interest............................      $     4,419              $     2,445
                Income taxes........................            6,127                    3,749

         Capital lease additions are non-cash transactions and, accordingly, $509 has been excluded from property and equipment additions in the fiscal 1996 Consolidated Statement of Cash Flows.

         Secured promissory notes aggregating $6,200 which were received in connection with the Company's divestiture of certain retail application software operations have been excluded from the fiscal 1997 Consolidated Statement of Cash Flows as a non-cash transaction. See
         Note 9 - Divestiture for further details of such transaction.

         The Company's re-issuance of $439 treasury stock to satisfy purchases made by employees through the Telxon Corporation 1995 Employee Stock Purchase Plan has been excluded from the fiscal 1997 Consolidated Statement of Cash Flows as a non-cash transaction. See Note 10 - Other Transactions and Events for further details of the re-issuance.

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

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands except share and per share amounts)

         1993, the District Court certified the class, consisting of Telxon stockholders, other than defendants and their affiliates, who purchased Telxon common stock between May 20, 1992 and December 14, 1992.

         Following the completion of discovery (other than of experts), each defendant filed a Motion for Summary Judgment on May 19, 1995, all of which were opposed by the plaintiffs. On September 14, 1995, the Court granted each defendant summary judgment on all counts, which the plaintiffs have appealed to the defendants to the United States Sixth Circuit Court of Appeals. The appeal was heard on October 24, 1996, and the parties are awaiting the decision from the Court of Appeals. The defendants intend to continue vigorously defending the Consolidated Class Action. Though there can be no assurance that the Company's summary judgment will be upheld on appeal on all counts or as to the ultimate outcome of any portion of the case with respect to which the summary judgment may be reversed, no provision has been made in the accompanying consolidated financial statements for any liability that may result to the Company in such an event.

         On September 21, 1993, a derivative Complaint was filed in the Court of Chancery of the State of Delaware, in and for Newcastle County, by an alleged stockholder of Telxon derivatively on behalf of Telxon. The named defendants are the Company; Robert F. Meyerson, Chairman of the Board and Chief Executive Officer; Dan R. Wipff, then President, Chief Operating Officer and Chief Financial Officer and director; Robert A. Goodman, Corporate Secretary and outside director; Norton W. Rose, outside director and Dr. Raj Reddy, outside director. The Complaint alleges breach of fiduciary duty to the Company and waste of the Company's assets in connection with certain transactions entered into by Telxon and compensation amounts paid by the Company. The Complaint seeks an accounting, injunction, rescission, attorneys' fees and costs. While the Company is nominally a defendant in this derivative action, no monetary relief is sought by the plaintiff from the Company; accordingly, no provisions for any loss nor any related insurance recovery therefor have been made in the accompanying consolidated financial statements. On November 12, 1993, Telxon and the individual director defendants filed a Motion to Dismiss. The plaintiff filed his brief in opposition to the Motion on May 2, 1994, and the defendants filed a final responsive brief. The Motion was argued before the Court on March 29, 1995, and on July 18, 1995, the Court issued its ruling. The Court dismissed all of the claims relating to the plaintiff's allegations of corporate waste. The claims relating to breach of fiduciary duty survived the Motion to Dismiss and are now the subject of discovery, which is continuing; no deadline for the completion of discovery has yet been set by the Court. The defendants believe that the remaining claims lack merit, and they intend to vigorously defend this action. While the ultimate outcome of this action cannot presently be determined, the Company does not anticipate that this matter will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands except share and per share amounts)

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

7.       Short-Term Financing

         The Company had no borrowings outstanding under its $100,000 credit agreement at September 30, 1996, and was in compliance with all restrictive covenants contained in the agreement at September 30, 1996.

         The Company had $17,335 outstanding under its $20,000 business purpose revolving promissory note at September 30, 1996. At September 30, 1996, the note was bearing interest at an annual rate of 6.87%.

         Effective August 16, 1996, the Company's $100,000 credit agreement was amended, among other things, to conditionally grant to the lenders a security interest in certain assets of the Company which will only become effective if the Company were to become in default under the credit agreement and then only if the requisite lenders were to direct that the security documents be filed. Thereafter, the Company entered into an amendment conditionally granting a similar security interest to the lender under the $20,000 business purpose revolving promissory note.

8.       Income Taxes

         The Company's consolidated effective income tax rate reflects income before taxes plus non-deductible goodwill amortization, which sum is multiplied by the United States statutory rate and increased by foreign rate differentials.

         The increases in the Company's second quarter and first half of fiscal 1997

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands except share and per share amounts)

         consolidated effective income tax rates from those experienced during the same periods in fiscal 1996 are primarily due to an increase in foreign income taxed at higher foreign tax rates and the decrease in U.S. taxable income without decreases in non-deductible reconciling items such as goodwill amortization.

9.       Divestiture

         Effective April 1, 1996, the Company sold certain retail application software operations, with net assets of approximately $5,000, to a third-party for cash and secured promissory notes including interest, totaling $6,400. Under the terms of the sale, the Company is also to receive, over the next five years, license fees amounting to 20% of the revenue generated by the subject software, with minimum required payments aggregating $6,600. Although no gain has been recorded as of September 30, 1996, as a result of this transaction, the Company will recognize gain from the sale as cash proceeds are received.

10.      Other Transactions and Events

         On July 16, 1996, the Company re-issued 41,754 shares of its treasury stock, with a weighted average price per share of $10.43, to satisfy purchases made by employees through the Telxon Corporation 1995 Employee Stock Purchase Plan at a price of $11.75 per share. The remaining 58,246 shares of treasury stock have been accounted for at cost plus brokerage fees under the caption of treasury stock in the fiscal 1997 Consolidated Balance Sheet.

         Effective August 23, 1996, the Company repurchased 432,558 shares of the voting common stock of its Metanetics Corporation subsidiary from a former employee. The shares were repurchased by the Company at a price of $1.04 per share and resulted in a $449 non-operating loss. Effective September 30, 1996, the Company re-sold the repurchased shares to a corporation owned by Mr. Meyerson and his wife at the same $1.04 price per share, resulting in an offsetting non-operating gain of $449.

11.      Reclassifications

         Certain items in the fiscal 1996 consolidated financial statements and notes thereto have been reclassified to conform to the fiscal 1997 presentation.

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

         OVERVIEW

         The Company's first half of fiscal 1997 results were in line with earlier expectations as the Company recorded revenue growth of approximately 5% over the same period in the prior year and a loss of $.58 per share. The Company anticipates a return to profitability in the second half of fiscal 1997, as the result of the initiatives it is taking to streamline operations. Those initiatives include narrowing the Company's product line, improving its manufacturing efficiencies, and workforce reductions to reduce employee headcount by 300, or approximately 15 percent. The Company will continue to review all aspects of its business and may take further actions to achieve more effective and efficient operations, some of which may result in certain nonrecurring charges in addition to those incurred in the first half of fiscal 1997.

         The Company's continuing strategic objectives are to increase revenues and market penetration while reducing costs as a percentage of total revenues, to drive new product development and use vertical systems groups to expand into targeted markets. The Company's goal is to deliver profitable growth and increased stockholder value over the coming years.

         The Company operates in a rapidly changing and dynamic market, and the Company's strategies and plans are designed to adapt to changing market conditions where and when possible. However, there can be no assurance that the Company's strategies and plans will take into account all market conditions and changes thereto or that they will be successfully implemented. Accordingly, the historical results presented in the Company's consolidated financial statements and discussed herein are not necessarily indicative of future results. See "Factors That May Affect Future Results" for a discussion of risk factors which may affect the Company's future results of operations.

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

         The Company's expectations regarding future cost reductions and profitability resulting from the streamlining of operations and the achievement of greater manufacturing efficiencies are dependent upon the successful identification and implementation of appropriate cost saving and operational efficiency initiatives. To the extent that these measures are not fully and successfully implemented or that their implementation is delayed, the Company's ability to realize such cost reductions and profitability may be materially adversely affected.

         Historically, the Company's shipments during any particular quarter generally represent orders received either during that quarter or shortly before the beginning of that quarter. The Company endeavors to maintain sufficient levels of purchased components to meet the delivery requirements of its customers. However, there can be no assurance that during any given quarter, the Company has or can procure the appropriate mix of purchased components to accommodate any given order. Therefore, the Company's financial performance in any quarter is dependent to a significant degree upon obtaining orders which can be manufactured and delivered to its customers in that quarter. Financial performance for any given quarter cannot be known or fully assessed until near the end of that quarter.

         The Company has also historically recognized a substantial portion of its product revenues in the last month of each quarter. A significant portion of the Company's expenses are relatively fixed, and timing of increases in such expenses is based in large part on the Company's forecast of future revenues. As a result, if revenues do not meet expectations, the Company may be unable to quickly adjust expenses to levels appropriate to actual revenues, which could have a materially adverse effect on the Company's results of operations.

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

         The Company's future success depends on its ability to develop and rapidly bring to market technologically advanced products. From time to time the Company invests in development stage and other entities who possess or who could potentially possess strategically important technologies. Due to the nature of these entities and their operations, there can be no assurance that these investments will be realizable or will result in marketable and/or successful products. There can be no assurance that the Company's research and development activities will lead to the commercially successful introduction of new or improved products or that the Company will not encounter delays or problems in connection therewith. The cost of perfecting new and improved technologies to satisfy customer quality and delivery expectations as they are brought to market cannot always be fully anticipated and may adversely affect Company operating profits during such introductions. In addition, the average selling prices for computer products generally decrease over the products' lives. To mitigate such decreases, the Company seeks to reduce manufacturing costs of existing products and to introduce new products, functions and other price/performance-enhancing features. To the extent that these product enhancements do not occur on a timely basis or do not result in a sufficient increase in sales prices to end users, the Company's operating results could be materially adversely affected.

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

         As a substantial portion of the Company's total revenues, ranging from approximately 25%-30% in recent years, is from customers located outside of the United States, the Company's results could be negatively affected by global and regional economic conditions, changes in foreign currency exchange rates, trade protection measures, regulatory acceptance of the Company's products in foreign countries, longer accounts receivable collection patterns and other considerations peculiar to the conduct of international business. Additionally, as certain of its products, components and sub-assemblies are purchased from outside the United States, the Company is subject to similar risks in those procurement activities.

         Certain of the Company's products intentionally transmit radio signals as part of their normal operation. These products are subject to regulatory approval, restrictions on the use of certain frequencies and the creation of interference, and other requirements by the Federal Communications Commission and corresponding authorities in each country in which they are marketed. Regulatory changes could significantly impact the Company's operations by restricting the Company's development efforts, making current products obsolete or increasing the opportunity for additional competition. The intentional emission of electromagnetic radiation has also been the subject of recent public concern regarding possible health and safety risks, and though the Company believes that the low power output and the distance typically maintained between a product and the user means that its products do not pose material safety concerns, there can be no assurance that such safety issues will not arise in the future and will not have a materially adverse effect on the Company's business.

         Among other things, the Company's future success depends in large part on the continued service of its key technical, marketing and management personnel and on its ability to continue to attract and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of products and processes. The competition for such personnel is intense, and the loss of key employees could have a materially adverse effect on the Company's business, financial condition and results of operations.

         In addition to the factors discussed above and elsewhere in this Form 10-Q which may adversely affect the Company's conduct of its business and the results thereof, the Company's financial condition is also subject to the possible adverse effects of certain pending litigation and other contingencies discussed above under Note 6 to the consolidated financial statements included in Part I - Item 1 above.

         RESULTS OF OPERATIONS

         Revenues
         --------

         Total consolidated revenues for the second quarter and first half of fiscal 1997 increased $1.3 million or 1% and $10.1 million or 5%, respectively, as compared to the same periods in fiscal 1996.

         Second quarter fiscal 1997 consolidated product revenues decreased $.8 million or 1% from results recorded during the same period in the prior year, while first half fiscal 1997 consolidated product revenues increased $5.3 million or 3% over fiscal 1996's first half results. Product revenues include the sale of pen-based and touch-screen workslates, rugged wireless mobile computers and other portable tele-transaction computer ("PTC") units, hardware accessories, custom application software and software licenses, and a variety of professional services, including system integration and project management. The decrease in second quarter product revenues was primarily due to a decrease in PTC unit volume that was only partially offset by an increase in the average selling price per PTC unit as the Company initiated certain efforts to increase its backlog. The increase in product revenues for the first half of fiscal 1997 was primarily due to increases in average selling price per PTC unit partially offset by decreases in PTC unit volume as the sales mix continued to trend towards more comprehensive products and systems. The Company's technical subsidiary Itronix Corporation, a designer, developer and manufacturer of rugged, wireless, portable microcomputers, recorded total product revenues of $20.3 million and $40.8 million during the second quarter and first half of fiscal 1997, respectively, and was a significant contributor to the increase in average selling price per PTC. Itronix had total product revenues of $6.0 million and $10.0 million in the second quarter and first half of fiscal 1996, respectively.

         Customer service revenues for the second quarter and first half of fiscal 1997 increased $2.1 million or 12% and $4.8 million or 15%, respectively, as compared to the same periods in fiscal 1996. These revenue increases were primarily due to volume increases and growth in the installed base of the Company's products.

         Revenues for the Company's international operations (including Canada) for the second quarter and first half of fiscal 1997 increased $3.0 million or 11% and $6.2 million or 11%, respectively, as compared to the same periods in fiscal 1996. Changes in currency exchange rates and intercompany hedging activities did not materially affect the results of the Company's international operations.

         The Company anticipates increased consolidated revenues for the third and fourth quarters of fiscal 1997 as compared to the first two quarters of fiscal 1997.

         Costs of Revenues
         -----------------

         Consolidated cost of product revenues as a percentage of product revenues increased to 70% for the second quarter and first half of fiscal 1997 as compared to 58% for the same periods in fiscal 1996. The decreases in product gross margins from those recorded during the second quarter and first half of fiscal 1996 were primarily due to the mix of large-volume/low margin business, higher costs on early stage rollouts of new products and manufacturing inefficiencies. Included in the large-volume/low margin business experienced in the first half of fiscal 1997 was one single, large customer contract that negatively impacted the second quarter's and first half's cost percentages by 2% and 1%, respectively. Additionally, the second quarter and first half of fiscal 1997 cost percentages were negatively impacted by 4% and 2%, respectively, as a result of increased inventory valuation provisions and by 2% and 1%, respectively, for increased customer allowances. Included in the fiscal 1996 results were adjustments to estimated amounts accrued for warranty costs and revenues related to the sale of non-exclusive software licenses and manufacturing rights to a third-party business partner. These adjustments combined to reduce the second quarter fiscal 1996 cost percentage by approximately 1%.

         The Company anticipates the consolidated cost of product revenues percentage to decrease from second quarter fiscal 1997 levels during the next two quarters as it continues to implement its cost reduction and efficiency initiatives.

         Consolidated cost of customer service revenues as a percentage of customer service revenues increased to 61% during the second quarter of fiscal 1997 from 56% during the same period in the previous fiscal year. Consolidated cost of customer service revenues as a percentage of customer service revenues also increased to 61% for the first half of fiscal 1997 as compared to 57% for the same period in the previous fiscal year. The increases in the cost of customer service revenues percentage during the second quarter and first half of fiscal 1997 were primarily due to increased direct material and labor costs required to repair the Company's more sophisticated and complex products.

         Inventory valuation accounts for the second quarter of fiscal 1997 were increased to cover the risk of obsolescence due to new product introductions and continuing technological change. As of September 30, 1996, inventory valuation accounts increased to $15.1 million or 12% of gross inventory as compared to $10.1 million or 8% of gross inventory as of March 31, 1996. The Company anticipates continuing to provide for obsolescence as revenue volumes from new product offerings replace revenue from older products.

         Operating Expenses
         ------------------

         Selling expenses for the second quarter and first half of fiscal 1997 increased $2.3 million or 12% and $3.8 million or 10%, respectively, as compared to the same periods in fiscal 1996. As a percentage of revenues, second quarter and first half of fiscal 1997 selling expenses increased 1% as compared to the same periods in fiscal 1996 and primarily reflect the Company's increased marketing activities. Additionally, the Company recorded severance charges of approximately $.5 million related to sales and marketing operations during the second quarter of fiscal 1997.

         Product development and engineering expenses for the second quarter and first half of fiscal 1997 decreased $1.9 million or 16% and $.4 million or 2%, respectively, as compared to the same periods in fiscal 1996. These decreases are primarily attributable to the deferral of certain research and development activities during the second quarter of fiscal 1997 as well as the Company's implementation of certain cost reduction initiatives. Partially offsetting these decreases were severance charges of approximately $.4 million related to product development and engineering operations recorded during the second quarter of fiscal 1997. The Company anticipates research and development activity, which includes new and continued product development of wireless data communications and spread spectrum technology, pen-based technology, rugged wireless mobile computers, augmented reality hardware and software, advanced image reading and two dimensional bar-code technology and other product improvements, to increase during the next two quarters from second quarter fiscal 1997 levels.

         The Company capitalized internal software development costs in accordance with the requirements of SFAS No. 86 aggregating $1.3 million and $2.6 million during the second quarter and first half of fiscal 1997, respectively.

         General and administrative expenses for the second quarter and first half of fiscal 1997 increased $1.4 million or 16% and $3.5 million or 19%, respectively, as compared to the same periods in fiscal 1996. As a percentage of revenues, general and administrative expenses increased approximately 1% as compared to the same periods in fiscal 1996 and reflects the increase in corporate resources necessary to support the Company's operations.

         Income Taxes
         ------------

         The Company's consolidated effective income tax rate for the second quarter and first half of fiscal 1997 was 50% as compared to 39% for the same periods in fiscal 1996. The consolidated effective income tax rate reflects income before taxes plus non-deductible goodwill amortization, which sum is multiplied by the United States statutory rate and increased by foreign rate differentials. The increases in the Company's consolidated effective income tax rate are primarily due to an increase in foreign taxable income taxed at higher foreign tax rates and the decrease in U.S. taxable income without decreases in non-deductible reconciling items such as goodwill amortization.

         Other Non-Operating Transactions
         --------------------------------

         Effective August 23, 1996, the Company repurchased 432,558 shares of the voting common stock of its Metanetics Corporation subsidiary from a former employee. The shares were repurchased by the Company at a price of $1.04 per share and resulted in a $449,000 non-operating loss. The Company's percentage interest in the voting common stock of Metanetics increased from 49% to 58% as a result of the repurchase. Effective September 30, 1996, the Company re-sold the repurchased shares to a corporation owned by Mr. Meyerson and his wife at the same $1.04 price per share, resulting in an offsetting non-operating gain of $449,000 and the reduction of the Company's remaining percentage interest in Metanetics voting common stock to 49%.

         Liquidity
         ---------

         At September 30, 1996, the Company had cash and cash equivalents of $16.1 million, as compared to $34.8 million at March 31, 1996. The Company's current ratio (current assets divided by current liabilities) was 3.1:1 at September 30, 1996, as compared to 2.6:1 at March 31, 1996. The Company's current ratio increased as working capital (current assets less current liabilities) decreased slightly for the changes in cash and cash equivalents of $18.7 million, accounts receivable of $21.6 million, inventories of $4.3 million, and notes payable of $17.3 million. These working capital decreases were partially offset by increases resulting from changes in accounts payable of $25.9 million and accrued liabilities of $22.6 million. Accounts receivable balances decreased from amounts recorded at March 31, 1996, primarily due to the collection of a large amount of outstanding receivables related to fiscal 1996 year-end revenues. Days sales outstanding increased from 84 days at March 31, 1996, to 95 days at September 30, 1996, primarily due to an increase in the number of complex and lengthy large customer installations. Inventory levels, in total, decreased at September 30, 1996, as compared to those recorded at March 31, 1996, as the Company's efforts to streamline its product line reduced the component procurement requirements for second quarter fiscal 1997 production levels. Notes payable increased as the Company increased bank borrowings to fulfill operational cash flow requirements. Accounts payable decreased primarily due to decreased manufacturing inventory levels and increased payments to vendors. Accrued liabilities decreased from amounts recorded at March 31, 1996, primarily due to the reduction in the Company's income tax obligations resulting from the consolidated net loss for the first half of fiscal 1997.

         The Company believes that available cash and cash equivalents, internally generated funds and credit availability will be sufficient to meet working capital requirements for the next twelve months.

         Cash Flows from Operating Activities
         ------------------------------------

         Net cash used in operating activities was $21.1 million for the six months ended September 30, 1996, as compared to net cash used in operating activities of $26.2 million for the same period in fiscal 1996. Cash flows for the first half of fiscal 1997, as compared to the same period in fiscal 1996, were positively impacted by the change in cash flow impacts of accounts and notes receivable of $40.1 million, inventories of $28.6 million, non-cash charges of $4.8 million, trading securities of $5.0 million and other positive cash flow items aggregating $1.6 million. These positive impacts were offset by negative cash flow impacts in accounts payable and accrued liabilities of $59.1 million, the $14.5 million reduction in net earnings and other items aggregating $1.4 million.

         Investing Activities
         --------------------

         Net cash used in investing activities during the six months ended September 30, 1996, decreased $.9 million from net cash used during the same period in fiscal 1996. The Company invested $8.3 million in capital equipment during the first half of fiscal 1997, a decrease of $1.0 million as compared to the same period of fiscal 1996. Software investments in the first half of fiscal 1997 increased $2.7 million over the same period in the prior year while payments related to acquisitions decreased $2.4 million from amounts recorded in the first half of fiscal 1996.

         Financing Activities
         --------------------

         Cash flows from financing activities decreased $12.5 million during the first half of fiscal 1997 as compared with the same period in fiscal 1996. The decrease was primarily due to the reduction in borrowings on notes payable of $6.5 million, decreased proceeds from the exercise of stock options of $2.7 million, a $2.0 million increase in principal payments on long-term borrowings as certain long-term obligations were fully repaid prior to maturity, and the purchase of $1.1 million of treasury stock.

         Effective August 16, 1996, the Company's $100.0 million credit agreement was amended, among other things, to conditionally grant to the lenders a security interest in certain assets of the Company which will only become effective if the Company were to become in default under the credit agreement and then only if the requisite lenders were to direct that the security documents be filed. Thereafter, the Company entered into an amendment conditionally granting a similar security interest to the lender under the Company's $20.0 million business purpose revolving promissory note.

         Non-Cash Transactions
         ---------------------

         Effective April 1, 1996, the Company sold certain retail application software operations, with net assets of approximately $5.0 million to a third-party for $6.4 million. Of the $6.4 million sale price, $.2 million was received in cash while the balance was received in the form of secured promissory notes receivable and has been excluded from the fiscal 1997 Consolidated Statement of Cash Flows as a non-cash investing transaction. Although no gain has been recorded as of September 30, 1996, as a result of this transaction, the Company will recognize gain from the sale as cash proceeds are received.

         Effective July 16, 1996, the Company re-issued 41,754 shares of treasury stock, with a weighted average price per share of $10.43, to satisfy purchases made by employees through the Telxon Corporation 1995 Employee Stock Purchase Plan for a price of $11.75 per share. The sale of these treasury shares, which were purchased by Plan participants through payroll deductions, has been excluded from the fiscal 1997 Consolidated Statement of Cash Flows as a non-cash financing transaction.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

See Note 6 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q for a discussion of the material pending legal proceedings to which the Company is a party, which footnote discussion is incorporated in this Part II by this reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         (a) The Company held its Annual Meeting of Stockholders on September 18, 1996 (the "Annual Meeting").

         (b) The sole matter voted upon by the Company's stockholders at the Annual Meeting was the election of the two directors of the class to hold office until the 1999 annual meeting of stockholders. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected.

         (c)      The following votes were cast for each director nominee:

                           For the election of Robert F. Meyerson --

                                    Votes for:                13,824,662
                                    Votes withheld:              779,327

                           For the election of Norton W. Rose --

                                    Votes for:                13,819,700
                                    Votes withheld:              784,289

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         (a)      Exhibits required by Item 601 of Regulation S-K:

                  3.1 Restated Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit No. 3.1 to Registrant's Form 10-K for the year ended March 31, 1993.

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

                  4.2 Text of form of Certificate for the Registrant's Common Stock, par value $.01 per share, and description of graphic and image material appearing thereon, incorporated herein by reference to Exhibit
                           4.2 to the Registrant's Form 10-Q for the quarter ended June 30, 1995.

                  4.3 Rights Agreement between Registrant and KeyBank National Association, as Rights Agent, dated as of August 25, 1987, as amended and restated as of July 31, 1996, incorporated herein by reference to Exhibit 4 to Registrant's Current Report on Form 8-K dated August 5, 1996.

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

                  10.1     Compensation and Benefits Plans of the Registrant.

                           10.1.1 Amended and Restated Retirement and Uniform Matching Profit-Sharing Plan of Registrant, effective July 1, 1993, incorporated herein by reference to Exhibit 10.1.1 to Registrant's Form 10-K for the year ended March 31, 1994.

                                    10.1.1.a Amendment, dated January 1, 1994,
                                             to the Plan included as Exhibit
                                             10.1.1 above, incorporated herein
                                             by reference to Exhibit 10.1.1.a to
                                             Registrant's Form 10-K for the year
                                             ended March 31, 1994.

                                    10.1.1.b Amendment, dated April 1, 1994, to
                                             the Plan included as Exhibit 10.1.1
                                             above, incorporated herein by
                                             reference to Exhibit 10.1.1.b to
                                             Registrant's Form 10-K for the year
                                             ended March 31, 1994.

                                    10.1.1.c Amendment, dated January 1, 1994,
                                             to the Plan included as Exhibit
                                             10.1.1 above, incorporated herein
                                             by reference to Exhibit 10.1.1.c to
                                             Registrant's Form 10-Q for the
                                             quarter ended December 31, 1994.

                           10.1.2 1990 Stock Option Plan for employees of the Registrant, as amended, incorporated herein by reference to Exhibit 10.1.3 to Registrant's Form 10-Q for the quarter ended September 30, 1995.

                           10.1.3 1990 Stock Option Plan for Non-Employee Directors of the Registrant, as amended, incorporated herein by reference to Exhibit
                                    10.1.4 to Registrant's Form 10-Q for the quarter ended September 30, 1995.

                           10.1.4 Non-Qualified Stock Option Agreement between the Registrant and Raj Reddy, dated as of October 17, 1988, incorporated herein by reference to Exhibit 10.1.6 to Registrant's Form 10-K for the year ended March 31, 1994.

                                    10.1.4.a Description of amendment extending
                                             the term of the Agreement
                                             included as Exhibit 10.1.4 above,
                                             incorporated herein by reference to
                                             Exhibit 10.1.6.a to Registrant's
                                             Form 10-Q for the quarter ended
                                             September 30, 1994.

                           10.1.5   1992 Restricted Stock Plan of the
                                    Registrant, incorporated herein by
                                    reference to Exhibit 10.1.17 to the
                                    Registrant's Form 10-Q for the quarter
                                    ended December 31, 1993.

                                    10.1.5.a Amendment, dated December 7, 1993,
                                             to the Plan included as Exhibit
                                             10.1.5 above, incorporated herein
                                             by reference to Exhibit 10.1.17.a
                                             to the Registrant's Form 10-Q for
                                             the quarter ended December 31,
                                             1993.

                                    10.1.5.b Amendment, dated July 18, 1994,
                                             to the Plan included as Exhibit
                                             10.1.5 above, incorporated
                                             herein by reference to Exhibit
                                             10.1.17.b to Registrant's Form
                                             10-Q for the quarter ended
                                             September 30, 1994.

                           10.1.6 1995 Employee Stock Purchase Plan of the Registrant, as amended, incorporated herein by reference to Exhibit 10.1.7 to Registrant's Form 10-Q for the quarter ended September 30, 1995.

                           10.1.7 Description of compensation arrangements between the Registrant and Robert F. Meyerson, Chairman of the Board of Registrant, incorporated herein by reference to 10.1.7 to Registrant's Form 10-Q for the quarter ended June 30, 1995.

                           10.1.8   Employment Agreement between Telxon
                                    Products, Inc., a wholly owned
                                    subsidiary of the Registrant, and Dan R.
                                    Wipff, dated September 29, 1994,
                                    incorporated herein by reference to Exhibit
                                    10.1.8 to Registrant's Form 10-Q for the quarter ended September 30, 1994.

                           10.1.9 Services and Non-Competition Agreement, dated as of January 18, 1993, among Accipiter Corporation, Robert F. Meyerson and the Registrant, incorporated herein by reference to Exhibit 10.28 to the Registrant's Form 10-Q for the quarter ended December 31, 1992.

                           10.1.10  Employment Agreement between the
                                    Registrant and John H. Cribb effective
                                    as of April 1, 1993, incorporated herein by reference to Exhibit 10.1.11 to Registrant's Form 10-K for the year ended March 31, 1994.

                           10.1.11  Employment Agreement between the
                                    Registrant and Frank Brick, effective as of October 15, 1993, incorporated herein by reference to Exhibit 10.1.16 on Registrant's Form 10-Q for the quarter ended September 30, 1994.

                  10.2     Material Leases of the Registrant.

                           10.2.1 Lease between Registrant and 3330 W. Market Properties, dated as of December 30, 1986, incorporated herein by reference to Exhibit
                                    10.2.1 to Registrant's Form 10-K for the year ended March 31, 1994.

                           10.2.2 Lease between Itronix Corporation, a wholly owned subsidiary of the Registrant, and Hutton Settlement, Inc., dated as of April 5, 1993, incorporated herein by reference to
                                    Exhibit 10.2.3 to the Registrant's Form 10-K for the year ended March 31, 1993.

                           10.2.3 Commercial Lease and Condominium Lease Agreement between Itronix Corporation, a wholly owned subsidiary of the Registrant, and Metropolitan Mortgage & Securities Company, Inc., dated May 26, 1994, incorporated herein by reference to Exhibit
                                    10.2.3 to Registrant's Form 10-K for the year ended March 31, 1995.

                           10.2.4 Standard Office Lease (Modified Net Lease) between Registrant and John D. Dellagnese III, dated as of July 19, 1995, including an Addendum thereto, incorporated herein by reference to Exhibit 10.2.4 to Registrant's Form 10-K for the year ended March 31, 1996.

                                    10.2.4.a Second Addendum, dated as of
                                             October 5, 1995, to the Lease
                                             included as Exhibit 10.2.4 above,
                                             incorporated herein by reference to
                                             Exhibit 10.2.4.a to Registrant's
                                             Form 10-K for the year ended March
                                             31, 1996.

                                    10.2.4.b Third Addendum, dated as of March
                                             1, 1996, to the Lease included as
                                             Exhibit 10.2.4 above, incorporated
                                             herein by reference to Exhibit
                                             10.2.4.b to Registrant's Form 10-K
                                             for the year ended March 31, 1996.

                  10.3     Credit Agreements of the Registrant.

                           10.3.1 Amended and Restated Revolving Credit, Term Loan and Security Agreement between the Registrant and the Bank of New York Commercial Corporation, dated as of March 31, 1995 (replaced by the revolving credit facility established by the Agreement included as Exhibit 10.3.2 below), incorporated herein by reference to

                                    Exhibit 10.3 to Registrant's Form 10-K for the year ended March 31, 1995.

                                    10.3.1.a Amendment No. 1, dated as of June
                                             16, 1995, to the Agreement
                                             included as Exhibit 10.3.1 above,
                                             incorporated herein by reference
                                             to Exhibit 10.3.1 to Registrant's
                                             Form 10-K for the year ended
                                             March 31, 1995.

                                    10.3.1.b Amendment No. 2, dated as of
                                             December 1, 1995, to the
                                             Agreement included as Exhibit
                                             10.3.1 above, incorporated herein
                                             by reference to Exhibit 10.3.1.b
                                             to Registrant's Form 10-Q for the
                                             quarter ended December 31, 1995.

                           10.3.2   Credit Agreement by and among the
                                    Registrant, the lenders party thereto from time to time and The Bank of New York, as letter of credit issuer, swing line lender and agent for the lenders, dated as of March 8, 1996 (replaced the revolving credit and term loan facility established by the Agreement included as Exhibit 10.3.1 above, as amended by Amendments No. 1 and 2 thereto included as Exhibits 10.3.1.a and 10.3.1.b above), incorporated herein by reference to Exhibit 10.3.2 to Registrant's Form 10-K for the year ended March 31, 1996.

                                    10.3.2.a Amendment No. 1, dated as of
                                             August 6, 1996, to the Agreement
                                             included as Exhibit 10.3.2 above,
                                             incorporated herein by reference
                                             to Exhibit 10.3.2.a to
                                             Registrant's Current Report on
                                             Form 8-K, dated August 16, 1996.

                                    10.3.2.b Security Agreement, dated as of
                                             August 6, 1996, by and among
                                             the Registrant and The Bank of New
                                             York, as Agent, incorporated
                                             herein by reference to Exhibit
                                             10.3.2.b to Registrant's Current
                                             Report on Form 8-K, dated August
                                             16, 1996.

                           10.3.3 Business Purpose Revolving Promissory Note made by the Registrant in favor of Bank One, Akron, N.A., dated September 8, 1995, and related Letter Agreement between them of even date, incorporated herein by reference to Exhibit 10.3.2 to Registrant's Form 10-Q for the quarter ended September 30, 1995.

                           10.3.4 Business Purpose Revolving Promissory Note made by the Registrant in favor of Bank One, Akron, N.A., dated November 24, 1995, and related Letter Agreement between them dated November 22, 1995, incorporated herein by reference to Exhibit 10.3.3 to Registrant's Form 10-Q for the quarter ended December 31, 1995.

                           10.3.5 Business Purpose Revolving Promissory Note made by the Registrant in favor of Bank
                                   One, Akron, N.A., dated January 31, 1996, and related Letter Agreement between them dated of even date, incorporated herein by reference to Exhibit 10.3.4 to Registrant's Form 10-Q for the quarter ended December 31, 1995.

                           10.3.6 Business Purpose Revolving Promissory Note made by the Registrant in favor of Bank
                                   One, Akron, N.A., dated February 29, 1996, and related Letter Agreement between them dated of even date, incorporated herein by reference to Exhibit 10.3.6 to Registrant's Form 10-K for the year ended March 31, 1996.

                           10.3.7 Business Purpose Revolving Promissory Note (Swing Line) made by the Registrant in favor of Bank One, Akron, N.A., dated March 20, 1996, incorporated herein by reference to Exhibit 10.3.7 to Registrant's Form 10-K for the year ended March 31, 1996.

                           10.3.8 Business Purpose Revolving Promissory Note (Swing Line) made by the Registrant in favor of Bank One, Akron, N.A., dated August 6, 1996 (in replacement of the Note included as Exhibit 10.3.7 above), incorporated herein by reference to Exhibit
                                   10.3.8 to Registrant's Current Report on
                                   Form 8-K, dated August 16, 1996.

                                    10.3.8.a Bank One Security Agreement,
                                             dated as of August 6, 1996, by
                                             and among the Registrant and Bank
                                             One, Akron, N.A., incorporated
                                             herein by reference to Exhibit
                                             10.3.8.a to Registrant's Current
                                             Report on Form 8-K,  dated August
                                             16, 1996.

                  10.4 Amended and Restated Agreement between the Registrant and Symbol Technologies, Inc., dated as of September 30, 1992, incorporated herein by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended March 31, 1993.

                  10.5 Plan and Agreement of Merger, dated as of January 18, 1993, among the Registrant, WSACO, Inc. and Teletransaction, Inc., incorporated herein by reference to Exhibit 10.29 to the Registrant's Form 10-Q for the quarter ended December 31, 1992.

                  10.6 Agreement of Purchase and Sale of Assets by and among Vision Newco, Inc., a wholly owned subsidiary of the Registrant, Virtual Vision, Inc., as debtor and debtor in possession, and the Official Unsecured Creditors' Committee, on behalf of the bankruptcy estate of Virtual Vision, dated as of July 13, 1995, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended June 30, 1995.

                  10.7 Subscription Agreement by and among New Meta Licensing Corporation, a subsidiary of the Registrant, and certain officers of the Registrant as Purchasers, dated as of September 19, 1995, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended September 30, 1995.

                  10.8 Stock Purchase Agreement by and between Metanetics Corporation, a subsidiary of the Registrant fka New Meta Licensing Corporation, and Accipiter II, Inc., dated as of September 30, 1996, filed herewith.

                  10.9 Shareholder Agreement by and among New Meta Licensing Corporation, a subsidiary of the Registrant, and its Shareholders, including the officers of the Registrant party to the Agreement included as
                           Exhibit 10.7 above, dated as of September 29, 1995, incorporated herein by reference to Exhibit 10.9 to Registrant's Form 10-Q for the quarter ended September 30, 1995.

                           10.9.1 First Amendment, dated as of September 29, 1995, to the Agreement included as
                                   Exhibit 10.9 above, incorporated herein by reference to Exhibit 10.9.1 to Registrant's Form 10-Q for the quarter ended December 31, 1995.

                           10.9.2  Second Amendment, dated as of January,
                                   1996, to the Agreement included as Exhibit
                                   10.9 above, incorporated herein by reference to Exhibit 10.9.2 to Registrant's Form 10-Q for the quarter ended December 31, 1995.

                           10.9.3 Amended and Restated Shareholder Agreement by and among Metanetics Corporation (fka New Meta Licensing Corporation) and its Shareholders, dated as of March 28, 1996, superseding the Agreement included as
                                   Exhibit 10.9 above, as amended by the First and Second Amendments thereto included as Exhibits 10.9.1 and 10.9.2 above, incorporated herein by reference to Exhibit
                                   10.9.3 to Registrant's Form 10-K filed for the year ended March 31, 1996.

                           10.9.4 First Amendment, dated as of March 30, 1996, to the Agreement included as Exhibit
                                   10.9.3 above, incorporated herein by
                                   reference to Exhibit 10.9.4 to Registrant's
                                   Form 10-K for the year ended March 31,
                                   1996.

                  11. Computation of Common Shares outstanding and earnings per share for the six months ended September 30, 1996 and 1995, filed herewith.

                  27. Financial Data Schedule as of September 30, 1996, filed herewith.

                  (b)      Reports on Form 8-K

                           During the fiscal quarter ended September 30, 1996 for which this Quarterly Report on Form 10-K is filed, the Registrant filed the following Current Reports on Form 8-K: (i) Current Report dated July
                           8, 1996, attaching the Registrant's press release of that date reporting the authorization by the Company's Board of Directors of the repurchase by the Company of up to three million of its outstanding Shares and the initial repurchases made under the repurchase program (neither the Form 8-K nor the press release included any financial statements); (ii) Current Report dated July 17,
                           1996, attaching the Registrant's press release of that date which announced its financial results for the first fiscal quarter ended June 30, 1996, as well as discussing the effects of its financial condition at that date under the subordination provisions of the Company's 5-3/4% Convertible Subordinated Notes (the press release as incorporated into the Form 8-K included consolidated balance sheets for the Registrant as of June 30, 1996 (unaudited), and March 31, 1996, and condensed consolidated statements of income for the three-month periods (unaudited) ended June 30, 1996 and 1995); (iii) Current Report dated August 5, 1996, reporting the amendment and restatement of the Company's stockholder rights plan (the Form 8-K did not include any financial statements); and (iv) Current Report dated August
                           16, 1996, reporting amendments to the Company's primary credit facility with The Bank of New York, as Agent for an eight-bank lending group, and its supplemental credit facility with Bank One, Akron, N.A. In addition, subsequent to the end of the September 30, 1996 fiscal quarter, the Registrant filed a Current Report on Form 8-K dated October 18, 1996, attaching the Registrant's press release of that date which announced its financial results for the second fiscal quarter and six months ended September 30, 1996, as well as discussing the effects of its financial condition at that date under the subordination provisions of the 5-3/4% Convertible Subordinated Notes (the press release as incorporated into the Form 8-K included consolidated balance sheets for the Registrant as of September
                           30, 1996 (unaudited), and March 31, 1996, and condensed consolidated statements of income for the three-month and six-month periods (unaudited) ended September 30, 1996 and 1995).

                       TELXON CORPORATION AND SUBSIDIARIES

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date:    November 14, 1996

                                              TELXON CORPORATION
                                              ------------------
                                              (Registrant)

                                              /s/    Kenneth W. Haver
                                              -------------------------
                                                     Kenneth W. Haver

                                              Senior Vice President and
                                              Chief Financial Officer

                               TELXON CORPORATION

                                   EXHIBITS TO

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                INDEX TO EXHIBITS
                                -----------------

Where
Filed

*         3.1              Restated Certificate of Incorporation of Registrant,
                           incorporated by reference to Exhibit No. 3.1 to Registrant's Form 10-K for the year ended March 31,
                           1993.

*         3.2              Amended and Restated By-Laws of Registrant, as
                           amended, incorporated by reference to Exhibit No.
                           2(b) to Registrant's Registration Statement on Form
                           8-A with respect to its Common Stock filed pursuant to Section 12(g) of the Securities Exchange Act, as amended by Amendment No. 1 thereto filed under cover of a Form 8 and Amendment No. 2 thereto filed on Form
                           8-A/A.

*         4.1              Portions of the Restated Certificate of
                           Incorporation of Registrant pertaining to the rights of holders of Registrant's Common Stock, par value $.01 per share incorporated by reference to
                           Exhibit 3.1 to Registrant's Form 10-K for the year ended March 31, 1993.

*         4.2              Text of form of Certificate for the Registrant's
                           Common Stock, par value $.01 per share, and description of graphic and image material appearing thereon, incorporated herein by reference to Exhibit
                           4.2 to Registrant's Form 10-Q for the quarter ended
                           June 30, 1995.

*         4.3              Rights Agreement between Registrant and KeyBank
                           National Association, as Rights Agent, dated as of August 25, 1987, as amended and restated as of July
                           31, 1996, incorporated herein by reference to Exhibit
                           4 to Registrant's Current Report on Form 8-K, dated
                           August 5, 1996.

*                          4.3.1    Form of Rights Certificate (included
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

Where
Filed
-----

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
                                    Matching Profit-Sharing Plan of Registrant, effective July 1, 1993, incorporated herein by reference to Exhibit 10.1.1 to Registrant's Form 10-K for the year ended
                                    March 31, 1994.

*                                   10.1.1.a Amendment, dated January 1, 1994,
                                             to the Plan included as Exhibit
                                             10.1.1 above, incorporated herein
                                             by reference to Exhibit 10.1.1.a
                                             to Registrant's Form 10-K
                                             for the year ended March 31, 1994.

*                                   10.1.1.b Amendment, dated April 1, 1994, to
                                             the Plan included as Exhibit
                                             10.1.1 above, incorporated herein
                                             by reference to Exhibit
                                             10.1.1.b to Registrant's Form
                                             10-K for the year ended March
                                             31, 1994.

*                                   10.1.1.c    Amendment, dated January 1,
                                                1994, to the Plan included as
                                                Exhibit 10.1.1 above,
                                                incorporated herein by
                                                reference to Exhibit 10.1.1.c
                                                to Registrant's Form 10-Q for
                                                the quarter ended December 31,
                                                1994.

*                          10.1.2   1990 Stock Option Plan for employees of the
                                    Registrant, as amended, incorporated herein by reference to Exhibit 10.1.3 to Registrant's Form 10-Q for the quarter ended
                                    September 30, 1995.

*                          10.1.3   1990 Stock Option Plan for Non-Employee
                                    Directors of the Registrant, as amended, incorporated herein by reference to Exhibit
                                    10.1.4 to Registrant's Form 10-Q for the quarter ended September 30, 1995.

*                          10.1.4   Non-Qualified Stock Option Agreement
                                    between the Registrant and Raj Reddy, dated as of October 17, 1988, incorporated herein by reference to Exhibit 10.1.6 to Registrant's Form 10-K for the year ended
                                    March 31, 1994.

*                                   10.1.4.a   Description of amendment
                                               extending the term of the
                                               Agreement included as Exhibit
                                               10.1.4 above, incorporated
                                               herein by reference to Exhibit
                                               10.1.6.a to Registrant's Form
                                               10-Q for the quarter ended
                                               September 30, 1994.

*                          10.1.5   1992 Restricted Stock Plan of the
                                    Registrant, incorporated herein by reference to Exhibit 10.1.17 to the Registrant's Form
                                    10-Q for the quarter ended December 31,
                                    1993.

*                                   10.1.5.a    Amendment, dated December 7,
                                                1993, to the Plan included as
                                                Exhibit 10.1.5 above,
                                                incorporated herein by
                                                reference to Exhibit 10.1.17.a
                                                to the Registrant's Form
                                                10-Q for the quarter ended
                                                December 31, 1993.

*                                   10.1.5.b    Amendment, dated July 18,
                                                1994, to the Plan included as
                                                Exhibit 10.1.5 above,
                                                incorporated herein by
                                                reference to Exhibit 10.1.17.b
                                                to Registrant's Form 10-Q for
                                                the quarter ended September 30,
                                                1994.

*                          10.1.6   1995 Employee Stock Purchase Plan of the
                                    Registrant, as amended, incorporated herein by reference to Exhibit 10.1.7 to Registrant's Form 10-Q for the quarter ended
                                    September 30, 1995.

Where
Filed
------

*                          10.1.7   Description of compensation arrangements
                                    between the Registrant and Robert F.
                                    Meyerson, Chairman of the Board of
                                    Registrant, incorporated herein by reference to Exhibit 10.1.7 to Registrant's Form 10-Q for the quarter ended September 30, 1995.

*                          10.1.8   Employment Agreement between Telxon
                                    Products, Inc., a wholly owned subsidiary of the Registrant, and Dan R. Wipff, dated
                                    September 29, 1994, incorporated herein by reference to Exhibit 10.1.8 to Registrant's
                                    Form 10-Q for the quarter ended September
                                    30, 1994.

*                          10.1.9   Services and Non-Competition Agreement,
                                    dated as of January 18, 1993, among
                                    Accipiter Corporation, Robert F. Meyerson and the Registrant, incorporated herein by reference to Exhibit 10.28 to the Registrant's Form 10-Q for the quarter ended
                                    December 31, 1992.

*                          10.1.10  Employment Agreement between the Registrant
                                    and John H. Cribb effective as of April 1,
                                    1993, incorporated herein by reference to
                                    Exhibit 10.1.11 to Registrant's Form 10-K for the year ended March 31, 1994.

*                          10.1.11  Employment Agreement between the Registrant
                                    and Frank Brick, effective as of October 15, 1993, incorporated herein by reference to
                                    Exhibit 10.1.16 on Registrant's Form 10-Q for the quarter ended September 30, 1994.

                  10.2     Material Leases of the Registrant.

*                          10.2.1   Lease between Registrant and 3330 W. Market
                                    Properties, dated as of December 30, 1986, incorporated herein by reference to Exhibit
                                    10.2.1 to Registrant's Form 10-K for the year ended March 31, 1994.

*                          10.2.2   Lease between Itronix Corporation, a wholly
                                    owned subsidiary of the Registrant, and
                                    Hutton Settlement, Inc., dated as of April
                                    5, 1993, incorporated herein by reference to
                                    Exhibit 10.2.3 to the Registrant's Form 10-K for the year ended March 31, 1993.

*                          10.2.3   Commercial Lease and Condominium Lease
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

Where
Filed
-----

*                          10.2.4   Standard Office Lease (Modified Net Lease)
                                    between Registrant and John D. Dellagnese
                                    III, dated as of July 19, 1995, including an Addendum thereto, incorporated herein by reference to Exhibit 10.2.4 to Registrant's
                                    Form 10-K for the year ended March 31, 1996.

*                                   10.2.4.a Second Addendum, dated as of
                                             October 5, 1995, to the Lease
                                             included as Exhibit 10.2.4 above,
                                             incorporated herein by reference to
                                             Exhibit 10.2.4.a to Registrant's
                                             Form 10-K for the year ended March
                                             31, 1996.

*                                  10.2.4.b  Third Addendum, dated as of
                                             March 1, 1996, to the Lease
                                             included as Exhibit 10.2.4 above,
                                             incorporated herein by reference to
                                             Exhibit 10.2.4.b to Registrant's
                                             Form 10-K for the year ended March
                                             31, 1996.

*                          10.3.1   Amended and Restated Revolving Credit, Term
                                    Loan and Security Agreement between the
                                    Registrant and the Bank of New York
                                    Commercial Corporation, dated as of March
                                    31, 1995 (replaced by the revolving credit facility established by the Agreement included as Exhibit 10.3.2 below), incorporated herein by reference to Exhibit
                                    10.3 to Registrant's Form 10-K for the year ended March 31, 1995.

*                                   10.3.1.a Amendment No. 1, dated as of
                                             June 16, 1995, to the Agreement
                                             included as Exhibit 10.3.1 above,
                                             incorporated herein by reference to
                                             Exhibit 10.3.1 to Registrant's Form
                                             10-K for the year ended March 31,
                                             1995.

*                                   10.3.1.b Amendment No. 2, dated as of
                                             December 1, 1995, to the Agreement
                                             included as Exhibit 10.3.1 above,
                                             incorporated herein by reference to
                                             Exhibit 10.3.1.b to Registrant's
                                             Form 10-Q for the quarter ended
                                             December 31, 1995.

*                          10.3.2   Credit Agreement by and among the
                                    Registrant, the lenders party thereto from time to time and The Bank of New York, as letter of credit issuer, swing line lender and agent for the lenders, dated as of March
                                    8, 1996 (replaced the revolving credit
                                    and term loan facility established by the Agreement included as Exhibit 10.3.1 above, as amended by Amendments No. 1 and 2 thereto included as Exhibits 10.3.1.a and 10.3.1.b above), incorporated herein by reference to Exhibit

Where
Filed
-----
                                    10.3.2 to Registrant's Form 10-K for the year ended March 31, 1996.

*                                   10.3.2.a Amendment No. 1, dated as of
                                             August 6, 1996, to the Agreement
                                             included as Exhibit 10.3.2 above,
                                             incorporated herein by reference to
                                             Exhibit 10.3.2.a to Registrant's
                                             Current Report on Form 8-K, dated
                                             August 16, 1996.

*                                   10.3.2.b Security Agreement, dated as of
                                             August 6, 1996, by and among the
                                             Registrant and The Bank of New
                                             York, as Agent, incorporated herein
                                             by reference to Exhibit 10.3.2.b to
                                             Registrant's Current Report on Form
                                             8-K, dated August 16, 1996.

*                          10.3.3   Business Purpose Revolving Promissory Note
                                    made by the Registrant in favor of Bank One, Akron, N.A., dated September 8, 1995, and related Letter Agreement between them of even date, incorporated herein by reference to Exhibit 10.3.2 to Registrant's Form 10-Q for the quarter ended September 30, 1995.

*                          10.3.4   Business Purpose Revolving Promissory Note
                                    made by the Registrant in favor of Bank One, Akron, N.A., dated November 24, 1995, and related Letter Agreement between them dated
                                    November 22, 1995, incorporated herein by reference to Exhibit 10.3.3 to Registrant's
                                    Form 10-Q for the quarter ended December 31, 1995.

*                          10.3.5   Business Purpose Revolving Promissory Note
                                    made by the Registrant in favor of Bank One, Akron, N.A., dated January 31, 1996, and related Letter Agreement between them dated of even date, incorporated herein by reference to Exhibit 10.3.4 to Registrant's
                                    Form 10-Q for the quarter ended December
                                    31, 1995.

*                          10.3.6   Business Purpose Revolving Promissory Note
                                    made by the Registrant in favor of Bank One, Akron, N.A., dated February 29, 1996, and related Letter Agreement between them dated of even date, incorporated herein by reference to Exhibit 10.3.6 to Registrant's
                                    Form 10-K for the year ended March 31, 1996.

*                          10.3.7   Business Purpose Revolving Promissory Note
                                    (Swing Line) made by the Registrant in favor of Bank One, Akron, N.A., dated March 20,
                                    1996, incorporated herein by reference to
                                    Exhibit 10.3.7 to Registrant's Form 10-K for the year ended March 31, 1996.

Where
Filed
-----
*                         10.3.8    Business Purpose Revolving Promissory Note
                                    (Swing Line) made by the Registrant in favor of Bank One, Akron, N.A., dated August 6,
                                    1996 (in replacement of the Note included as Exhibit 10.3.7 above), incorporated herein by reference to Exhibit 10.3.8 to Registrant's Current Report on Form 8-K, dated August 16, 1996.

*                                   10.3.8.a Bank One Security Agreement,
                                             dated as of August 6, 1996, by
                                             and among the Registrant and Bank
                                             One, Akron, N.A., incorporated
                                             herein by reference to Exhibit
                                             10.3.8.a to Registrant's Current
                                             Report on Form 8-K, dated August
                                             16, 1996.

*          10.4            Amended and Restated Agreement between the
                           Registrant and Symbol Technologies, Inc., dated as of September 30, 1992, incorporated herein by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended March 31, 1993.

*          10.5            Plan and Agreement of Merger, dated as of  January
                           18, 1993, among the Registrant, WSACO, Inc. and
                           Teletransaction, Inc., incorporated herein by reference to Exhibit 10.29 to the Registrant's Form
                           10-Q for the quarter ended December 31, 1992.

*          10.6            Agreement of Purchase and Sale of Assets by and
                           among Vision Newco, Inc., a wholly owned subsidiary of the Registrant, Virtual Vision, Inc., as debtor and debtor in possession, and the Official Unsecured
                           Creditors' Committee, on behalf of the bankruptcy estate of Virtual Vision, dated as of July 13, 1995, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended June 30,
                           1995.

*          10.7            Subscription Agreement by and among New Meta
                           Licensing Corporation, a subsidiary of the Registrant, and certain officers of the Registrant as Purchasers, dated as of September 19, 1995, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended
                           September 30, 1995.

**         10.8            Stock Purchase Agreement by and between Metanetics
                           Corporation, a subsidiary of the Registrant fka New
                           Meta Licensing Corporation, and Accipiter II, Inc., dated as of September 30, 1996, filed herewith.

*          10.9            Shareholder Agreement by and among New Meta
                           Licensing Corporation, a subsidiary of the Registrant, and its Shareholders, including the officers of the Registrant party to the Agreement included as Exhibit 10.7 above, dated as of September
                           29, 1995, incorporated herein by reference to Exhibit
                           10.9 to Registrant's Form 10-Q for the quarter ended
                           September 30, 1995.

Where
Filed
-----
*                          10.9.1  First Amendment, dated as of September 29,
                                   1995, to the Agreement included as
                                   Exhibit 10.9 above, incorporated herein by reference to Exhibit 10.9.1 to Registrant's Form 10-Q for the quarter ended December 31, 1995.

*                          10.9.2  Second Amendment, dated as of January,
                                   1996, to the Agreement included as Exhibit
                                   10.9 above,  incorporated herein by
                                   reference to Exhibit 10.9.2 to Registrant's
                                   Form 10-Q for the quarter ended December 31, 1995.

*                          10.9.3  Amended and Restated Shareholder Agreement
                                   by and  among Metanetics Corporation (fka
                                   New Meta Licensing   Corporation) and its
                                   Shareholders, dated as of March 28, 1996, superseding the Agreement included as
                                   Exhibit 10.9 above, as amended by the First and Second Amendments thereto included as Exhibits 10.9.1 and 10.9.2 above, incorporated herein by reference to Exhibit
                                   10.9.3 to Registrant's Form 10-K for the year ended March 31, 1996.

*                          10.9.4  First Amendment, dated as of March 30, 1996,
                                   to the Agreement included as Exhibit
                                   10.9.3 above, incorporated herein by
                                   reference to Exhibit 10.9.4 to Registrant's
                                   Form 10-K for the year ended March 31, 1996.

**                11.      Computation of Common Shares outstanding and
                           earnings per share for the six months ended
                           September 30, 1996 and 1995, filed herewith.

**                27.      Financial Data Schedule as of September 30, 1996,
                           filed herewith.

------------------

 *    Previously filed

**    Filed herewith