Form 10-Q
period 1996-12-31
TELXON CORP
filed 1997-02-14
CIK 352495

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 0-11402
                                                -------

                               TELXON CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                     74-1666060
-------------------------------          ---------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

3330 West Market Street, Akron, Ohio                               44333
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code (330) 664-1000
                                                  ------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X . No   .
   ---    ---

At December 31, 1996, there were 16,082,310 outstanding shares of the registrant's Common Stock, $.01 par value per share ("Common Stock").

                       TELXON CORPORATION AND SUBSIDIARIES
        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                  Page No.
                                                                                                                  --------
PART I.  FINANCIAL INFORMATION:
       Item 1:             Consolidated Financial Statements
                                Balance Sheet...........................................................................3
                                Statement of Operations.................................................................4
                                Statement of Cash Flows.................................................................5
                                Notes to Consolidated Financial Statements..............................................6-10

       Item 2:             Management's Discussion and Analysis of Financial
                                Condition and Results of Operations....................................................11-21

PART II.          OTHER INFORMATION:

       Item 1:             Legal Proceedings...........................................................................22

       Item 6:             Exhibits and Reports on Form 8-K............................................................22-29


                          PART I. FINANCIAL INFORMATION

                    ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                       TELXON CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                    (In thousands, except per share amounts)



                                                                   December 31,          March 31,
ASSETS                                                                1996                 1996
                                                                   -----------         ------------
Current assets:                                                    (Unaudited)

     Cash (including cash equivalents of $50,000 and
        $23,411) ...............................................  $  57,706              $  34,828
     Trading securities ........................................       --                      902
     Accounts receivable, net of allowance for doubtful
        accounts of $2,505 and $1,731...........................    103,552                133,592
     Notes and other accounts receivable .......................      9,288                  9,522
     Inventories ...............................................     85,945                111,132
     Prepaid expenses and other ................................      9,934                  9,939
                                                                  ---------              ---------
           Total current assets ................................    266,425                299,915
Property and equipment, net ....................................     46,414                 54,673
Intangible and other assets, net ...............................     38,960                 34,621
                                                                  ---------              ---------
         Total .................................................  $ 351,799              $ 389,209
                                                                  =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable ...............................................  $   2,065              $      66
   Current portion of long-term debt ...........................        384                  1,156
   Accounts payable ............................................     31,307                 59,620
   Capital lease obligations due within one year ...............        622                    897
   Accrued liabilities .........................................     51,278                 52,181
                                                                  ---------              ---------
         Total current liabilities .............................     85,656                113,920
Capital lease obligations ......................................      1,127                  1,982
Convertible subordinated debentures ............................    107,224                107,224
Long-term debt .................................................       --                    1,331
Other long-term liabilities ....................................      2,339                  3,562
                                                                  ---------              ---------
          Total liabilities ....................................    196,346                228,019
Stockholders' equity:

    Preferred Stock, $1.00 par value per share; 500 shares
       authorized, none issued..................................       --                     --

    Common Stock, $.01 par value per share; 50,000 shares
       authorized, 16,082 and 16,096 shares outstanding ........        161                    161
    Additional paid-in capital .................................     86,543                 85,750
    Retained earnings ..........................................     70,681                 78,096
    Equity adjustment for foreign currency translation .........     (1,062)                (2,064)
    Unearned compensation relating to restricted stock awards...       (258)                  (753)
    Treasury stock, 58 shares at cost ..........................       (612)                  --
                                                                  ---------              ---------
         Total stockholders' equity ............................    155,453                161,190
Commitments and contingencies ..................................       --                     --
                                                                  =========              =========
         Total .................................................  $ 351,799              $ 389,209
                                                                  =========              =========

The accompanying notes are an integral part of these consolidated financial statements.

                       TELXON CORPORATION AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF OPERATIONS

                    (In thousands, except per share amounts)

                                   (Unaudited)


                                                       Three Months               Nine Months
                                                     Ended December 31,        Ended December 31,

                                                      1996         1995         1996         1995
                                                   ----------   --------      --------     --------
Revenues:
   Product .....................................   $ 105,030    $ 113,247    $ 288,494    $ 291,382
   Customer service ............................      18,545       17,783       55,778       50,205
                                                   ---------    ---------    ---------    ---------
          Total revenues .......................     123,575      131,030      344,272      341,587

Cost of revenues:
   Product .....................................      76,646       68,461      204,915      171,935
   Customer service ............................      12,966       10,078       35,548       28,518
                                                   ---------    ---------    ---------    ---------
              Total cost of revenues ...........      89,612       78,539      240,463      200,453
                                                   ---------    ---------    ---------    ---------

   Gross profit ................................      33,963       52,491      103,809      141,134

Operating expenses:
   Selling expenses ............................      27,453       21,257       69,674       59,673
   Product development and engineering
       expenses ................................      13,839       12,704       35,043       34,318
   General and administrative expenses .........      16,206       10,750       37,914       28,991
                                                   ---------    ---------    ---------    ---------
              Total operating expenses .........      57,498       44,711      142,631      122,982
                                                   ---------    ---------    ---------    ---------

              (Loss) income from operations ....     (23,535)       7,780      (38,822)      18,152

Interest income ................................         161          157          511          451
Interest expense ...............................      (2,130)      (1,948)      (6,262)      (4,646)
Other non-operating income .....................      35,176          787       35,249        1,142
                                                   ---------    ---------    ---------    ---------

              Income (loss) before income taxes        9,672        6,776       (9,324)      15,099

Provision (benefit) for income taxes ...........       7,537        2,571       (1,961)       5,854
                                                   ---------    ---------    ---------    ---------

              Net income (loss) ................   $   2,135    $   4,205    $  (7,363)   $   9,245
                                                   =========    =========    =========    =========

Earnings per common and common equivalent share:

              Net income (loss) per share ......   $     .13    $     .26    $    (.45)   $     .57
                                                   =========    =========    =========    =========


Average number of common and common
      equivalent shares outstanding ............      16,150       16,302       16,207       16,301
                                                   =========    =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                       TELXON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                           Nine Months Ended
                                                             December 31,
                                                            1996        1995
                                                          ---------   ----------
Cash flows from operating activities:

   Net (loss) income ..................................   $ (7,363)   $  9,245
   Adjustments to reconcile net (loss) income to
       net cash used in operating activities:
         Depreciation and amortization ................     21,948      16,334
         Non-cash compensation related to
             restricted stock awards ..................        474         653
         Provision for doubtful accounts ..............        947       1,427
         Provision for inventory obsolescence .........     11,502       4,919
         Deferred income taxes ........................     (1,026)     (1,034)
         Gain on sale of assets .......................    (35,176)       --
         Loss on disposal of assets ...................        402         213
         Trading securities ...........................       --        (1,349)
         Non-cash  gain on trading securities .........       --          (787)
         Proceeds from sale of trading securities .....        961        --
         Gain on sale of trading securities ...........        (59)       --
         Gain on sale of subsidiary stock .............       --          (355)
         Changes in assets and liabilities:
            Accounts and notes receivable .............     15,645     (65,497)
            Refundable income taxes ...................       --        (1,614)
            Inventories ...............................     (1,101)    (23,784)
            Prepaid expenses ..........................       (472)      1,217
            Intangible and other assets ...............     (5,297)     (1,471)
            Accounts payable and accrued liabilities ..    (25,499)      4,420
            Other long-term liabilities ...............     (1,223)        768
                                                          --------    --------
                  Total adjustments ...................    (17,974)    (65,940)
                                                          --------    --------
     Net cash used in operating activities ............    (25,337)    (56,695)

Cash flows from investing activities:
   Additions to property and equipment ................    (10,926)    (16,231)
   Proceeds from the sale of assets ...................     65,655        --
   Payments for acquisitions, net of cash acquired ....       --        (2,401)
   Software investments ...............................     (5,120)       (808)
                                                          --------    --------
   Net cash provided by (used in) investing activities      49,609     (19,440)

Cash flows from financing activities:
   Notes payable, net .................................      1,999     (15,475)
   Purchase of treasury stock .........................     (1,051)       --
   Principal payments on capital leases ...............       (702)       (660)
   Principal payments on long-term borrowings .........     (2,103)       (190)
   Debt issue costs paid ..............................       (303)     (2,063)
   Proceeds from issuance of convertible
       subordinated notes .............................       --        82,500
   Proceeds from exercise of stock options
       (includes tax benefit) .........................        710       5,230
                                                          --------    --------
   Net cash (used in) provided by financing activities      (1,450)     69,342
   Effect of exchange rate changes on cash ............         56        (266)
                                                          --------    --------
   Net increase (decrease) in cash and cash equivalents     22,878      (7,059)
   Cash and cash equivalents at beginning of period ...     34,828      31,364
                                                          --------    --------
   Cash and cash equivalents at end of period .........   $ 57,706    $ 24,305
                                                          ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                       TELXON CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Dollars in thousands except share and per share amounts)


1.       Management Representation

         The consolidated financial statements of Telxon Corporation and its subsidiaries (the "Company") have been prepared without audit. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments and one-time adjustments recorded in the third quarter of fiscal 1997 and aggregating $27,500, necessary for a fair statement of results for the interim periods, have been made. The statements, which do not include all of the information and notes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the audited consolidated financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

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

3.    Inventories

      Inventories consisted of the following:

                                                                               December 31,
                                                                                  1996     March 31,
                                                                               (Unaudited)   1996
                                                                                --------    -------
    Purchased components ..............................................        $  30,417   $ 50,022
    Work-in-process ...................................................           30,102     35,379
    Finished goods ....................................................           25,426     25,731
                                                                                --------   --------
                                                                                $ 85,945   $111,132
                                                                                ========   ========

4.  Accrued Liabilities

    Accrued liabilities consisted of the following:

                                                                               December 31,
                                                                                  1996     March 31,
                                                                                Unaudited)   1996
                                                                                --------   --------
    Accrued payroll and other employee compensation ...................         $ 19,577   $ 14,394
    Deferred customer service revenues ................................           13,675     15,063
    Other accrued liabilities .........................................           18,026     22,724
                                                                                --------   --------
                                                                                $ 51,278   $ 52,181
                                                                                ========   ========

                       TELXON CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Dollars in thousands except share and per share amounts)


5.       Supplemental Cash Flow Information


                                                       Nine Months Ended
                                                    December 31,   December 31,
                                                        1996            1995
                                                    ------------   -------------
                                                           (Unaudited)

         Cash paid during the period for

            Interest.........................         $5,846           $4,557
            Income taxes.....................         $7,368            4,432

         Capital lease additions are non-cash transactions and, accordingly, $48 and $666 have been excluded from property and equipment additions in the fiscal 1997 and fiscal 1996 Consolidated Statement of Cash Flows.

         Secured promissory notes aggregating $6,200, which were received in connection with the Company's divestiture of certain retail application software operations in April 1996, have been excluded from the fiscal 1997 Consolidated Statement of Cash Flows as a non-cash transaction.

         The Company's re-issuance of $439 of treasury stock, which was used to satisfy purchases made by employees through the Telxon Corporation 1995 Employee Stock Purchase Plan in July 1996, has been excluded from the fiscal 1997 Consolidated Statement of Cash Flows as a non-cash transaction.

6.       Litigation and Contingencies

         In December 1992, four class action suits were filed in the United States District Court, Northern District of Ohio, by certain alleged stockholders of the Company on behalf of themselves and purported classes consisting of Telxon stockholders, other than defendants and their affiliates, who purchased the Company's common stock between May 20, 1992, and January 19, 1993. The named defendants are the Company, former President and Chief Executive Officer Raymond D. Meyo, and then current President, Chief Operating Officer and Chief Financial Officer Dan R. Wipff. On February 1, 1993, the plaintiffs filed their Amended and Consolidated Class Action Complaint related to the four actions, alleging claims for fraud on the market and negligent misrepresentation, arising from alleged misrepresentations and omissions with respect to the Company's financial performance and prospects, and alleged trading activities of the named individual defendants. The Amended Complaint seeks certification of the purported class, unspecified compensatory damages, the imposition of a constructive trust on certain of the defendants' assets and other unspecified extraordinary equitable and/or injunctive relief, interest, attorneys' fees and costs. The defendants, including the Company, filed a Motion to Dismiss which was denied by the court on June 3, 1993.

         On April 16, 1993, the Plaintiffs filed their Motion for Class Certification. The defendants, including the Company, filed their briefs in opposition to Class Certification on October 13, 1993. On December 17, 1993, the District Court certified the class, consisting of Telxon stockholders, other than defendants and their affiliates, who purchased Telxon common stock between May 20, 1992, and December 14, 1992.

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

         In the normal course of its operations, the Company is subject to performance under contracts and assertions that technologies it utilizes may infringe third party intellectual properties, and has various legal actions and certain contingencies pending, including a claim made by the owner of a manufacturing facility formerly leased by the Company that the Company caused and should remediate alleged soil contamination at the facility. The Company, with professional assistance, is investigating the existence,

                       TELXON CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Dollars in thousands except share and per share amounts)


         scope, nature and cause of the claimed contamination. Information necessary to support a reasonable estimate of the scope of loss, if any, is not presently available and, accordingly, no provision has been made in accompanying financial statements. The Company, while not conceding denial of coverage, has been advised by its insurers that coverage is not available concerning this matter. While the Company, based on its initial assessment of the situation, believes the matter's ultimate resolution will not have a material adverse effect on the Company's business or financial condition, if the Company were ultimately required to remediate such contamination, the associated costs could have a material adverse effect on results of operations for one or more quarters in which the associated charge(s) would be taken. In management's opinion, all other such outstanding matters have either been reflected in the consolidated financial statements, are covered by insurance or would not have a material adverse effect on the Company's business, consolidated financial position or results of operations or cash flows.

7.       Short-Term Financing

         The Company had no borrowings outstanding under its $100,000 credit agreement at December 31, 1996, and was in compliance with all restrictive covenants contained in the agreement at December 31, 1996.

         The Company had $2,065 outstanding under its $20,000 business purpose revolving promissory note at December 31, 1996. At December 31, 1996, the note was bearing interest at an annual rate of 6.75%.

8.       Income Taxes

         The Company's consolidated effective income tax rate reflects income before taxes plus non-deductible goodwill amortization and the tax effect of non-recurring charges related to the redesign of certain of the Company's international operations, which sum is multiplied by the United States statutory rate and increased by foreign rate differentials.

         The increase in the Company's third quarter fiscal 1997 consolidated effective income tax rate from the rate experienced during the same period in fiscal 1996 is primarily due to the increase in foreign income taxed at higher foreign tax rates, the tax effect of non-recurring charges related to the redesign of certain of the Company's international operations and the decrease in U.S. taxable income without decreases in non-deductible reconciling items such as goodwill amortization.

         The decrease in the Company's consolidated effective income tax rate and the corresponding reduction of tax benefits recognized for the first nine months of fiscal 1997 from the rate experienced during the same period in fiscal 1996 is primarily due to the decrease in U.S. taxable income and the tax effect of non-recurring charges related to the redesign of certain of the Company's international operations without decreases in non-deductible reconciling items such as goodwill amortization.

                       TELXON CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Dollars in thousands except share and per share amounts)


9.       Divestiture

         Effective December 31, 1996, the Company sold substantially all of the assets of its Itronix Corporation subsidiary, with a net book value of $30.7 million, as well as all of the subsidiary's associated business, for $65.5 million in cash, plus the assumption by the buyer of certain specified liabilities of the transferred business totaling $8.3 million. The transaction resulted in a $35.2 million gain, net of transaction costs of $7.9 million, and has been recorded as non-operating income in the fiscal 1997 Consolidated Statement of Operations. The cash purchase price is subject to possible adjustment based upon an audit of the Itronix balance sheet as of the December 31, 1996 closing date, and the buyer is entitled to customary indemnification from the Company with respect to retained liabilities and, through March 31, 1998, to the Company's representations, warranties and covenants in the sale agreement. Under the terms of the sale, the Company is precluded from competing with the buyer in the manufacture and sale of ruggedized notebook computers for a period of five years after the date of sale, other than the Company's resale of products obtained from the buyer under a mutual reseller agreement.

10.      Subsequent Transactions and Events

         Subsequent to December 31, 1996, the Company re-issued 33,806 shares of treasury stock to satisfy purchases made by employees through the Telxon Corporation 1995 Employee Stock Purchase Plan.

         Subsequent to December 31, 1996, the Company repurchased 155,000 shares of its common stock pursuant to its open market repurchase program announced in June, 1996. Under this program, a total of 255,000 shares have been repurchased.

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

         OVERVIEW

         The Company's results for the first nine months of fiscal 1997 were in line with earlier expectations as the Company recorded slightly higher revenue levels in comparison to the same period in the prior year and a loss (including certain non-recurring charges discussed below) of $.45 per share. For the third quarter ended December 31, 1996, the Company recorded net income (including a non-operating gain from the disposition of a subsidiary, net of non-recurring charges during the quarter) of $2.1 million, or $.13 per share. The Company anticipates continued profitability from operations in the fourth quarter of fiscal 1997 as it continues to benefit from the implementation of certain cost reduction and efficiency improvement initiatives. Those initiatives include streamlining the Company's product line, improving its manufacturing operations, workforce reductions and early retirements. The Company will continue to review all aspects of its business and may take further actions to achieve more effective and efficient operations which could result in non-recurring charges in addition to those recorded in the first nine months of fiscal 1997.

         The Company's continuing strategic objectives are to increase both revenues from continuing operations and market penetration in targeted markets while reducing costs as a percentage of total revenues, to drive new product development and use vertical systems groups to expand in targeted markets. The Company's goal is to deliver profitable growth from its core businesses and markets and increased stockholder value over the long term.

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

         FACTORS THAT MAY AFFECT FUTURE RESULTS

         The risks and other important factors which may affect the Company's business, operating results, and financial and other conditions include, without limitation, the following:

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

         The Company's expectations regarding future cost reductions and profitability resulting from the streamlining of the Company's product line and operations and the achievement of greater manufacturing efficiencies are dependent upon the successful identification and implementation of appropriate cost saving and operational efficiency initiatives. To the extent that these measures are not fully and successfully implemented or that their implementation is delayed, the Company's ability to realize such cost reductions and profitability may be materially adversely affected.

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

         The Company believes its future success is also dependent, in part, upon its ability to continue to enhance its product offerings through internal development and the acquisition of new businesses and technologies, but there can be no assurance that the Company will be able to identify, acquire or profitably operate new businesses or otherwise implement its growth strategy successfully. For the Company to manage its growth and integrate any newly acquired entities, it must continue to improve operations and financial and management information systems and effectively motivate and manage employees. If the Company is unable to successfully pursue and manage such growth, its business and results of operations could be adversely affected. As in the case of its recent disposition of its Itronix subsidiary, and in the event that, as part of its efforts to improve its operating efficiencies or otherwise, the Company elects to divest itself of a majority or greater interest in other of its technical subsidiaries, the Company's revenues may be adversely affected.

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

         The Company's products utilize hardware and software technologies licensed from third parties. There can be no assurance that the Company will be able to license needed technology in the future. An early termination of certain of these license agreements (including patent rights licensed from Symbol Technologies, Inc., one of its principal competitors, necessary for the Company's manufacture and sale of its integrated laser scanning terminals which account for a material portion of the Company's current sales) could have a materially adverse effect on the Company's ability to market certain of its products and, hence, on its business, results of operations and financial condition. The Company believes that its products, processes and trademarks do not infringe on the rights of third parties, but third parties have asserted, and there can be no assurance that they will not in the future assert, infringement or other related claims against the Company or its licensors. Any infringement claim or related litigation against the Company, or any challenge to the validity of the Company's own intellectual property rights, and the expense of defending the same could materially adversely effect the Company's ability to market its products and, hence, its business, results of operations and financial condition.

         Certain of the Company's products, sub-assemblies and components are procured from a single source supplier, and others are procured from only a limited number of suppliers. The Company has in the past encountered, and may in the future encounter, shortages of supplies and delays in deliveries of necessary components. Such shortages and delays could have a materially adverse effect on the Company's ability to ship products.

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

         RESULTS OF OPERATIONS

         Revenues
         --------

         Total consolidated revenues for the third quarter of fiscal 1997 decreased $7.5 million or 6% while consolidated revenues for the first nine months of fiscal 1997 increased $2.7 million or 1% over the same periods in fiscal 1996.

         Third quarter fiscal 1997 consolidated product revenues decreased $8.2 million or 7% from results recorded during the same period in the prior year, while consolidated product revenues for the first nine months of fiscal 1997 decreased $2.9 million or 1% over fiscal 1996's same period results. Product revenues include the sale of pen-based and touch-screen workslates, rugged wireless mobile computers and other portable tele-transaction computer ("PTC") units, hardware accessories, custom application software and software licenses, and a variety of professional services, including system integration and project management. The decrease in product revenues experienced in the third quarter and first nine months of fiscal 1997 was primarily due to a decrease in PTC unit volume that was partially offset by an increase in the average selling price per PTC unit as the sales mix continued to trend towards more comprehensive products and systems. The Company's former technical subsidiary Itronix Corporation, a designer, developer and manufacturer of rugged wireless portable microcomputers which was sold effective December 31, 1996, recorded total product revenues of $21.8 million and $62.6 million during the third quarter and first nine months of fiscal 1997, respectively, and was a significant contributor to the increase in average selling price per PTC. Itronix had total product revenues of $21.3 million and $30.6 million in the third quarter and first nine months of fiscal 1996, respectively.

         Customer service revenues for the third quarter and first nine months of fiscal 1997 increased $.7 million or 4% and $5.6 million or 11%, respectively, as compared to the same periods in fiscal 1996. These revenue increases were primarily due to volume increases and growth in the installed base of the Company's products.

         Revenues for the Company's international operations (including Canada) for the third quarter and first nine months of fiscal 1997 increased $2.9 million or 9% and $9.1 million or 10%, respectively, as compared to the same periods in fiscal 1996. Changes in currency exchange rates and intercompany hedging activities did not materially affect the results of the Company's international operations.

         The Company anticipates increased consolidated revenues from continuing operations in the fourth quarter of fiscal 1997 from third quarter fiscal 1997 levels. Revenue from continuing operations excludes revenue from the Company's former Itronix subsidiary, which amounted to $22.3 million and $63.8 million, respectively, in the third quarter and first nine months of fiscal 1997.

         Costs of Revenues
         -----------------

         Consolidated product gross margin for the third quarter of fiscal 1997 decreased to 27% as compared to 40% for the same period in fiscal 1996 while the consolidated product gross margin for the first nine months of fiscal 1997 decreased to 29% as compared to 41% for the same period in fiscal 1996.

         The decrease in the third quarter of fiscal 1997 consolidated product gross margins from those recorded during the same period in fiscal 1996 was primarily due to certain non-recurring charges recorded during the third quarter of fiscal 1997. These non-recurring items, which include provisions for the decreased carrying value of the Company's inventories affected by the streamlining of its product lines and charges related to the Company's workforce reduction and early retirement initiatives, accounted for approximately $9.4 million and $1.7 million or 12% and 2%, respectively, of the consolidated cost of product revenue for the third quarter of fiscal 1997 as compared with the same period in fiscal 1996. In addition to the non-recurring charges recorded in the third quarter of fiscal 1997, which accounted for approximately 5% of the consolidated cost of product revenues for the first nine months of fiscal 1997, consolidated product gross margins for the first nine months of fiscal 1997 were reduced from those recorded during the same period in fiscal 1996 by the mix of large-volume/low margin business, higher costs on early stage rollouts of new products, and additional inventory and customer allowances provisions recorded during the first half of fiscal 1997. Included in the fiscal 1996 results were revenues related to the sale of non-exclusive software licenses and manufacturing rights to a third-party business partner which increased the third quarter fiscal 1996 consolidated product gross margin by approximately 1%.

         The Company anticipates the consolidated product gross margin to increase from third quarter fiscal 1997 levels during the fourth quarter of fiscal 1997 as a result of the absence of the aforementioned third quarter non-recurring charges as well as the continued benefit of the Company's implementation of certain cost reduction and efficiency initiatives.

         Consolidated customer service gross margin decreased to 30% during the third quarter of fiscal 1997 from 43% during the same period in the previous fiscal year. Consolidated customer service gross margin decreased to 36% for the first nine months of fiscal 1997 as compared to 43% for the same period in the previous fiscal year. The decrease in the consolidated customer service gross margin during the third quarter of fiscal 1997 was primarily due to certain non-recurring charges recorded during the period as well as the increased direct material and labor costs required to repair the

         Company's more sophisticated and complex products. These non-recurring items, which include provisions for the decreased carrying value of the Company's inventories affected by the streamlining of its product lines and charges related to the consolidation of customer service operations, accounted for approximately $.7 million and $.3 million or 5% and 2%, respectively, of the consolidated cost of customer service revenues for the third quarter of fiscal 1997. The decrease in the consolidated customer service gross margin for the first nine months of fiscal 1997 was primarily due to increased direct material and labor costs required to repair the Company's more sophisticated products and also reflects the aforementioned third quarter non-recurring charges, with the latter accounting for approximately 3% of the consolidated cost of customer service revenues for the first nine months of fiscal 1997.

         The Company anticipates the consolidated customer service gross margin to increase from third quarter fiscal 1997 levels during the fourth quarter of fiscal 1997 as a result of the absence of the aforementioned third quarter non-recurring charges as well as the continued benefit of the Company's implementation of certain cost reduction and efficiency initiatives.

         Inventory valuation accounts for the third quarter of fiscal 1997 were increased to provide for the decreased carrying value of the Company's inventories affected by the streamlining of its product lines. As of December 31, 1996, inventory valuation accounts increased to $18.0 million or 17% of gross inventory as compared to $10.1 million or 8% of gross inventory as of March 31, 1996. The Company anticipates continuing to provide for inventory obsolescence resulting from technological change.

         Operating Expenses
         ------------------

         Selling expenses for the third quarter and first nine months of fiscal 1997 increased $6.2 million or 29% and $10.0 million or 17%, respectively, as compared to the same periods in fiscal 1996. As a percentage of revenues, selling expenses for the third quarter and first nine months of fiscal 1997 increased 6% and 3%, respectively, as compared to the same periods in fiscal 1996 and primarily reflect certain non-recurring charges recorded during the third quarter of fiscal 1997. These non-recurring items include charges related to the redesign of the Company's worldwide distribution and logistics operations as well as charges related to the Company's workforce reduction and early retirement initiatives. These two items accounted for approximately $3.6 million and $3.1 million or 13% and 11%, respectively, of the selling expenses recorded during the third quarter of fiscal 1997. In total, these non-recurring charges accounted for approximately 10% of the selling expenses recorded during the first nine months of fiscal 1997. The Company anticipates selling expenses to decrease during the fourth quarter of fiscal 1997 from third quarter fiscal 1997 levels as a result of the absence of the aforementioned third quarter non-recurring charges, the continued benefit of the Company's implementation of certain cost reduction initiatives, and the elimination of selling expenses related to its former Itronix subsidiary. Included in the Company's consolidated results for the third quarter and first nine months of fiscal 1997 were approximately $2.2 million and $6.2 million, respectively, of selling expenses incurred by Itronix.

         Product development and engineering expenses for the third quarter and first nine months of fiscal 1997 increased $1.1 million or 9% and $.7 million or

         2%, respectively, as compared to the same periods in fiscal 1996. The increase in third quarter product development and engineering expenses is primarily attributable to certain non-recurring charges recorded during the third quarter of fiscal 1997 that were partially offset by the implementation of certain cost reduction initiatives. These non-recurring items include charges related to the Company's workforce reduction and early retirement initiatives as well as charges related to the consolidation of certain product development and engineering functions, and account for approximately $1.7 million and $.4 million or 13% and 3%, respectively, of the product development and engineering expenses recorded during the third quarter of fiscal 1997. Included in the results of the first nine months of fiscal 1996 was a $1.0 million reimbursement from a customer for certain development expenses incurred by the Company specific to that customer. The Company anticipates research and development activity, which includes new and continued product development of wireless data communications and spread spectrum technology, pen-based technology, augmented reality hardware and software, advanced image reading and two dimensional bar-code technology and other product improvements, to decrease during the fourth quarter of fiscal 1997 from third quarter fiscal 1997 levels as a result of the absence of the aforementioned third quarter non-recurring charges, the continued benefit of the Company's implementation of certain cost reduction initiatives, and the elimination of product development and engineering expenses related to its former Itronix subsidiary. Included in the Company's consolidated results for the third quarter and first nine months of fiscal 1997 were approximately $2.0 million and $5.2 million, respectively, of product development and engineering expenses incurred by Itronix.

         The Company capitalized internal software development costs in accordance with the requirements of SFAS No. 86 aggregating $1.3 million and $4.0 million during the third quarter and first nine months of fiscal 1997, respectively. The Company anticipates the dollar amount of internal software development costs to be capitalized during the fourth quarter of fiscal 1997 to decrease from third quarter fiscal 1997 levels as a result of the reduction in force of certain software development operations within the Company.

         General and administrative expenses for the third quarter and first nine months of fiscal 1997 increased $5.5 million or 51% and $8.9 million or 31%, respectively, as compared to the same periods in fiscal 1996. As a percentage of revenues, general and administrative expenses for the third quarter and first nine months of fiscal 1997 increased approximately 5% and 3%, respectively, as compared to the same periods in fiscal 1996 and primarily reflect certain non-recurring charges recorded during the third quarter of fiscal 1997. These non-recurring items, which include charges related to the Company's workforce reduction and early retirement initiatives, corporate information systems, and certain consulting agreements, amounted to approximately $5.9 million and accounted for approximately 36% and 15%, respectively, of the general and administrative expenses recorded during the third quarter and first nine months of fiscal 1997. The Company anticipates general and administrative expenses to decrease during the fourth quarter of fiscal 1997 from third quarter fiscal 1997 levels as a result of the absence of the aforementioned third quarter non-recurring charges, the continued benefit of the Company's implementation of certain cost reduction initiatives, and the elimination of general and administrative expenses related to its former Itronix subsidiary. Included in the Company's consolidated results for the third quarter and first nine months of fiscal 1997 were approximately $.5 million and $1.8 million, respectively, of general and administrative expenses incurred by Itronix.

         Income Taxes
         ------------

         The Company's consolidated effective income tax rate for the third quarter of fiscal 1997 was 78% as compared to 38% for the same period in fiscal 1996, while the consolidated effective income tax rate for the first nine months of fiscal 1997 was 21% as compared to 39% for the same period in fiscal 1996. The consolidated effective income tax rate reflects income before taxes plus non-deductible goodwill amortization and the tax effect of non-recurring charges related to the redesign of certain of the Company's international operations, which sum is multiplied by the United States statutory rate and increased by foreign rate differentials.

         The increase in the Company's consolidated effective income tax rate for the third quarter of fiscal 1997 as compared to the consolidated effective income tax rate experienced during the same period in fiscal 1996 is due to the increase in foreign income taxed at higher foreign tax rates, the tax effect of non-recurring charges related to the redesign of certain of the Company's international operations and the decrease in U.S. taxable income without decreases in non-deductible reconciling items such as goodwill amortization.

         The decrease in the consolidated effective income tax rate and the corresponding reduction of tax benefits recognized for the first nine months of fiscal 1997 as compared to the consolidated effective income tax rate experienced during the same period in fiscal 1996 is due to the decrease in U.S. taxable income and the tax effect of non-recurring charges related to the redesign of certain of the Company's international operations without decreases in non-deductible reconciling items such as goodwill amortization.

         The Company anticipates its consolidated effective income tax rate to decrease in the fourth quarter of fiscal 1997 from the rate experienced during the third quarter of fiscal 1997 due to the absence of the tax effect of the non-recurring charges related to the redesign of certain of the Company's international operations recorded during the third quarter of fiscal 1997.

         Other Non-Operating Transactions
         --------------------------------

         Effective December 31, 1996, the Company sold substantially all of the assets of its Itronix Corporation subsidiary, with a net book value of $30.7 million, as well as all of the subsidiary's associated business, for $65.5 million in cash, plus the assumption by the buyer of certain specified liabilities of the transferred business totaling $8.3 million. The transaction resulted in a $35.2 million gain, net of transaction costs of $7.9 million, and has been recorded as non-operating income in the fiscal 1997 Consolidated Statement of Operations. The cash purchase price is subject to possible adjustment based upon an audit of the Itronix balance sheet as of the December 31, 1996 closing date, and the buyer is entitled to customary indemnification from the Company with respect to retained liabilities and, through March 31, 1998, to the Company's representations, warranties and covenants in the sale agreement. Under the terms of the sale, the Company is precluded from competing with the buyer in the manufacture and sale of ruggedized notebook computers for a period of five years after the date of sale, other than the Company's resale of products obtained from the buyer under a mutual reseller agreement.

         Liquidity
         ---------

         At December 31, 1996, the Company had cash and cash equivalents of $57.7 million, as compared to $34.8 million at March 31, 1996. The Company's current ratio (current assets divided by current liabilities) was 3.1:1 at December 31, 1996, as compared to 2.6:1 at March 31, 1996. The Company's current ratio increased as working capital (current assets less current liabilities) decreased slightly for the changes in accounts receivable of $30.0 million, inventories of $25.2 million, and notes payable of $2.0 million. These working capital decreases were partially offset by increases resulting from changes in accounts payable of $28.3 million and cash and cash equivalents of $22.9 million. Accounts receivable balances decreased from amounts recorded at March 31, 1996, primarily due to the sale of the trade receivables as part of the sale of the Company's former Itronix subsidiary. Consolidated days sales outstanding, adjusted for the sale of the Company's former Itronix subsidiary by excluding Itronix's results from both comparative periods, decreased from 95 days at March 31, 1996, to 83 days at December 31, 1996. Inventory levels, in total, decreased at December 31, 1996, as compared to those recorded at March 31, 1996, primarily due to the Company's reduced procurement requirements resulting from the implementation of product streamlining initiatives as well as the sale of the inventory of the Company's former Itronix subsidiary. Accounts payable decreased primarily due to decreased manufacturing inventory procurement and increased payments to vendors.

         The Company believes that available cash and cash equivalents, internally generated funds and credit availability will be sufficient to meet working capital requirements for the next twelve months.

         Cash Flows from Operating Activities
         ------------------------------------

         Net cash used in operating activities was $25.3 million for the nine months ended December 31, 1996, as compared to net cash used in operating activities of $56.7 million for the same period in fiscal 1996. Cash flows for the first nine months of fiscal 1997, as compared to the same period in fiscal 1996, were positively effected by the change in cash flow impacts of accounts and notes receivable of $81.1 million, inventories of $22.7 million, non-cash charges of $11.7 million, trading securities of $3.0 million and other positive cash flow items aggregating $2.0 million. These positive impacts were offset by negative cash flow impacts for the gain on the sale of the Itronix assets of $35.2 million, accounts payable and accrued liabilities of $29.9 million, $16.6 million reduction in net earnings, intangible and other assets of $3.8 million, prepaid expenses of $1.7 million, and other items aggregating $2.0 million.

         Investing Activities
         --------------------

         Net cash provided by investing activities during the nine months ended December 31, 1996, increased $69.0 million from net cash used during the same period in fiscal 1996, primarily due to the receipt of $65.7 million in cash proceeds from the sale of the Itronix assets during the first nine months of fiscal 1997. The Company invested $10.9 million in capital equipment during the first nine months of fiscal 1997, a decrease of $5.3 million as compared to the same period of fiscal 1996. Software investments in the first nine months of fiscal 1997 totaled $5.1 million, an increase of $4.3 million over the same period in the prior year, while payments related to acquisitions decreased $2.4 million from amounts recorded in the first nine months of fiscal 1996.

         Financing Activities
         --------------------

         Cash flows from financing activities decreased $70.8 million during the first nine months of fiscal 1997 as compared with the same period in fiscal 1996. The decrease in cash flows from financing activities for the first nine months of fiscal 1997 was primarily due to the absence of $82.5 million in proceeds from the issuance of convertible subordinated notes recorded during the same period in fiscal 1996 and the cash flow impact of the $4.5 million decrease in proceeds from the exercise of stock options, partially offset by the cash flow impact of the $17.5 million increase in borrowings on notes payable.

         Non-Cash Transactions
         ---------------------

         Effective April 1, 1996, the Company sold certain retail application software operations, with net assets of approximately $5.0 million, to a third-party for $6.4 million. Of the $6.4 million sale price, $.2 million was received in cash, while the balance was received in the form of secured promissory notes receivable and has been excluded from the fiscal 1997 Consolidated Statement of Cash Flows as a non-cash investing transaction. Although no gain has been recorded as of December 31, 1996 as a result of this transaction, the Company will recognize gain from the sale as cash proceeds are received.

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

         Subsequent Events
         -----------------

         Subsequent to December 31, 1996, the Company re-issued 33,806 shares of treasury stock to satisfy purchases made by employees through the Telxon Corporation 1995 Employee Stock Purchase Plan.

         Subsequent to December 31, 1996, the Company repurchased 155,000 shares of its common stock pursuant to its open market repurchase program announced in June 1996. Under this program, a total of 255,000 shares have been repurchased.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         (a)      Exhibits required by Item 601 of Regulation S-K:

                   2 Asset Purchase Agreement by and among Dynatech Corporation, IAQ Corporation, the Registrant and Itronix Corporation, a wholly owned subsidiary of the Registrant, dated as of December 28, 1996, incorporated herein by reference to Exhibit 2 to Registrant's Current Report on Form 8-K dated December 31, 1996.

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

                             10.1.10 Employment Agreement between the Registrant and Frank Brick, effective as of October 15, 1993, incorporated herein by reference to
                                            Exhibit 10.1.16 on Registrant's Form
                                            10-Q for the quarter ended September
                                            30, 1994.

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

                             10.2.2 Standard Office Lease (Modified Net Lease) between Registrant and John
                                            D. Dellagnese III, dated as of July
                                            19, 1995, including an Addendum
                                            thereto, incorporated herein by
                                            reference to Exhibit 10.2.4 to
                                            Registrant's Form 10-K for the year
                                            ended March 31, 1996.

                                            10.2.2.a          Second Addendum,
                                                              dated as of
                                                              October 5, 1995,
                                                              to the Lease
                                                              included as
                                                              Exhibit 10.2.2
                                                              above,
                                                              incorporated
                                                              herein by
                                                              reference to
                                                              Exhibit 10.2.4.a
                                                              to Registrant's
                                                              Form 10-K for the
                                                              year ended March
                                                              31, 1996.

                                            10.2.2.b          Third Addendum,
                                                              dated as of March
                                                              1, 1996, to the
                                                              Lease included as
                                                              Exhibit 10.2.2
                                                              above,
                                                              incorporated
                                                              herein by
                                                              reference to
                                                              Exhibit 10.2.4.b
                                                              to Registrant's
                                                              Form 10-K for the
                                                              year ended March
                                                              31, 1996.

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

                                            10.3.2.c    Amendment No. 2, dated
                                                        as of December 16, 1996,
                                                        to the Agreement
                                                        included as Exhibit
                                                        10.3.2 above,
                                                        incorporated herein by
                                                        reference to Exhibit
                                                        10.3.2.c to Registrant's
                                                        Current Report on Form
                                                        8-K dated December 16,
                                                        1996.

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

                10.8 Stock Purchase Agreement by and between Metanetics Corporation, a subsidiary of the Registrant fka New Meta Licensing Corporation, and Accipiter II, Inc., dated as of September 30, 1996, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended September 30, 1996.

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

                11. Computation of Common Shares outstanding and earnings per share for the nine months ended December 31, 1996 and 1995, filed herewith.

                27. Financial Data Schedule as of December 31, 1996, filed herewith.

(b)      Reports on Form 8-K

         During the fiscal quarter ended December 31, 1996 for which this Quarterly Report on Form 10-K is filed, the Registrant filed a Current Report on Form 8-K dated October 18, 1996, attaching the Registrant's press release of that date which announced its financial results for the second quarter and six months ended September 30, 1996 as well as discussing the effects of its financial condition at that date under the subordination provisions of the 5-3/4% Convertible Subordinated Notes (the press release as incorporated into the Form 8-K included consolidated balance sheets for the Registrant as of September 30, 1996 (unaudited), and March 31, 1996, and condensed consolidated statements of income for the three-month and six-month periods (unaudited) ended September 30, 1996 and 1995). In addition, subsequent to the end of the December 31, 1996 fiscal quarter, the Registrant filed the following Current Reports on Form 8-K: (i) Current Report dated December 16, 1996, reporting an amendment to the Company's primary credit facility with The Bank of New York, as Agent for an eight-bank lending group; and (ii) Current Report dated December 31, 1996, reporting the sale by the Company of substantially all of the assets and all of the associated business of its wholly owned Itronix Corporation subsidiary to IAQ Corporation, a wholly owned subsidiary of Dynatech Corporation (the "Buyer"), for approximately $65.5 million (included as Appendix A in the Form 8-K were (1) a pro forma condensed balance sheet as of September 30, 1996, giving effect to (A) the sale of substantially all of the Itronix assets to, and the assumption of certain specified Itronix liabilities by, the Buyer, and (B) related pro forma adjustments, all as though the transaction occurred at September 30, 1996; and (2) unaudited pro forma condensed statements of operations for the fiscal year ended March 31, 1996, and for the six months ended September 30, 1996, giving effect to (A) the elimination of the results of operations of the Registrant's Itronix subsidiary, as described in Note (A), and (B) related pro forma adjustments, all as though the transaction occurred on April 1, 1995).

                       TELXON CORPORATION AND SUBSIDIARIES

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date:    February 13, 1997

                                            TELXON CORPORATION
                                            ---------------------------------
                                            (Registrant)

                                            /s/ Kenneth W. Haver
                                            ----------------------------------
                                                Kenneth W. Haver

                                            Senior Vice President and
                                            Chief Financial Officer

                               TELXON CORPORATION

                                   EXHIBITS TO

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1996

                                INDEX TO EXHIBITS
                                -----------------

  Where
  Filed
  -----

    *            2           Asset Purchase Agreement by and among Dynatech
                             Corporation, IAQ Corporation, the Registrant and
                             Itronix Corporation, a wholly owned subsidiary of the Registrant, dated as of December 28, 1996, incorporated herein by reference to Exhibit 2 to Registrant's Current Report on Form 8-K dated
                             December 31, 1996.

    *            3.1         Restated Certificate of Incorporation of
                             Registrant, incorporated by reference to Exhibit
                             No. 3.1 to Registrant's Form 10-K for the year ended March 31, 1993.

    *            3.2         Amended and Restated By-Laws of Registrant, as
                             amended, incorporated by reference to Exhibit No.
                             2(b) to Registrant's Registration Statement on
                             Form 8-A with respect to its Common Stock filed pursuant to Section 12(g) of the Securities
                             Exchange Act, as amended by Amendment No. 1 thereto filed under cover of a Form 8 and Amendment No. 2 thereto filed on Form 8-A/A.

    *            4.1         Portions of the Restated Certificate of
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

  Where
  Filed
  ------
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

  Where
  Filed
  -----

    *                                     10.1.1.c  Amendment, dated January 1,
                                                    1994,  to the Plan included
                                                    as Exhibit 10.1.1  above,
                                                    incorporated herein by
                                                    reference to Exhibit
                                                    10.1.1.c to Registrant's
                                                    Form 10-Q for thequarter
                                                    ended December 31, 1994.

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

  Where
  Filed
  -----
                                       to Exhibit 10.1.7 to Registrant's Form
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

   *                       10.1.10     Employment Agreement between the
                                       Registrant and Frank Brick, effective as of October 15, 1993, incorporated herein by reference to Exhibit 10.1.16 on Registrant's Form 10-Q for the quarter ended September 30, 1994.

                10.2       Material Leases of the Registrant.

   *                       10.2.1      Lease between Registrant and 3330 W.
                                       Market Properties, dated as of December
                                       30, 1986, incorporated herein by
                                       reference to Exhibit 10.2.1 to
                                       Registrant's Form 10-K for the year ended
                                       March 31, 1994.

   *                       10.2.2      Standard Office Lease (Modified Net
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

   *                                      10.2.2.a   Second Addendum, dated as
                                                     of October 5, 1995, to the
                                                     Lease included as Exhibit
                                                     10.2.2 above, incorporated
                                                     herein by reference to
                                                     Exhibit 10.2.4.a to
                                                     Registrant's Form 10-K for
                                                     the year ended March 31,
                                                     1996.

   *                                      10.2.2.b   Third Addendum, dated as of
                                                     March 1, 1996, to the Lease
                                                     included as Exhibit 10.2.2
                                                     above, incorporated herein
                                                     by reference to Exhibit
                                                     10.2.4.b to Registrant's
                                                     Form 10-K for the year
                                                     ended March 31, 1996.

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

  Where
  Filed
  -----
                                       Exhibit 10.3 to Registrant's Form
                                       10-K for the year ended March 31, 1995.

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

    *                                     10.3.2.c   Amendment No. 2, dated as
                                                     of December 16, 1996, to
                                                     the Agreement included as
                                                     Exhibit 10.3.2 above,
                                                     incorporated herein by
                                                     reference to Exhibit
                                                     10.3.2.c to Registrant's
                                                     Current Report on Form
                                                     8-K dated December 16,
                                                     1996.

  Where
  Filed
  -----

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

  Where
  Filed
  -----

    *           10.5        Plan and Agreement of Merger, dated as of January
                            18, 1993, among the Registrant, WSACO, Inc. and
                            Teletransaction, Inc., incorporated herein by reference to Exhibit 10.29 to the Registrant's Form
                            10-Q for the quarter ended December 31, 1992.

    *           10.6        Agreement of Purchase and Sale of Assets by and
                            among Vision Newco, Inc., a wholly owned subsidiary of the Registrant, Virtual Vision, Inc., as debtor and debtor in possession, and the Official Unsecured
                            Creditors' Committee, on behalf of the bankruptcy estate of Virtual Vision, dated as of July 13, 1995, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended June
                            30, 1995.

    *           10.7        Subscription Agreement by and among New Meta
                            Licensing Corporation, a subsidiary of the Registrant, and certain officers of the Registrant as Purchasers, dated as of September 19, 1995, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended
                            September 30, 1995.

    *           10.8        Stock Purchase Agreement by and between Metanetics
                            Corporation, a subsidiary of the Registrant fka New
                            Meta Licensing Corporation, and Accipiter II, Inc., dated as of September 30, 1996, incorporated herein by reference to Exhibit 10.8 to Registrant's Form
                            10-Q for the quarter ended September 30, 1996.

    *           10.9        Shareholder Agreement by and among New Meta
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

 Where
 Filed
 -----

   *                       10.9.4     First Amendment, dated as of March 30,
                                      1996, to the Agreement included as Exhibit
                                      10.9.3 above, incorporated herein by
                                      reference to Exhibit 10.9.4 to
                                      Registrant's Form 10-K for the year ended
                                      March 31, 1996.

   **   11.  Computation of Common Shares outstanding and earnings per share for the nine months ended December 31, 1996 and 1995, filed herewith.

   **   27.  Financial Data Schedule as of December 31, 1996, filed herewith.

----------
    *             Previously filed

   **             Filed herewith