Form 10-K405
period 1997-03-31
TELXON CORP
filed 1997-06-30
CIK 352495

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

       [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1997

                                       OR

       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             for the transition period from __________to __________

                         Commission file number    0-11402
                                                -------------

                               TELXON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       DELAWARE                                    74-1666060
-------------------------------         -----------------------------------
(State or other jurisdiction of        (I.R.S. employer identification no.)
incorporation or organization)

3330 West Market Street, Akron, Ohio                             44333
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code           (330) 664-1000
                                                          -----------------

Securities registered pursuant                             Name of each exchange
 to Section 12(b) of the Act:                              on which registered:
     ---------------                                        --------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].

The aggregate market value of registrant's Common Stock held by non-affiliates as of May 30, 1997, based on the last reported sales price of the Common Stock as reported on the Nasdaq National Market for such date, was $281,710,515.

At May 31, 1997, there were 15,429,636 outstanding shares of the registrant's Common Stock.

                       Documents Incorporated by Reference
                       -----------------------------------

The registrant's definitive proxy statement for its 1997 Annual Meeting of Stockholders to be held on September 10, 1997, which the registrant intends to file with the Securities and Exchange Commission within 120 days of the close of its fiscal year ended March 31, 1997, is incorporated by reference in Part III of this Annual Report on Form 10-K from the date of filing such document.

                                     PART I

ITEM 1. BUSINESS
----------------

GENERAL

Description of Company's Business
---------------------------------

Telxon Corporation (including its subsidiaries, "Telxon" or the "Company") designs, manufactures, integrates, markets and supports transaction-based wireless workforce automation systems. The Company's mobile computing devices and wireless local area network ("LAN") products are integrated with its customers' host enterprise computer systems and third-party wide area networks ("WANs"), enabling mobile workers to process data on a real-time basis at the point of transaction. Telxon customers' needs to reduce cycle times, improve asset management and create new services drive their requirements for real-time information throughout their organizations. Telxon's products are sold worldwide for use in key supply chain vertical markets, including retail, manufacturing, warehouse/distribution, transportation/logistics and route sales. The Company also serves several segments of the emerging mobile services markets, such as insurance/financial services.

Historical Overview
-------------------

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

For more than two decades, the Company has developed and marketed portable handheld terminals to retailers and wholesalers in the grocery, drug, hardware, mass merchandising, full-line department store and specialty retail chain segments. An increasing number of markets outside retail are also adopting mobile transaction-based systems, including manufacturing, warehouse/distribution, transportation/logistics, route sales and insurance/financial services.

Telxon pioneered the commercialization of spread spectrum radio frequency ("RF") technology in LANs for vertical market applications. Telxon is the leading supplier of RF-enabled devices, having shipped over 500,000 units to date.

The Company's core mobile computing and wireless data communication products integrate a wide array of electronic and RF components and advanced data collection technologies. Through a combination of propriety application-specific integrated circuit ("ASIC") technology, data radio technology and market-responsive packaging, the Company seeks to deliver cost-effective products that meet the technical and ergonomic needs of the Company's targeted markets. The Company's wireless data networks are designed to take advantage of Telxon's patented microcellular network architecture to allow mobile devices to roam seamlessly through large buildings and groups of buildings with uninterrupted data flow.

The Company competes in a highly competitive marketplace characterized by rapidly evolving technology. Certain of the important factors, risks and uncertainties affecting its business and results of operations are referenced in the discussion of the Company's business that follows. For a more detailed discussion of those and other such factors, risks and uncertainties, see "FACTORS THAT MAY AFFECT FUTURE RESULTS" under "Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION" below in this Form 10-K, which discussion should be read in conjunction with the discussion under this Item 1.

Implementation of New Business Model
------------------------------------

During the course of fiscal 1997, management implemented its new, three-phase business model. The first phase consisted of reducing product costs and improving gross margins. The Company implemented a number of programs aimed at reducing the cost of its products through new design procedures, improved sourcing and model consolidations.

The second phase centered on improving operating efficiencies and lowering the overall cost of serving the Company's global markets. Key management changes were made in sales, product marketing, product development, customer service and operations to drive greater efficiencies throughout the Company's business processes.

The final phase is focused on redesigning Telxon's infrastructure and logistics systems to address changing market conditions more efficiently. As part of a program of continuous improvement, all operations of the Company will be subject to ongoing review. In addition, the Company will continue to consider strategies through which the passive value of investments in its technical subsidiaries can be better reflected in the Company's value.

Subsequent to March 31, 1997, the Company initiated plans to consolidate and relocate certain of its engineering, product development and customer support operations to Houston, Texas, in close proximity to its existing manufacturing and National Service Center operations. This new centralized structure will allow Telxon to realize the benefits of concurrent engineering and improve its ability to integrate world-class technology and customer support capabilities. The Company expects the consolidation to result in further reductions in its overall operating costs, a significant reduction in its product development time to market and an enhanced ability to support its customers on a world-wide basis.

Global Sales and Marketing
--------------------------

The Company's sales in the United States and Canada are made directly through its own sales force as well as through selected distributors, VARs, system integrators, OEMs and strategic partners.

The Company's international sales are made through subsidiaries located in Australia, Belgium, France, Germany, Italy, Japan, Spain and the United Kingdom, and through distributors in Africa, Asia, Europe, Mexico, the Middle East and South America. Distributor support offices are located in Belgium, Brazil and Singapore. (For further information regarding geographical segments and revenues from the Company's International Division, see Note 13 to the consolidated financial statements and Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.")

No customer accounted for 10% or more of the Company's total revenues in fiscal 1997.

World Class Systems Integration with Vertical Market Focus
----------------------------------------------------------

Telxon delivers transaction-based wireless workforce automation systems to its customers on a world-wide basis. The Company utilizes its global technical resources to integrate its full line of mobile computing products with a wide array of operating systems and application software, advanced data collection technologies and wireless networking systems. The end result is a fully integrated solution that seamlessly connects the customers' mobile workers with its host enterprise system, providing them with real-time access to the information they need. The Company has developed a full menu of system integration services, including engineering site surveys and project management.

The Company's global technical resources are available in each of its targeted vertical markets. Telxon employs marketing specialists with industry-specific knowledge to partner with its direct sales representatives and systems engineers, VARs and system integrators to provide industry specific solutions for its customers.

Technical Subsidiaries
----------------------

In fiscal 1993, the Company began a program to accelerate advanced research, technology and product development by forming or purchasing new product and technology companies exhibiting entrepreneurial innovation and leadership. The Company also increased its investment in its own research and product development operations. The following products and technologies were identified through this program:

         o        Ruggedized mobile computers with wide area radio capabilities

         o        Wireless pen-based workslates

         o        Advanced character recognition software

         o Advanced 2D bar code encoding and autodiscriminating decode software

         o        Advanced image processing

         o Advanced 900 MHz and 2.4 GHz spread spectrum radios and wireless networks

         o        Advanced CPU and ASIC design

         o        Advanced speech recognition

The Company's technical subsidiaries have been structured to work together with its advanced research and product development resources to design, develop and produce leading-edge technology products for the future. The companies acquired or formed through this program are detailed below.

         Aironet Wireless Communications(TM), Inc.

         In January 1994, the Company formed Aironet Wireless Communications, Inc. ("Aironet"(R)) of Akron, Ohio, to continue development and marketing of wireless LAN systems. Aironet was formed from one subsidiary company and two units of the Company:

         o Telesystems SLW, Inc. -- designer and manufacturer of wireless spread spectrum LAN radios that was purchased by Telxon in 1992.

         o Telxon's Radio and Wireless Network Engineering Group -- designers of advanced spread spectrum radio technology and network software.

         o Telxon's RF Software Engineering Group -- advanced software designers of universal wireless connectivity systems for integration to other computer manufacturers' networks.

         Aironet developed one of the first commercial applications for spread spectrum radio technology and currently designs and develops universal modular LAN radio products and networks which it sells to Telxon, VARs and OEMs.

         Metanetics(R) Corporation

         Metanetics Corporation ("Metanetics") was formed in January 1994 in Fort Myers, Florida, in part from the acquisition of Metamedia Corporation of Port Jefferson, New York.

         Metanetics develops 2D bar code encoding and autodiscriminating decode software and advanced image reading technology.

         Teletransaction(TM), Inc.

         In February 1993, the Company acquired Teletransaction, Inc. ("Teletransaction") of Akron, Ohio. Teletransaction is a developer of advanced pen and touch-screen wireless mobile workslates for vertical markets served by the Company.

         PenRight!(R) Corporation

         In February 1994, the Company acquired PenRight! Corporation ("PenRight!") of Fremont, California. PenRight! is a leading developer of pen-based character recognition software. PenRight! Pro(R) software acts as a DOS based software development tool for creating pen-based

         ----------
         o Aironet is a registered trademark, and Aironet Wireless Communications is a trademark, of Aironet Wireless Communications, Inc.
         o        Metanetics is a registered trademark of Metanetics
                  Corporation.
         o        Teletransaction is a trademark of Teletransaction, Inc.
         o PenRight! and PenRight! Pro are registered trademarks of PenRight! Corporation.

         applications in Microsoft(R)"C." PenRight! Pro supports ten international languages. The Company has developed a new version to support 486 platforms and Pen for Windows(R).

         Virtual Vision(R), Inc.

         In July 1995, the Company acquired the assets and assumed certain liabilities of Virtual Vision, Inc. ("Virtual Vision") of Redmond, Washington. Virtual Vision is a leading developer of "augmented reality" head-mounted systems technology.

In addition to their technological value, the Company's technical subsidiaries are also a potential source of financial value. The Company sold its ruggedized notebook computer subsidiary, Itronix Corporation, to Dynatech Corporation of Burlington, Massachusetts in December 1996 for $65 million in cash. The Company had acquired Itronix in March 1993 for $4 million.

Telxon's future growth will depend in part on the success of both its global sales and marketing efforts and its systems integration and project management services, as well as further penetration of its targeted vertical markets and its ability to capitalize on the investment in its technical subsidiaries.

ADVANCED RESEARCH AND PRODUCT DEVELOPMENT
-----------------------------------------

The Company focuses on advanced hardware, software, and firmware designs that utilize Telxon proprietary ASIC chips. The Company's product development strategy is to enhance the functionality and improve the price and performance of its hardware and software, and to improve the packaging of its mobile computing devices to address the specific requirements of each targeted market. Products and systems are designed for modularity and the ability to upgrade, where possible.

There can be no assurance that the Company's research and development activities will lead to the successful introduction of new or improved products or that the Company will not encounter delays or problems in connection therewith. Furthermore, customers may defer purchases of existing products in anticipation of new or improved versions of those products. Although the Company contemplates the introduction of new products in fiscal 1998, the majority are scheduled for introductions in the second half of the year. There can be no assurance that there will not be delays in commencing volume production of such products or that such products will ultimately be commercially successful.

During fiscal 1997, 1996 and 1995, the Company spent approximately $44.4 million, $45.4 million and $33.7 million, respectively, for Company-sponsored research, development and engineering. For further discussion, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Operating Expenses."

         ----------
         o Microsoft and Pen for Windows are registered trademarks of Microsoft Corporation.
         o Virtual Vision is a registered trademark of Virtual Vision, Inc.

VIII. Manufacturing and Product Maintenance
-------------------------------------------

*        Manufacturing Operations

         Manufacturing operations consist of the assembly, testing and quality assurance of components, sub-assemblies and finished products. The Company's products are built and configured for various memory sizes, packaging, peripherals, keyboards and displays.

         In 1994, the Company's principal manufacturing operations were consolidated into a newly constructed, Company-owned 116,000 square foot facility. The facility provides a more efficient plant layout and an opportunity for expansion of manufacturing capacity in the future. For information regarding subsidiaries' manufacturing operations, see "PROPERTIES."

         All component parts in the Company's products are purchased from outside sources. Packaging, custom-integrated circuits, keyboards and printed circuit boards are produced to the Company's specifications. A number of peripheral products, including wands, laser scanners, controllers and receivers, are purchased as completed assemblies and attached to and staged with Telxon's own products before delivery. Some products are produced by outside contract manufacturers.

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

*        Product Maintenance Operations

         The Company provides maintenance and repair services for Telxon customers from its National Service Center in Houston, Texas. The Company also services various third-party products, including personal computers, printers and communication devices. During the first half of fiscal 1998, the Company is relocating its product repair and maintenance operations to a newly constructed leased facility in Ciudad Juarez, Mexico.

         The Company also maintains a number of customer specific service depots to provide service to users with large concentrations of Telxon products. The Company offers a broad array of repair services and maintenance agreements ranging from time and material charges to sophisticated plans, such as the "just in time" program that offers spare Telxon equipment supplied on-site to the customer, virtually eliminating any system downtime.

PRODUCTS AND SYSTEMS

Handhelds, Workslates and Other Mobile Computing Devices
--------------------------------------------------------

The Company has developed a broad line of handheld devices, which range from low-end batch terminals to highly integrated mobile computers incorporating laser bar code readers and spread spectrum radios, including a variety of pen-based and touch-screen workslate devices.

Wireless Data Communication Products, Network Systems and Software
------------------------------------------------------------------

Telxon provides wireless data communication solutions for mobile, distributed data processing application systems through computing devices equipped with radios to transfer programs or data to and from other computers or peripheral devices while remaining mobile. The four types of available radios are (1) spread spectrum (both direct sequence and frequency hopping), (2) wide area, (3) micro radios, and (4) narrow band FM radios. The Company uses industry standard "open" system protocols to provide seamless connectivity across a wide range of host computer systems, including SNA and TCP/IP and other manufacturers' communication networks.

Through Aironet, the Company has developed a series of spread spectrum data radios, access points, repeaters, routers and bridges. The current products use the 900 MHz or 2.4 GHz frequency bands, available utilizing either direct sequence or frequency hopping technology, at data rates ranging from 232Kbps up to 2Mbps. These radio products are integrated with Telxon's Microcellular Architecture ("TMA") software to build universal wireless networks.

The Company has been granted a number of patents for its spread spectrum technology and was the first company in the wireless industry to receive FCC and Canadian Department of Communication approval for its spread spectrum radios. In June 1996, Aironet received approval from the United States Federal Communication Commission ("FCC") for its new 2.4 Ghz frequency hopping family of wireless LAN products, making Aironet the only company that currently designs and manufactures 900 MHz and 2.4 Ghz direct sequence and 2.4 Ghz frequency hopping spread spectrum radios. The designs of the Company's wireless LAN systems and products are based upon the Institute of Electrical and Electronic Engineer's (IEEE) 802.11 draft specification for RF protocol standards, and the Company intends to bring its systems and products into compliance with the final IEEE 802.11 standards, which were just recently ratified by the IEEE Standards Activity Board on June 26, 1997.

Telxon's AirGate(TM) System provides 900MHz and 2.4GHz spread spectrum radio technology for fast, robust wireless data communications. Spread spectrum technology and the Company's Gateway Connectivity System(TM) ("GCS"(TM)) are used to create a wireless interface between Telxon mobile devices and customers' host computers. The Company's spread spectrum radios are designed to fit into Telxon's mobile devices and a variety of personal computers (PCs), client servers and other mobile devices.

The AirGate System creates one or more radio cells, with each cell supporting an area of coverage. The TMA system allows mobile devices to move from cell to cell while maintaining a wireless connection to the host computer. The system can be expanded to provide coverage for over 4 million square feet.

----------
o AirGate, Gateway Connectivity System and GCS are trademarks of Telxon Corporation.

The Company makes a line of base station and client/server card transceivers that interface portable wireless products with a client/server or mainframe. The Company also offers customers optional built-in acoustic couplers or integrated modems that allow data transmission from remote telecommunication locations into a host computer and client servers.

Third-party wide area network radios are integrated with the Company's mobile computing devices for access to the ARDIS(R) or RAM(R) wireless wide area packet data networks.

"Micro radios" are small, low-power FM radios designed and manufactured by the Company and integrated into Telxon mobile devices and peripherals to provide cable-free data communications between system components.

Narrow band FM radios from major manufacturers have been provided by Telxon since 1984. These radios operate in the 450 MHz band and require FCC site licensing.

Peripherals
-----------

The Company integrates a variety of peripheral products into or with its regular product line. They include laser bar code readers (internal and external), modular printers (24, 40 and 80 columns), chargers, cradles, modems and RS232 interfaces. Many of these products or components are purchased from outside vendors.

Software Operating Systems, Languages and Applications
------------------------------------------------------

The Company is transitioning to a new generation of modularly designed mobile computers, which embrace thin-client, industry standard, open systems architectures in order to offer its customers access to a multitude of operating systems, including Windows NT(R), Windows CE(R), and Sun Microsystems' JavaOS(TM) and HotJava(TM) Browser, as well as Telxon's proprietary TCOS(TM) (Telxon Common Operating System) and TCAL(R) (Telxon Common Application Language).

The Company develops, through its subsidiaries PenRight! and Metanetics, advanced character recognition software, advanced image reading and 2D bar code encoding and autodiscriminating decode software.

INTELLECTUAL PROPERTY

The Company regards certain of its hardware and software products as proprietary and relies on a combination of United States and foreign patent, copyright, trademark and trade secret laws and license and other contractual confidentiality provisions to protect its proprietary rights. In addition, the Company's products also utilize hardware and software

     ----------
     o ARDIS is a registered trademark of IBM Corporation and Motorola Corporation.
     o    RAM is a registered trademark of RAM Mobile Data, Inc.
     o Windows NT and Windows CE are registered trademarks of Microsoft Corporation.
     o    JavaOS and HotJava Browser are trademarks of Sun Microsystems, Inc.
     o TCOS is a trademark, and TCAL is a registered trademark, of Telxon Corporation.

technologies licensed from third parties. Given the rapidly changing nature of the industry's technology, however, the competence and creative ability of the Company's development, engineering, programming, marketing and service personnel may be as or more important to its competitive position as the legal protections and rights afforded by patent and other owned or licensed intellectual property rights. The Company believes that its products and trademarks do not infringe on the rights of third parties, but there can be no assurance that third parties will not assert infringement claims.

GOVERNMENT REGULATION

The Company believes that its products are in material compliance with current government regulations; however, regulatory changes may require modifications to Company products in order for the Company to continue to be able to manufacture and market these products. There can be no assurances that more stringent regulations in these or other areas will not be issued in the future which could have an adverse effect on the business of the Company. In addition, sales of the Company's products could be adversely affected if more stringent safety standards are adopted by customers.

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

Historically, shipments made by the Company during any particular quarter have generally represented orders received either during that quarter or shortly before the beginning of that quarter, and shipments for orders received in a fiscal quarter have generally been filled from products manufactured in that quarter. The Company maintains significant levels of raw materials to facilitate meeting delivery requirements of its customers, but there can be no assurance that during any given quarter, the Company has or can procure the appropriate mix of raw materials in order to accommodate such orders. Therefore, the Company's financial performance in any quarter has generally been dependent to a significant degree upon obtaining orders in that quarter which can be manufactured and delivered to its customers in that quarter. As a result, financial performance for any given quarter cannot be known or fully assessed until near the end of that quarter. However, the Company's product line streamlining and standardization initiatives are intended, among other things, to reduce its dependence on same quarter sales fulfillment through normalized production levels. There can be no assurances that such initiatives will be successfully implemented or produce the intended benefits.


COMPETITION

The computer industry, of which Telxon's mobile computing systems are a part, is highly competitive and characterized by advances in technology which frequently result in the introduction of new products with improved performance characteristics. Failure to keep pace with product and technological advances could negatively affect the Company's competitive position and prospects for growth.

The Company competes directly and indirectly with a number of companies in its market segments. Frequent competitors include Symbol Technologies, Inc., Bohemia, New York, and the Intermec Division of Western Atlas Inc., Beverly Hills, California, which acquired Norand Corporation in March 1997. In addition, companies that are participants in the broader computer industry are potential competitors. Some of the Company's competitors and potential competitors have substantially greater financial, technical, intellectual property, marketing and human resources than the Company.

EMPLOYEES

As of May 31, 1997, the Company employed approximately 1,600 full-time personnel. The Company also employs temporary production and other personnel.


ITEM 2. PROPERTIES
------------------

The Company's corporate offices are located in Akron, Ohio in a 100,000 square foot office building constructed in 1979 and occupied under a lease expiring December 31, 2001. The lease provides the Company with an option, exercisable on September 1, 2001, to purchase the office building and the land on which it is situated for its then current fair market value.

The Company leases approximately 103,700 square feet of office space at locations within a three mile radius of its corporate offices pursuant to leases expiring from February 28, 1999, through February 28, 2001. These facilities have housed the Company's engineering and customer support functions and the corporate offices of its Aironet subsidiary as well as the Company's market research and product marketing, systems development and testing, integration and product quality management groups and certain corporate development and support functions. On May 30, 1997, the Company announced plans to consolidate and relocate certain of those engineering, product development and customer support operations over a 12 to 18 month period to a site to be determined in Houston, Texas, so that those operations are in closer proximity to the existing manufacturing and service facilities described below.

As also announced on May 30, 1997, the manufacturing operations and related office functions of the Aironet subsidiary are being relocated during the second quarter of fiscal 1998 to the one-story, 32,500 square foot facility owned by the Company within approximately one mile from its corporate offices and previously used for its Customer Support Center, Training Group and New Product Support Department, which functions have been relocated to other Akron locations. Those Aironet operations have been occupying approximately 14,400 square feet of leased space in Markham, Ontario, Canada.

The Company owns two buildings in Houston, Texas of concrete construction, located on a 15 acre site. The first building is a 116,000 square foot manufacturing facility that was completed in April 1994. That building houses all Telxon manufacturing operations, as well as warehousing operations and administrative and manufacturing engineering offices. The second building is the Company's 36,000 square foot National Service Center, completed in November 1993, which houses its product repair and maintenance operations. The Company maintains an additional 12,000 square feet of warehousing space at a separate location in Houston leased through March 31, 1998.

By the end of the second quarter of fiscal 1998, the Company will be relocating its product repair and maintenance operations (other than its top-of-the-line Depot Express maintenance program) to a new 50,000 square foot facility of masonry construction being built for it in Ciudad Juarez, Chihuahua, Mexico which is now in the final stages of completion. The facility will be leased for an initial term of seven years, with two five-year renewal options; the Company will have an option to purchase the facility at the end of the initial or any renewal term for its then current fair market value. The Company is also leasing 20,000 square feet of warehouse space in El Paso, Texas as a companion receiving, staging and parts-stocking facility for the Mexican operations for an initial term of five years, with two five-year renewal options.

In addition to these principal locations, the Company maintains 56 locations in the United Sates, Canada, Western Europe, Australia, Japan and Southeast Asia which are used principally for sales and customer service offices, as well as for executive and engineering offices for certain of its domestic and international subsidiaries. These locations are generally leased for terms which range from one to three years.

The Company believes that its existing and planned facilities will be adequate for its reasonably foreseeable level of operations.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

In December 1992, four class action suits were filed in the United States District Court, Northern District of Ohio, by certain alleged stockholders of the Company on behalf of themselves and purported classes consisting of Telxon stockholders, other than defendants and their affiliates, who purchased the Company's common stock between May 20, 1992, and January 19, 1993. The named defendants are the Company, former President and Chief Executive Officer Raymond
D. Meyo, and then President, Chief Operating Officer and Chief Financial Officer Dan R. Wipff. On February 1, 1993, the plaintiffs filed their Amended and Consolidated Class Action Complaint related to the four actions, alleging claims for fraud on the market and negligent misrepresentation, arising from alleged misrepresentations and omissions with respect to the Company's financial performance and prospects, and alleged trading activities of the named individual defendants. The Amended Complaint seeks unspecified compensatory damages, the imposition of a constructive trust on certain of the defendants' assets and other unspecified extraordinary equitable and/or injunctive relief, interest, attorneys' fees and costs. The defendants, including the Company, filed a Motion to Dismiss which was denied by the court on June 3, 1993.

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

Following the completion of discovery (other than of experts), each defendant filed a Motion for Summary Judgment on May 19, 1995, all of which were opposed by the plaintiffs. On September 14, 1995, the Court granted each defendant summary judgment on all counts, which the plaintiffs appealed to the United States Sixth Circuit Court of Appeals. The appeal was heard on October 24, 1996, and the parties are awaiting the decision from the Court of Appeals. The defendants intend to continue vigorously defending the Consolidated Class Action. Though there can be no assurance that the Company's summary judgment will be upheld on appeal on all counts or as to the ultimate outcome of any portion of the case with respect to which the summary judgment may be reversed, no provision has been made in the accompanying consolidated financial statements for any liability that may result to the Company in such an event.

On September 21, 1993, a derivative Complaint was filed in the Court of Chancery of the State of Delaware, in and for Newcastle County, by an alleged stockholder of Telxon derivatively on behalf of Telxon. The named defendants are the Company; Robert F. Meyerson, former Chairman of the Board, Chief Executive Officer and director; Dan R. Wipff, then President, Chief Operating Officer and Chief Financial Officer and director; Robert A. Goodman, Corporate Secretary and outside director; Norton W. Rose, outside director; and Dr. Raj Reddy, outside director. The Complaint alleges breach of fiduciary duty to the Company and waste of the Company's assets in connection with certain transactions entered into by Telxon and compensation amounts paid by the Company. The Complaint seeks an accounting, injunction, rescission, attorneys' fees and costs. While the Company is nominally a defendant in this derivative action, no monetary relief is sought by the plaintiff from the Company. On November 12, 1993, Telxon and the individual director defendants filed a Motion to Dismiss. The plaintiff filed his brief in opposition to the Motion on May 2, 1994, and the defendants filed a final responsive brief. The Motion was argued before the Court on March 29, 1995, and on July 18, 1995, the Court issued its ruling. The Court dismissed all of the claims relating to the plaintiff's allegations of corporate waste. The claims relating to breach of fiduciary duty survived the Motion to Dismiss and are now the subject of discovery, which is continuing; no deadline for the completion of the discovery has yet been set by the Court.

On October 31, 1996, plaintiff's counsel filed a Motion to Intervene in the derivative action on behalf of a new plaintiff stockholder. As part of the Motion to Intervene, the intervening plaintiff asked that the Court designate as operative for the action the intervening plaintiff's proposed Complaint, which alleges that a series of transactions in which the Company acquired certain technology from a corporation affiliated with Mr. Meyerson was wrongful in that Telxon already owned the technology by means of a pre-existing consulting agreement with another affiliate of Mr. Meyerson; the intervenor's complaint also names Raymond D. Meyo, President, Chief Executive Officer and director at the time of the first acquisition transaction, as a new defendant. The defendants opposed the Motion on grounds that the new claim alleged in the proposed Complaint and the addition of Mr. Meyo were time-barred by the statute of limitations and the intervening plaintiff did not satisfy the standards for intervention. After taking legal briefs, the Court ruled on June 13, 1997 to permit the intervention. The defendants believe that the post-intervention claims lack merit, and they intend to continue vigorously defending this action. While the ultimate outcome of this action cannot presently be determined, the Company does not anticipate that this matter will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows and accordingly has not made provisions for any loss or related insurance recovery in the accompanying consolidated financial statements.

In the normal course of its operations, the Company is subject to various other legal actions which have been reflected in the accompanying consolidated financial statements, are covered by insurance or in management's opinion would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

There were no matters submitted to a vote of security holders during the quarter ended March 31, 1997.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT
---------------------------------------------

The following are the executive officers of the Company, who have been either elected by the Board of Directors of the Company or appointed by the Chief Executive Officer and ratified and approved by the Board of Directors:

         Frank E. Brick, age 48, has been President of the Company since June 1996 and the Company's Chief Executive Officer since February 1997. Mr. Brick was Chief Operating Officer of the Company from June 1996 until being named Chief Executive Officer. He had also previously served the Company as President and Chief Operating Officer, Telxon International from February 1995 to June 1996 and as Senior Executive Vice President from October 1993 to February 1995. Mr. Brick was President of Basicomputer Corporation (business computer sales, integration and network services; "Basicomputer") from 1985 until it was acquired in September 1993 by The Future Now, Inc. ("The Future Now", since consolidated into Intelligent Electronics) and also served as Chief Executive Officer and a director of Basicomputer from 1988 until the acquisition. He has been a director of the Company since July 1996.

         Kenneth W. Haver, age 38, has been Senior Vice President, Finance and Administration, and Chief Financial Officer of the Company since March 1995. He has also served the Company as Treasurer from May 1994 to October 1996 and as Vice President, Financial Planning from September 1993 to March 1995. Mr. Haver joined the Company from Basicomputer, where he had served as a Vice President and Treasurer for more than five years.

         Leonard D. Abeita, age 49, has been Senior Vice President, Global Professional Services of the Company since November 1996. Other capacities in which Mr. Abeita has served the Company since joining it in March 1985 include as Senior Vice President, Product Services from November 1994 to November 1996 and as Vice President, Customer Service from September 1989 to November 1994.

         James G. Cleveland, age 45, has been President, North America of the Company since May 1997. He has also served the Company as Senior Vice President, North America from September 1996 to May 1997; Senior Vice President, North American Sales from February 1996 to September 1996; Senior Vice President, North American Sales and Operations from October 1995 to February 1996; Senior Vice President, Vertical Systems Group from March 1995 to October 1995; and Vice President, Sales and Marketing from September 1993 to March 1995. Mr. Cleveland joined the

         Company from Basicomputer, where he had served as Vice President, Sales from January 1993 to August 1993 and as Area Vice President, Midwest Operations from February 1992 to January 1993.

         David D. Loadman, age 36, has been Senior Vice President, Global Product and Systems Development of the Company since September 1996. Other capacities in which Mr. Loadman has served the Company since joining it in October 1988 include as Senior Vice President, Global Wireless Systems and Advanced Research and Development from June 1996 to September 1996; Senior Vice President, Technical Operations from August 1994 to June 1996; Vice President, Global Technology from May 1994 to August 1994; Vice President, Systems Engineering Group from August 1993 to May 1994; Vice President, Systems Integration from February 1993 to August 1993; Director, Communications Systems from November 1992 to February 1993; Director, Software Communications Systems from August 1992 to November 1992; and Product Manager, Hardware from September 1991 to August 1992.

         David W. Porter, age 39, has been Senior Vice President, Global Operations of the Company since September 1996. He has also served the Company as Vice President, Operations from July 1996 to September 1996 and as Vice President, Asset Management from May 1996 to July 1996. Mr. Porter joined the Company from The Future Now, where he had served as Vice President, Operations from the time of its acquisition of Basicomputer to May 1996, and prior to that time he worked for Basicomputer as Vice President, Operations from August 1989 to August 1993.

         Dan R. Wipff, age 54, has been the President and Chief Executive Officer of the Company's Telxon Products manufacturing division since July 1994. He was President and Chief Operating Officer of the Company from October 1992, and the Company's Chief Financial Officer from December 1991, until July 1994. Mr. Wipff was Senior Executive Vice President and Chief Operating Officer of the Company from October 1989 to October 1992. He also served as the Company's Chief Financial Officer from October 1989 to July 1990 and from October 1990 to September 1991. Mr. Wipff served as a director of the Company from April 1974 until September 1979 and from September 1980 until January 1995.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
         MATTERS
         -------

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

                                                   Fiscal Quarter
                               ----------------------------------------------------------
Year Ended March 31                First       Second         Third         Fourth           Year
--------------------------------------------------------------------------------------------------

1997
        High.............         $27.50       $14.00        $13.75         $17.75         $27.50
        Low..............           9.88        11.00         11.25          13.50           9.88
        Dividends paid...             --           --            --            .01            .01

1996
        High.............         $22.88       $24.88        $25.75         $23.25         $25.75
        Low..............          14.50        20.13         20.00          18.13          14.50
        Dividends paid...             --           --            --            .01            .01


As of May 31, 1997, there were approximately 1,208 holders of record of the Company's Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------


Set forth below are selected financial data for the five years ended March 31, 1997, which have been derived from the Company's audited financial statements for the periods indicated. The selected financial data should be read in conjunction with the financial statements, including the notes thereto, for the three years ended March 31, 1997, 1996 and 1995 as included in Item 8 herein. For further details on 1997 results, also refer to Item 7.

Income Statement Data:                                              Year Ended March 31,
                                               ----------------------------------------------------------------
                                                  1997          1996          1995         1994          1993
                                               ---------     ---------     ---------    ---------     ---------
                                                             (in thousands, except per share data)

Revenues:
     Product, net                              $ 391,406     $ 417,725     $ 323,916     $ 252,341     $ 197,116
     Customer service, net                        74,606        68,744        55,603        43,652        41,298
                                               ---------     ---------     ---------     ---------     ---------
         Total net revenues                      466,012       486,469       379,519       295,993       238,414

Costs and expenses:
     Cost of product revenues                    266,624       249,120       189,568       143,347       123,511
     Cost of customer service revenues            47,248        39,016        32,455        31,958        29,956
     Selling expenses                             88,321        82,207        68,279        59,894        46,393
     Product development and
      engineering expenses                        44,439        45,383        33,728        29,058        17,798
     General and administrative expenses          53,230        39,415        34,583        31,854        36,113
                                               ---------     ---------     ---------     ---------     ---------
               Total costs and expenses          499,862       455,141       358,613       296,111       253,771
                                               ---------     ---------     ---------     ---------     ---------

         (Loss) income from operations           (33,850)       31,328        20,906          (118)      (15,357)

     Interest income                               1,489           760           658           653         1,947
     Interest expense                             (8,056)       (6,770)       (4,354)       (2,459)       (2,271)
     Gain on sale of subsidiary stock                 --         1,116            --            --            --
     Other non-operating income                   34,726           401            --            --            --
                                               ---------     ---------     ---------     ---------     ---------

         (Loss) income before income
          taxes and cumulative effect
          of an accounting change                 (5,691)       26,835        17,210        (1,924)      (15,681)

     Provision (benefit) for income
      taxes                                        1,368        10,314         8,192           875        (4,056)
                                               ---------     ---------     ---------     ---------     ---------

         (Loss) income before cumulative
          effect of an accounting change          (7,059)       16,521         9,018        (2,799)      (11,625)

     Cumulative effect of a change in
      accounting for income taxes                     --            --            --            --          (439)
                                               ---------     ---------     ---------     ---------     ---------
               Net (loss) income               $  (7,059)    $  16,521     $   9,018     $  (2,799)    $ (12,064)
                                               =========     =========     =========     =========     =========

     Earnings per common and common
      equivalent share:
         (Loss) income before cumulative
          effect of an accounting change       $    (.44)    $    1.00     $     .57     $    (.18)    $    (.83)
         Cumulative effect of a change in
          accounting for income taxes                 --            --            --            --          (.03)
                                               ---------     ---------     ---------     ---------     ---------
               Net (loss) income per share     $    (.44)    $    1.00     $     .57     $    (.18)    $    (.86)
                                               =========     =========     =========     =========     =========

     Average number of common and common
      equivalent shares outstanding               16,062        16,490        15,909        15,210        13,991
     Cash dividends                            $     .01     $     .01     $     .01     $     .01     $     .01

-------------------------------------------


Balance Sheet Data:

                                                             March 31,
                                -------------------------------------------------------
                                  1997        1996        1995        1994       1993
                                --------    --------    --------    --------   --------
                                                  (in thousands)

Total assets                    $361,784    $389,209    $276,127    $259,968    $212,621
Notes payable, capital lease
  and other obligations due
  within one year                  1,060       2,119      27,507      25,207         679
Total long-term debt and
  capital lease obligations      108,192     110,537      32,209      27,534      24,930
Working capital                  169,058     185,995     101,617      80,066      84,738
Stockholders' equity             146,701     161,190     138,578     124,715     128,219

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------------------------------------------------------------------------
        FINANCIAL CONDITION
        -------------------

SUMMARY

The following table sets forth for the periods indicated (1) certain expense and income items expressed as a percentage of total revenues, and (2) the percentage increase or decrease of such items as compared to the corresponding prior period. This table and the textual discussion and analysis which follows should be read in conjunction with the financial statements, including the notes thereto, for the three years ended March 31, 1997, 1996 and 1995 as included in
Item 8 herein.

                                                                           Period to Period
                                       Percentage of Total Revenues     Increase    (Decrease)
                                       ----------------------------     ----------------------
                                                                          1997         1996
                                           Year ended March 31,         Compared     Compared
                                      1997        1996        1995      to 1996      to 1995
                                     ------      ------      ------     --------     --------
Product revenues, net                 84.0%       85.9%       85.3%       (6.3)%      29.0%
Customer service revenues, net        16.0        14.1        14.7         8.5        23.6
                                     -----       -----       -----
       Total net revenues            100.0       100.0       100.0        (4.2)       28.2

Cost of product revenues              57.2        51.2        49.9         7.0        31.4
Cost of customer service
  revenues                            10.1         8.0         8.6        21.1        20.2
Selling expenses                      19.0        17.0        18.0         7.4        20.4
Product development and
  engineering expenses                 9.5         9.3         8.9        (2.1)       34.6
General and administrative
  expenses                            11.5         8.1         9.1        35.1        14.0
                                     -----       -----       -----
                                     107.3        93.6        94.5         9.8        26.9
                                     -----       -----       -----
       (Loss) income from
           operations                 (7.3)        6.4         5.5       (208.1)      49.9

Interest income                         .3          .2          .1        95.9        15.5
Interest expense                      (1.7)       (1.4)       (1.1)       19.0        55.5
Gain on sale of subsidiary stock        --          .2          --        N.M.        N.M.
Other non-operating income             7.5          .1          --        N.M.        N.M.
                                     -----       -----       -----
       (Loss) income before
           income taxes               (1.2)        5.5         4.5       (121.2)      55.9
Provision for income taxes              .3         2.1         2.1       (86.7)       25.9
                                     -----       -----       -----
              Net (loss) income       (1.5)%       3.4%        2.4%      (142.7)      83.2
                                      =====      =====       =====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------------------------------------------------------------------------
        FINANCIAL CONDITION (Continued)
        -------------------------------

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

OVERVIEW

For fiscal 1997, the Company recorded a net loss (including a non-operating gain from the disposition of a subsidiary and certain non-recurring charges recorded during the fiscal year) of $7.1 million or $.44 per share. This compares to a net income of $16.5 million or $1.00 per share for fiscal 1996. Inflation has not had a significant impact on the Company's consolidated results of operations.

During fiscal 1997, the Company continued to work towards its goal of delivering profitable growth and increased stockholder value by developing a new, three-phase business model. The three phases of the model, which focus on cost reduction, increased operating efficiencies and infrastructure improvements, have been substantially implemented as of March 31, 1997. The Company will continue to review its implementation of these initiatives for further opportunities for improvement. The Company expects that the fiscal 1998 results will benefit from such initiatives.

The Company operates in a rapidly changing and dynamic market, and the Company's strategies and plans are designed to adapt to changing market conditions where and when possible. However, there can be no assurance that the Company's management will identify the risks (especially those newly emerging from time to time) affecting, and their impact on, the Company and its business, that the Company's strategies and plans will take into account all market conditions and changes thereto or that such strategies and plans will be successfully implemented. Accordingly, neither the historical results presented in the Company's consolidated financial statements and discussed herein, nor any forward-looking statements in this Form 10-K, are necessarily indicative of the Company's future results. See "Factors That May Affect Future Results" for a discussion of risk factors which may affect the Company's future results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The risks and other important factors which may affect the Company's business, operating results, and financial and other conditions include, without limitation, the following:

The Company's results of operations are affected by a variety of factors, including economic conditions generally (both domestic and foreign) as well as those specific to the industry in which it competes, decreases in average selling price over the life of any particular product, the timing, manufacturing complexity and expense of new product introductions (both by the Company and its competitors), the timely implementation of new manufacturing technologies, the ability to safeguard patents and other intellectual property in a rapidly evolving market, the rapid increase in demand for some products and the rapid decline in demand for others and the Company's ability to anticipate and plan for that changing market demand. Certain of these factors are beyond the Company's control.

The Company's expectations regarding future profitability resulting from the streamlining of the Company's product lines and operations and the achievement of greater manufacturing efficiencies are dependent upon the successful identification and implementation of appropriate cost saving and operational efficiency initiatives. To the extent that these measures are not fully and successfully implemented and maintained or their implementation is delayed, the Company's ability to realize such cost reductions and profitability may be materially adversely affected.

Historically, the Company's shipments during any particular quarter generally represent orders received either during that quarter or shortly before the beginning of that quarter. The Company endeavors to maintain sufficient levels of purchased components to meet the delivery requirements of its customers, but there can be no assurance that during any given quarter, the Company has or can procure the appropriate mix of purchased components to accommodate such orders. Therefore, the Company's financial performance in any quarter is dependent to a significant degree upon obtaining orders which can be manufactured and delivered to its customers in that quarter. As a result, financial performance for any given quarter cannot be known or fully assessed until near the end of that quarter. The Company's product line streamlining and standardization initiatives are intended, among other things, to reduce its dependence on same quarter sales fulfillment through normalized production levels. However, there can be no assurances that such initiatives will be successfully implemented or produce the intended benefits.

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

To date, the Company's revenues have been concentrated in the retail industry, historically representing over 50% of its total revenues. Among other factors, the economic condition and prospects of current and prospective customers in the markets which the Company serves may affect the Company's own financial results. The Company's future growth depends, in part, on its ability to successfully penetrate and expand its revenues in new markets as well as increased penetration in the retail market. There can be no assurance that such penetration and expansion into new and existing markets can be profitably achieved.

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

Certain of the Company's products, sub-assemblies and components are procured from single source suppliers, and others are procured from only a limited number of suppliers. The Company has in the past encountered, and may in the future encounter, shortages of supplies and delays in deliveries of necessary components. Such shortages and delays could have a materially adverse effect on the Company's ability to ship products.

As a substantial portion of the Company's total revenues, ranging from approximately 25%-30% in recent years, is from customers located outside of the United States, the Company's results could be negatively affected by global and regional economic conditions, changes in foreign currency exchange rates, trade protection measures, regulatory acceptance of the Company's products in foreign countries, longer accounts receivable collection patterns and other considerations peculiar to the conduct of international business. Additionally, the Company is subject to similar risks in its procurement of certain of its products, components and sub-assemblies outside the United States.

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

In addition to the factors discussed above and elsewhere in this Form 10-K which may adversely affect the Company's conduct of its business and the results thereof, the Company's financial condition is also subject to the possible adverse effects of certain pending litigation and other contingencies discussed above under "Item 3. LEGAL PROCEEDINGS", and in Note 18 to the financial statements included below in Item 8 in this Form 10-K.

RESULTS OF OPERATIONS

Revenues
--------

1997 vs. 1996

                                                           Year ended March 31,                        Increase (Decrease)
                                                   --------------------------------------    ---------------------------------------
Net Revenues:                                            1997                 1996                Dollar              Percentage
                                                   -----------------    -----------------    -----------------    ------------------
                                                                         (in thousands)

Product, net....................................     $      391,406       $      417,725       $  (26,319)                 (6.3)%
Customer service, net...........................             74,606               68,744            5,862                   8.5%
                                                   -----------------    -----------------    -----------------
Total net revenues..............................     $      466,012       $      486,469       $  (20,457)                 (4.2)%
                                                   =================    =================    =================

Product revenues include the sale of portable tele-transaction computers ("PTCs"), including rugged, wireless mobile computers; pen-based and touch-screen workslates; hardware accessories; wireless data communication products; custom application software and software licenses and a variety of professional services including system integration and project management.

The decrease in consolidated product revenues in fiscal 1997 from fiscal 1996 levels was due primarily to the absence in fourth quarter of product revenues from the Company's Itronix subsidiary as the result of the sale of that subsidiary's business at December 31, 1996. During the fourth quarter of fiscal 1996, the former Itronix subsidiary recorded total product revenues of $30.8 million. The Company's fiscal 1997 and 1996 consolidated product revenues, adjusted for the sale of Itronix by excluding the former Itronix subsidiary's total product revenues of $62.6 million for the first nine months of fiscal 1997 and $61.5 million for the twelve months of fiscal 1996, amounted to $328.8 million and $356.2 million, respectively. In addition to the impact of the sale of Itronix, the Company's fiscal 1997 product revenues were negatively impacted by a decrease in PTC unit volume that was partially offset by an increase in the average selling price per PTC unit. The increased average selling price per PTC unit was primarily due to the increase in the Company's sales volume of comprehensive wireless systems and other more complex and costly products (such as pen-based and touch-screen workslates) as a percentage of total product revenues.

The increase in consolidated customer service revenue in fiscal 1997 from fiscal 1996 levels was due primarily to the continued increase in the installed base of the Company's products.

Revenues from the Company's international operations (including Canada) were $134.2 million and $123.5 million in fiscal 1997 and 1996, respectively. This increase was primarily attributable to increased revenues recorded by the Company's Australian subsidiary and certain of its Canadian operations as well as increased sales to foreign distributors. The strengthening of the United States Dollar against the local, functional currency of certain of the Company's foreign subsidiaries negatively impacted international revenues by $3.3 million or 3.4% during fiscal 1997 as compared to less than $.1 million or .3% in fiscal 1996.

The Company anticipates increased revenue levels in fiscal 1998 from continuing operations.

1996 vs. 1995

                                                           Year ended March 31,                            Increase
                                                   --------------------------------------    --------------------------------------
Net Revenues:                                            1996                 1995                Dollar              Percentage
                                                   -----------------    -----------------    -----------------    -----------------
                                                                         (in thousands)

Product, net....................................     $      417,725       $      323,916       $       93,809               29.0%
Customer service, net...........................             68,744               55,603               13,141               23.6%
                                                   -----------------    -----------------    -----------------
Total net revenues..............................     $      486,469       $      379,519       $      106,950               28.2%
                                                   =================    =================    =================

The increase in consolidated product revenues in fiscal 1996 from fiscal 1995 levels was due primarily to an increase in average selling price per PTC unit supplemented by a moderate increase in PTC unit volume. Revenues from the Company's Itronix subsidiary increased $39.4 million and also contributed to the increase in the average selling price per PTC unit. Further contributing to the increased average selling price per unit was the Company's movement towards comprehensive wireless systems which are more complex and therefore more costly, and increased volumes of pen-based and touch-screen workslates as a percentage of total product revenues. The increase in product revenues was aided by high levels of new account and market activity in industries such as manufacturing, transportation and utilities.

The growth in consolidated customer service revenue in fiscal 1996 from fiscal 1995 levels was due primarily to the increase in the installed base of the Company's products.

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

Cost of Revenues
----------------

1997 vs. 1996

                                                           Year ended March 31,                           Increase
                                                   --------------------------------------    ---------------------------------------
Cost of Revenues:                                        1997                 1996                Dollar              Percentage
                                                   -----------------    -----------------    -----------------    ------------------
                                                                         (in thousands)

Product.........................................     $      266,624       $      249,120       $      17,504                7.0%
Customer service................................             47,248               39,016               8,232               21.1%
                                                   -----------------    -----------------    -----------------
Total cost of revenues..........................     $      313,872       $      288,136       $      25,736                8.9%
                                                   =================    =================    =================

Cost of product revenues as a
    percentage of product
    revenues, net...............................              68.1%                59.6%
Cost of customer service
    revenues as a percentage of
    customer service revenues, net..............              63.3%                56.8%

The increase in the fiscal 1997 consolidated product revenues cost percentage from fiscal 1996 levels was primarily due to non-recurring charges recorded during the third quarter of fiscal 1997. These non-recurring items, which included provisions for the decreased carrying value of the Company's inventories affected by the streamlining of its product lines and charges related to the Company's workforce reduction and early retirement initiatives, accounted for approximately $7.2 million and $1.8 million or 2.7% and .7%, respectively, of the fiscal 1997 consolidated cost of product revenues. In addition to the impact of these non-recurring charges, product gross margins declined from fiscal 1996 levels due to an increase in the amount of large-volume/low margin business and early stage rollouts of new products during fiscal 1997. Included in the fiscal 1996 results were revenues related to the sale of non-exclusive software licenses and manufacturing rights to a third-party business partner which reduced the fiscal 1996 consolidated product revenues cost percentage by approximately 1%.

The Company anticipates the fiscal 1998 consolidated cost of product revenues percentage to decrease from fiscal 1997 levels as a result of the absence of the aforementioned non-recurring charges as well as the continued benefit of the Company's implementation of its cost reduction and efficiency initiatives.

The increase in the fiscal 1997 consolidated customer service cost percentage from fiscal 1996 levels was primarily due to non-recurring charges recorded during the third quarter of fiscal 1997 as well as the increased direct material and labor costs required to repair the Company's more sophisticated and complex products. These non-recurring items, which included provisions for the decreased carrying value of the Company's service inventories affected by the streamlining of its product lines and charges related to the consolidation of field service operations, accounted for approximately $1.0 million or 2% of the fiscal 1997 consolidated cost of customer service revenues.

The Company anticipates the fiscal 1998 consolidated customer service cost percentage to decrease from fiscal 1997 as a result of the absence of the aforementioned non-recurring charges as well as the continued benefit of the Company's implementation of its cost reduction and efficiency initiatives.

For the year ended March 31, 1997, inventory allowance accounts increased to $16.0 million from $10.1 million at March 31, 1996. As a percentage of gross inventories, inventory allowances increased to 16% at March 31, 1997, from 8% at March 31, 1996. The increase in the inventory allowance accounts as well as the increase in the allowance as a percentage of gross inventories reflects the additional provisions recorded primarily during the third quarter of fiscal 1997 in conjunction with the Company's streamlining of its product lines. The Company anticipates continuing to provide for inventory obsolescence resulting from technological change.

1996 vs. 1995

                                                           Year ended March 31,                           Increase
                                                   --------------------------------------    --------------------------------------
Cost of revenues:                                        1996                 1995                Dollar              Percentage
                                                   -----------------    -----------------    -----------------    -----------------
                                                                         (in thousands)

Product.........................................     $      249,120       $      189,568       $       59,552            31.4%
Customer service................................             39,016               32,455                6,561            20.2%
                                                   -----------------    -----------------    -----------------
Total cost of revenues..........................     $      288,136       $      222,023       $       66,113            29.8%
                                                   =================    =================    =================

Cost of product revenues as a
    percentage of product
    revenues, net...............................              59.6%                58.5%
Cost of customer service
    revenues as a percentage of
    customer service revenues, net..............              56.8%                58.4%

The increase in the fiscal 1996 consolidated product cost percentage from fiscal 1995 levels was primarily due to pricing pressures on certain large accounts and fulfillment of customer delivery commitments for volume shipments of new products which required costly, rapid redesign and rework. Revenues related to software and manufacturing rights agreements and distribution agreements, which have little incremental cost, and reduced estimates for warranty costs combined to decrease the cost of product revenues as a percentage of product revenues by approximately 1%.

The decrease in the fiscal 1996 consolidated customer service cost percentage from fiscal 1995 levels was primarily attributable to the fact that it was not necessary to increase customer service personnel and related resources proportionately with the increase in customer service revenues.

For the year ended March 31, 1996, inventory allowance accounts decreased to $10.1 million from $10.9 million at March 31, 1995. This decrease was due to the disposal of obsolete materials and other of $2.8 million offset by provisions for inventory obsolescence of $2.0 million. As a percentage of gross inventories, inventory allowances decreased to 8% at March 31, 1996 from 13% at March 31, 1995.

Operating Expenses
------------------

1997 vs. 1996

                                                           Year ended March 31,                        Increase (Decrease)
                                                   --------------------------------------    --------------------------------------
Operating expenses:                                      1997                 1996                Dollar              Percentage
                                                   -----------------    -----------------    -----------------    -----------------
                                                                         (in thousands)

Selling expenses................................     $       88,321       $       82,207       $     6,114                   7.4%
Product development and
   engineering expenses.........................             44,439               45,383              (944)                 (2.1)%
General and administrative
   expenses.....................................             53,230               39,415            13,815                  35.1%
                                                   -----------------    -----------------    -----------------
Total operating expenses........................     $      185,990       $      167,005       $    18,985                  11.4%
                                                   =================    =================    =================

Selling expenses as a percentage of total revenues were 19% in fiscal 1997 as compared to 17% in fiscal 1996. The increase in the fiscal 1997 consolidated selling expenses as a percentage of total revenues from fiscal 1996 levels was primarily due to non-recurring charges recorded during the third quarter of fiscal 1997. These non-recurring items included charges related to the redesign of the Company's worldwide distribution and logistics operations as well as charges related to the Company's workforce reduction and early retirement initiatives. In total, these non-recurring items accounted for approximately $6.0 million or 7% of the selling expenses recorded during fiscal 1997. The Company anticipates fiscal 1998 selling expenses as a percentage of total revenues to decrease from fiscal 1997 levels as a result of the absence of the aforementioned non-recurring charges and the continued benefit of the Company's implementation of its cost reduction initiatives.

Product development and engineering expenses as a percentage of total revenues were 10% in fiscal 1997 as compared to 9% in fiscal 1996. Included in the Company's fiscal 1997 consolidated product development and engineering expenses were non-recurring charges related to the Company's workforce reduction and early retirement initiatives and the consolidation of certain product development and engineering functions. These non-recurring charges, which were recorded during the third quarter of fiscal 1997 and accounted for approximately $2.2 million or 5% of the fiscal 1997 consolidated product development and engineering expenses, were substantially offset by the absence of fourth quarter product development and engineering expenses of the Company's former Itronix subsidiary. During the fourth quarter of fiscal 1996, Itronix recorded product development and engineering expenses of approximately $1.6 million. Included in the Company's consolidated fiscal 1997 results were approximately $5.2 million of product development and engineering expenses incurred by Itronix during the first nine months of fiscal 1997. The Company's fiscal 1996 consolidated results included approximately $4.4 million of product development and engineering expenses incurred by Itronix. Additionally, Itronix's fiscal 1996 product development and engineering expenses included a $1.0 million reimbursement from a customer for certain development expenses incurred by Itronix during fiscal 1996 specific to that customer. Subsequent to March 31, 1997, the Company initiated plans to consolidate and relocate certain of its engineering and product development operations to Houston, Texas. Though the relocation will entail certain expenditures in the near term, the consolidation of engineering operations is expected to reduce operating costs and product-development time as well as improve the Company's ability to integrate new technologies through concurrent engineering.

During fiscal 1997, the Company capitalized internal software development costs in accordance with the requirements of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS No. 86") aggregating $7.7 million. The Company anticipates the dollar amount of internal software development costs to be capitalized during fiscal 1998 to decrease from fiscal 1997 levels.

General and administrative expenses as a percentage of total revenues were 11% in fiscal 1997 and 8% in fiscal 1996. The increase in the Company's fiscal 1997 consolidated general and administrative expenses from fiscal 1996 levels was primarily due to non-recurring charges recorded during the third and fourth quarters of fiscal 1997. The non-recurring third quarter items, which included charges related to the Company's workforce reduction and early retirement initiatives, corporate information systems, and certain consulting agreements, accounted for approximately $5.9 million or 11% of the fiscal 1997 consolidated general and administrative expenses. During the fourth quarter of fiscal 1997, the Company recorded a non-recurring charge of $5.5 million or 10% of the fiscal 1997 consolidated general and administrative expenses related to the retirement of Robert F. Meyerson, the Company's Chairman and CEO. The $5.5 million was comprised of $2.5 million cash payment for the non-renewal of the Company's consulting agreement with a company affiliated with Mr. Meyerson and a $3.0 million cash retirement package. Included in the Company's fiscal 1997 consolidated results were approximately $1.8 million of general and administrative expenses incurred by Itronix for the first nine months of fiscal 1997. The Company's fiscal 1996 consolidated results included approximately $1.8 million of general and administrative expenses incurred by Itronix. The Company anticipates general and administrative expenses to decrease in fiscal 1998 from fiscal 1997 levels as a result of the absence of the aforementioned third and fourth quarter non-recurring charges, the continued benefit of the Company's implementation of its cost reduction initiatives and the elimination of general and administrative expenses related to its former Itronix subsidiary.

1996 vs. 1995

                                                           Year ended March 31,                            Increase
                                                   --------------------------------------    ---------------------------------------
Operating expenses:                                      1996                 1995                Dollar              Percentage
                                                   -----------------    -----------------    -----------------    ------------------
                                                                         (in thousands)

Selling expenses................................     $       82,207       $       68,279       $       13,928               20.4%
Product development and
  engineering expense...........................             45,383               33,728               11,655               34.6%
General and administrative
  expenses.....................................              39,415               34,583                4,832               14.0%
                                                   -----------------    -----------------    -----------------
Total operating expenses........................     $      167,005       $      136,590       $       30,415               22.3%
                                                   =================    =================    =================

Selling expenses as a percentage of total revenues were 17% in fiscal 1996 as compared to 18% in fiscal 1995. The decrease in the fiscal 1996 consolidated selling expenses as a percentage of total revenues was primarily attributable to the leverage of fixed selling expenses over a greater revenue base.

Product development and engineering expenses were 9% of total revenues in both fiscal 1996 and 1995. The increase in consolidated product development and engineering expenses, net of capitalized software development costs, in fiscal 1996 as compared to fiscal 1995 was primarily attributable to research and development activities related to new product development. These activities included increased research and development costs associated with the further development of wireless data communications and spread spectrum technology; evolutionary development of pen-based technology; commercial development of rugged, wireless mobile computers; pre-commercial research relating to augmented reality hardware and software, advanced image reading and two dimensional bar-code technology and improvements to existing PTC and other products. During the first quarter of fiscal 1996, the Company recognized $1.0 million of development expense reimbursement funding relating to a large order from a major Itronix customer. The expense reimbursement was offset against the related development expenses incurred.

During the fourth quarter of fiscal 1996, the Company capitalized software development costs in accordance with the requirements of SFAS No. 86 aggregating $7.1 million on a pretax basis.

General and administrative expenses as a percentage of total revenues were 8% and 9% for fiscal years 1996 and 1995, respectively. The increase was primarily attributable to increased legal expenses and corporate and international administration necessary to support the Company's revenue growth. At March 31, 1996, there were no accrued amounts remaining from the fiscal 1993 restructuring charges. All such remaining amounts were paid in fiscal 1996. There were no material adjustments recorded in fiscal 1996 related to restructuring amounts recorded in fiscal 1994 or fiscal 1993.

Interest Expense
----------------

1997 vs. 1996

                                                           Year ended March 31,                            Increase
                                                   --------------------------------------    --------------------------------------
Net interest expense:                                    1997                 1996                Dollar              Percentage
                                                   -----------------    -----------------    -----------------    -----------------
                                                                         (in thousands)

Interest income.................................    $      1,489         $         760        $      729                    95.9%
Interest expense................................          (8,056)               (6,770)            1,286                    19.0%
                                                   -----------------    -----------------    -----------------
Net interest expense............................    $     (6,567)        $      (6,010)       $      557                     9.3%
                                                   =================    =================    =================

Net interest expense as a percentage of revenues was approximately 1% in both fiscal 1997 and 1996. The increase in the Company's fiscal 1997 consolidated net interest expense from fiscal 1996 was primarily due to the fact that the Company's 5-3/4% convertible subordinated notes, which were issued during the third quarter of fiscal 1996, were outstanding for the entire 1997 fiscal year. The Company's cash requirements are discussed below in Cash Flows from Operating and Investing Activities.

1996 vs. 1995

                                                           Year ended March 31,                            Increase
                                                   --------------------------------------    ---------------------------------------
Net interest expense:                                    1996                 1995                Dollar              Percentage
                                                   -----------------    -----------------    -----------------    ------------------
                                                                         (in thousands)

Interest income.................................     $        760        $         658        $           102                  15.5%
Interest expense................................           (6,770)              (4,354)                 2,416                  55.5%
                                                   -----------------    -----------------    -----------------
Net interest expense............................     $     (6,010)       $      (3,696)       $         2,314                  62.6%
                                                   =================    =================    =================

Net interest expense as a percentage of revenues was approximately 1% in both fiscal 1996 and 1995. The increase in fiscal 1996 as compared to fiscal 1995 reflects the continued borrowing under the Company's credit facilities through the end of the third quarter of fiscal 1996 and interest costs related to the Company's 5-3/4% convertible subordinated notes issued during the third quarter of fiscal 1996.

Income Taxes
------------

1997 vs. 1996

                                                           Year ended March 31,                           (Decrease)
                                                   --------------------------------------    ---------------------------------------
Income taxes:                                            1997                 1996                Dollar              Percentage
                                                   -----------------    -----------------    -----------------    ------------------
                                                                         (in thousands)

Provision for income taxes......................     $        1,368       $       10,314       $     (8,946)               (86.7)%

The Company's consolidated effective tax rate was 28% in fiscal 1997 and 38% in fiscal 1996. The consolidated effective tax rate for fiscal 1997 reflects income before taxes multiplied by the United States federal statutory tax rate. The rate was increased by the net taxes on repatriated foreign earnings, nondeductible goodwill amortization, international rate differentials and separate company net operating loss benefits not currently utilized. The effective tax rate was decreased by research and development credits and the favorable tax treatment of the foreign sales corporation. The credit for increasing research and development expenditures, which had expired at June 30, 1995, was reinstated at July 1, 1996. There were no other significant tax law changes during fiscal 1997 that had a significant effect on the calculation of the income tax liability.

The consolidated effective tax rate for fiscal 1996 reflects income before taxes increased by nondeductible goodwill amortization, the sum of which was multiplied by the United States federal statutory tax rate and increased by international tax rate differentials. The increase in the consolidated effective tax rate arising from the addition of nondeductible goodwill and international tax rate differentials was partially offset by research and development credits earned through the first quarter of fiscal 1996 and benefits from research and development credit carryforwards from prior fiscal years.

1996 vs. 1995

                                                           Year ended March 31,                            Increase
                                                   --------------------------------------    ---------------------------------------
Income taxes:                                            1996                 1995                Dollar              Percentage
                                                   -----------------    -----------------    -----------------    ------------------
                                                                         (in thousands)

Provision for income taxes......................     $       10,314       $        8,192       $        2,122                25.9%

The Company's consolidated effective tax rate was 38% in fiscal 1996 and 48% in fiscal 1995. The consolidated effective tax rate for fiscal 1996 reflects income before taxes increased by nondeductible goodwill amortization, the sum of which was multiplied by the United States federal statutory tax rate and increased by international tax rate differentials. These increases were partially offset by research and development credits earned through the first quarter of fiscal 1996 and benefits from research and development credit carryforwards from prior fiscal years. The credit available for increasing research and development expenditures expired at June 30, 1995. There were no other significant tax law changes during fiscal 1996 that had a significant effect on the calculation of the income tax liability.

The consolidated effective tax rate for fiscal 1995 reflects income before taxes increased by nondeductible goodwill amortization, the sum of which was multiplied by the United States federal statutory rate and increased by international tax rate differentials. The increase in the consolidated effective tax rate arising from the addition of nondeductible goodwill and international tax rate differentials was partially offset by research and development credits.

NON-OPERATING INCOME

1997 vs. 1996

                                                           Year ended March 31,                        Increase (Decrease)
                                                   --------------------------------------    --------------------------------------
Non-operating income:                                    1997                 1996                Dollar              Percentage
                                                   -----------------    -----------------    -----------------    -----------------
                                                                         (in thousands)

Gain on sale of subsidiary
  stock................                              $           --       $        1,116       $    (1,116)                   N.M.
Other non-operating expense.....................             34,726                  401            34,325                    N.M.
                                                   -----------------    -----------------    -----------------
Total non-operating income......................     $       34,726       $        1,517       $    33,209                    N.M.
                                                   =================    =================    =================

Effective December 31, 1996, the Company sold substantially all of the assets of its Itronix Corporation subsidiary, with a net book value of

$30.8 million, as well as all of the subsidiary's associated business, for $65.5 million in cash, plus the assumption by the buyer of certain specified liabilities of the transferred business totaling $8.2 million. The transaction resulted in a $32.7 million gain, net of transaction costs of $10.3 million, which has been recorded as other non-operating income in the accompanying consolidated statement of operations. The buyer is entitled to customary indemnification from the Company with respect to retained liabilities and, through March 31, 1998, to the Company's representations, warranties and covenants in the sale agreement. Under the terms of the sale, the Company is precluded from competing with the buyer in the manufacture and sale of ruggedized notebook computers for a period of five years after the date of sale, other than the Company's resale of products obtained from the buyer under a mutual reseller agreement.

During fiscal 1997, the Company also engaged in certain transactions involving the stock of its Aironet and Metanetics Subsidiaries, which transactions, as further discussed in Note 16 of the accompanying consolidated financial statements, had no net effect on the Company's consolidated non-operating income. The Company anticipates potential sales of partial ownership interests in certain of its technical subsidiaries and other operations in the future through various transactions, which may include public offerings and/or private placements.

1996 vs. 1995

                                                           Year ended March 31,                            Increase
                                                   --------------------------------------    ---------------------------------------
Non-operating income:                                    1996                 1995                Dollar              Percentage
                                                   -----------------    -----------------    -----------------    ------------------
                                                                         (in thousands)

Gain on sale of subsidiary
  stock.........................................     $        1,116       $           --       $        1,116                N.M.
Other non-operating expense.....................                401                   --                  401                N.M.
                                                   -----------------    -----------------    -----------------
Total non-operating income......................     $        1,517       $           --       $        1,517                N.M.
                                                   =================    =================    =================

During fiscal 1996, the Company sold interests in its Metanetics subsidiary, a licensor and developer of image reading technology, to certain key executives and to third-parties. A total of 1.7 million shares of Metanetics' voting common stock were sold at prices ranging from $.50 per share to $1.04 per share. Total proceeds aggregated $1.4 million in cash and notes receivable. The resulting pre-tax gain of $1.1 million, net of related transaction costs, was recorded as non-operating income in the accompanying consolidated statement of operations. Deferred taxes of $.5 million for the gain were included in the Company's provision for income taxes. The Company's remaining percentage interest in the voting common stock of Metanetics at March 31, 1996, was 49%.

Non-operating income in fiscal 1996 also included realized and unrealized gains from transactions in trading securities amounting to $.4 million.

FINANCIAL CONDITION

Liquidity
---------

1997 vs. 1996

                                                                             March 31,                                Dollar
                                                          ------------------------------------------------           Increase
                                                                  1997                      1996                    (Decrease)
                                                          ----------------------    ----------------------     ---------------------
                                                                                (in thousands except ratios)

Cash and cash equivalents..............................     $       45,386            $       34,828             $       10,558
Accounts and notes receivable..........................            128,271                   143,114                    (14,843)
Inventories                                                         84,499                   111,132                    (26,633)
Other..................................................             11,956                    10,841                      1,115
                                                          ----------------------    ----------------------     ---------------------
Total current assets...................................     $      270,112            $      299,915             $      (29,803)
                                                          ======================    ======================     =====================

Notes payable..........................................     $           50            $           66             $          (16)
Accounts payable.......................................             47,917                    59,620                    (11,703)
Income taxes payable...................................              3,077                     7,029                     (3,952)
Accrued liabilities....................................             49,000                    45,152                      3,848
Other..................................................              1,010                     2,053                     (1,043)
                                                          ----------------------    ----------------------     ---------------------
Total current liabilities..............................     $      101,054            $      113,920             $      (12,866)
                                                          ======================    ======================     =====================

Working capital (current assets less current
    liabilities).......................................     $      169,058            $      185,995             $      (16,937)
                                                          ======================    ======================     =====================
Current ratio (current assets divided by current
    liabilities).......................................

                                                                       2.7                       2.6

The decrease in the Company's working capital at March 31, 1997, from March 31, 1996, was primarily comprised of the decrease in accounts and notes receivable and inventories and the increase in accrued liabilities, as detailed in the preceding table. The decrease in accounts and notes receivable at March 31, 1997, from amounts recorded at March 31, 1996, was primarily due to the sale of the trade receivables of the Company's former Itronix subsidiary. Included in the Company's consolidated balance sheet at March 31, 1996, were accounts and notes receivable totaling $8.8 million recorded by the former Itronix subsidiary. Consolidated days sales outstanding, adjusted for the sale of Itronix by excluding Itronix's results from both periods, decreased to 88 days at March 31, 1997, from 95 days at March 31, 1996. The decrease in inventories at March 31, 1997, from March 31, 1996, was primarily due to the sale of the inventory of Itronix as well as the increase in the Company's inventory allowance accounts. Included in the Company's consolidated balance sheet at March 31, 1996, were inventories of $12.8 million recorded by Itronix. These decreases in the Company's working capital were partially offset by the increase in cash and cash equivalents and the decrease in accounts payable and income taxes payable, as detailed in the preceding table. The increase in cash and cash equivalents at March 31, 1997, from March 31, 1996, was primarily due to the receipt of cash proceeds from the sale of Itronix. Similarly, the decrease in accounts payable at March 31, 1997, from March 31, 1996, was primarily the result of the buyer's assumption of the accounts payable of Itronix. Included in the Company's consolidated balance sheet at March 31, 1996, were accounts payable of $14.1 million recorded by Itronix.

The Company believes its existing resources, including available cash and cash equivalents, internally generated funds and bank credit facilities will be sufficient to meet working capital requirements for the next twelve months.

1996 vs. 1995

                                                                             March 31,                                Dollar
                                                          ------------------------------------------------           Increase
                                                                  1996                      1995                    (Decrease)
                                                          ----------------------    ----------------------     ---------------------
                                                                                (in thousands except ratios)

Cash and cash equivalents..............................     $       34,828            $       31,364             $        3,464
Accounts and notes receivable..........................            143,114                    90,724                     52,390
Inventories............................................            111,132                    72,078                     39,054
Other..................................................             10,841                    11,127                       (286)
                                                          ----------------------    ----------------------     ---------------------
Total current assets...................................     $      299,915            $      205,293             $       94,622
                                                          ======================    ======================     =====================

Notes payable..........................................     $           66            $       25,395             $      (25,329)
Accounts payable.......................................             59,620                    33,466                     26,154
Income taxes payable...................................              7,029                     8,315                     (1,286)
Accrued liabilities....................................             45,152                    34,388                     10,764
Other..................................................              2,053                     2,112                        (59)
                                                          ----------------------    ----------------------     ---------------------
Total current liabilities..............................     $      113,920            $      103,676             $       10,244
                                                          ======================    ======================     =====================

Working capital (current assets less current
    liabilities) ......................................     $      165,995            $      101,617             $       64,378
                                                          ======================    ======================     =====================
Current ratio (current assets divided by current
    liabilities) ......................................

                                                                       2.6                       2.0

The increase in the Company's working capital at March 31, 1996, from March 31, 1995, was primarily comprised of the increase in cash and cash equivalents, accounts and notes receivable and inventories as well as the decrease in notes payable, as detailed in the preceding table. Days sales outstanding, including Itronix's results, increased to 84 days at March 31, 1996, from 75 days at March 31, 1995. This increase was primarily due to proportionately greater revenues during the last month of fiscal 1996 as compared to fiscal 1995 and to the increase in complex and lengthy installations of local and wide area networks. The increase in inventories at March 31, 1996, from March 31, 1995, was primarily due to the increase in the breadth of the Company's product offerings and the related manufacturing safety stock levels, particularly at the Company's Itronix subsidiary.

These increases in working capital were partially offset by the increase in accrued liabilities of $10.8 million, as detailed in the preceding table.

P

Cash Flows from Operations
--------------------------

1997 vs. 1996

                                                                                                              Dollar Increase
                                                                    Year ended March 31,                      (Decrease) in
                                                        ----------------------------------------------           Cash Flow
Cash Flows from Operations:                                     1997                     1996                      Impact
                                                        ---------------------    ---------------------    -------------------------
                                                                                     (in thousands)

Net (loss) income...................................      $       (7,059)           $       16,521           $     (23,580)
Depreciation and amortization......................               28,689                    23,747                   4,942
Provision for inventory obsolescence................              11,521                     2,026                   9,495
Deferred income taxes...............................                (947)                    4,161                  (5,108)
Gain on sale of assets..............................             (32,653)                       --                 (32,653)
Accounts and notes receivable......................                  171                   (54,103)                 54,274
Inventories.........................................                (131)                  (41,139)                 41,008
Intangibles and other assets........................              (2,783)                   (2,416)                   (367)
Accounts payable and accrued liabilities............              (7,472)                   38,238                 (45,710)
Income taxes payable................................              (3,005)                   (2,302)                   (703)
Other...............................................                 917                     2,019                  (1,102)
                                                        ---------------------    ---------------------    -------------------------
Net cash used in operating activities...............      $      (12,752)          $       (13,248)          $         496
                                                        =====================    =====================    =========================

The Company's fiscal 1997 cash flows from operations were positively impacted by the change in the cash flow impact of the non-cash charge for depreciation and amortization, the change in the cash flow impact of the non-cash provision for inventory obsolescence, the change in the cash flow impact of accounts and notes receivable and the change in the cash flow impact of inventories, as detailed in the preceding table. These positive cash flow impacts were substantially offset by the negative cash flow impact of the decrease in net income, the change in the cash flow impact of the non-cash provision for income taxes, the change in the cash flow impact of the gain on the sale of assets, the change in the cash flow impact of accounts payable and accrued liabilities and the change in the cash flow impact of other operating items, as detailed in the preceding table.

1996 vs. 1995

                                                                                                              Dollar Increase
                                                                    Year ended March 31,                       (Decrease) in
                                                        ----------------------------------------------           Cash Flow
Cash Flows from Operations:                                     1996                     1995                      Impact
                                                        ---------------------    ---------------------    -------------------------
                                                                                     (in thousands)

Net income..........................................      $       16,521           $        9,018           $        7,503
Depreciation and amortization.......................              23,747                   22,179                    1,568
Provision for inventory obsolescence................               2,026                    7,407                   (5,381)
Deferred income taxes...............................               4,161                     (577)                   4,738
Accounts and notes receivable.......................             (54,103)                 (21,290)                 (32,813)
Inventories.........................................             (41,139)                    (178)                 (40,961)
Intangibles and other assets........................              (2,416)                   1,605                   (4,021)
Accounts payable and accrued liabilities............              38,238                  (10,030)                  48,268
Income taxes payable................................              (2,302)                   6,153                   (8,455)
Other...............................................               2,019                    1,663                      356
                                                        ---------------------    ---------------------    -------------------------
Net cash (used in) provided by
    operating activities............................      $      (13,248)          $       15,950           $      (29,198)
                                                        =====================    =====================    =========================

The Company's fiscal 1996 cash flows from operations were positively impacted by the increase in net income recorded, the increase in the cash flow impact of the non-cash provision for income taxes, the change in the cash flow impact of accounts payable and accrued liabilities and the positive cash flow impact of other operating items. These positive cash flow impacts were offset by negative cash flow impacts of the change in inventories, accounts and notes receivable, income taxes payable, intangibles and other assets, the cash flow impact of the provision for inventory obsolescence and other negative cash flow impacts.

Investing Activities
--------------------

1997 vs. 1996

                                                                                                              Dollar Increase
Cash Flows from Investing Activities:                               Year ended March 31,                       (Decrease) in
                                                        ----------------------------------------------            Cash Flow
                                                                 1997                     1996                      Impact
                                                        ---------------------    ---------------------    -------------------------
                                                                                     (in thousands)

Proceeds from sale of assets......................        $       65,674           $           --           $       65,674
Additions to property and equipment...............               (14,576)                 (22,749)                   8,173
Other.............................................               (16,422)                 (13,640)                  (2,782)
                                                        ---------------------    ---------------------    -------------------------
Net cash provided by (used
   in) investing activities.......................        $       34,676           $      (36,389)          $       71,065
                                                        =====================    =====================    =========================

The increase in the Company's cash flows from investing activities in fiscal 1997 from fiscal 1996 was primarily due to the receipt of cash proceeds from the sale of the Company's former Itronix subsidiary and the positive cash flow impact of the decrease in additions to property and equipment, as detailed in the preceding table. These positive cash flow impacts were partially offset by the negative cash flow impact of other investing activity items, as detailed in the preceding table.

Effective April 1, 1996, the Company sold the assets of certain retail application software operations, with net assets of approximately $5.0 million to a third-party for approximately $.2 million in cash and $7.0 million in secured promissory notes, including interest. In addition to the proceeds from the sale, the Company also entered into a software license agreement with the third-party purchaser. The agreement provides for the Company to receive, over the next five years, license fees amounting to 20% of the revenue generated by the purchased software, with minimum required payments aggregating $6.6 million. The $7.0 million in promissory notes received in connection with the divestiture have been excluded from the accompanying consolidated statement of cash flows as a non-cash transaction.

During fiscal 1997, the Company sold 808,500 shares of voting common stock of its Aironet subsidiary, to a corporation owned by Mr. Meyerson at a price of $1.86 per share in exchange for a secured promissory note in the amount of approximately $1.5 million. This transaction resulted in the establishment of a minority interest of approximately $.7 million which has been included in other long-term liabilities in the consolidated balance sheet at March 31, 1997. At March 31, 1997, the Company has deferred a gain a of $.8 million related to this transaction as the criteria for the recognition of gain on the sale of subsidiary stock had not been met. This sale of Aironet common stock has been excluded from the accompanying accompanying consolidated statement of cash flows as a non-cash transaction.

1996 vs. 1995

                                                                                                             Dollar Increase
Cash Flows from Investing Activities:                               Year ended March 31,                      (Decrease) in
                                                        ----------------------------------------------           Cash Flow
                                                                1996                     1995                      Impact
                                                        ---------------------    ---------------------    -------------------------
                                                                                      (in thousands)

Additions to property and equipment.................      $     (22,749)           $     (15,224)           $      (7,525)
Software investments................................             (9,025)                    (869)                  (8,156)
Purchase of non-marketable investments..............             (1,562)                    (150)                  (1,412)
Additions to long-term notes receivable.............               (650)                      --                     (650)
Payments for acquisitions, net of cash acquired.....             (2,403)                    (970)                  (1,433)
Short-term investments..............................                 --                      764                      764
                                                        ---------------------    ---------------------    -------------------------
Net cash used in investing activities...............      $     (36,389)           $     (16,449)           $     (19,940)
                                                        =====================    =====================    =========================

The decrease in the Company's cash flows from investing activities was primarily caused by an increase in investments in capitalized software reflecting the transition of software development projects to commercial readiness, the increase in additions to property and equipment in fiscal 1996 from fiscal 1995 and the increase in payments for acquisitions, as detailed in the preceding table.

Financing Activities
--------------------

1997 vs. 1996


                                                                                                             Dollar Increase
Cash Flows from Financing Activities:                               Year ended March 31,                      (Decrease) in
                                                        ----------------------------------------------           Cash Flow
                                                                1997                     1996                      Impact
                                                        ---------------------    ---------------------    -------------------------
                                                                                     (in thousands)

Notes payable, net..................................      $         (16)           $      (30,084)          $      30,068
Proceeds from convertible debt......................                 --                    82,500                 (82,500)
Purchase of treasury stock..........................             (9,328)                       --                  (9,328)
Other...............................................             (1,813)                    1,156                  (2,969)
                                                        ---------------------    ---------------------    -------------------------
Net cash (used in) provided
   by financing activities..........................      $     (11,157)           $       53,572           $     (64,729)
                                                        =====================    =====================    =========================

The decrease in the Company's cash flows from financing activities was primarily due to the cash flow impact of the absence in fiscal 1997 of proceeds from the issuance of the 5-3/4% convertible subordinated notes in fiscal 1996 and the Company's repurchase of 633,000 shares of common stock during fiscal 1997 under its open market repurchase program, as detailed in the preceding table. These negative cash flow impacts were partially offset by the positive change in the cash flow impact of notes payable, as detailed in the preceding table.

Effective August 6, 1996, the Company's $20 million business purpose revolving promissory note was extended to August 5, 1997. Additionally, during August 1996, the Company's $100 million credit agreement and $20 million business purpose revolving promissory note were amended to conditionally grant to the lenders a security interest in certain assets of the Company which will only become effective if the Company were to become in default under the credit agreement and then only if the requisite lenders under that facility were to direct that the security documents be filed. The Company had no amounts outstanding under either agreement, and was in compliance with all restrictive covenants, at March 31, 1997.

During fiscal 1997, the Company had a weighted average of $7.8 million outstanding under its facilities with a weighted average interest cost of 7.0%.

1996 vs. 1995

                                                                                                               Dollar Increase
Cash Flows from Financing Activities                                Year ended March 31,                        (Decrease) in
                                                        ----------------------------------------------            Cash Flow
                                                                1996                     1995                      Impact
                                                        ---------------------    ---------------------    -------------------------
                                                                                     (in thousands)

Notes payable, net..................................      $      (30,084)          $         5,822           $     (35,906)
Proceeds from convertible debt......................              82,500                       --                   82,500
Other...............................................               1,156                     1,111                      45
                                                        ---------------------    ---------------------    -------------------------
Net cash provided by financing activities...........      $       53,572           $         6,933           $      46,639
                                                        =====================    =====================    =========================

The increase in the Company's cash flows from financing activities was primarily due to proceeds from the Company's issuance of 5 3/4% convertible subordinated notes, as detailed in the preceding table. This increase was partially offset by the negative cash flow impact of the decrease in notes payable in fiscal 1996 from fiscal 1995, as detailed in the preceding table.

Effective March 8, 1996, the Company replaced its previous revolving credit, term loan and security agreement with a new credit agreement with a group of eight banks. The credit agreement, which expires on March 8, 2001, provides the Company with a maximum credit facility of $100 million and permits the Company to borrow funds as domestic or Eurodollar advances. Funds borrowed as domestic advances bear interest at the greater of the agent bank's "Prime Commercial Lending Rate" or the Federal Funds Rate plus .50% while Eurodollar advances bear interest at the agent bank's Eurodollar rate plus .50% to 1.25% based on certain capitalization levels. In addition, the credit agreement requires the Company to pay a commitment fee of .15% to .375% per annum, based on certain capitalization levels, on the unused portion of the revolving commitment amounts. The Company is also required to pay a utilization fee of .125% to .25% per annum, based on certain capitalization levels, on Eurodollar advances at certain borrowing levels. The credit agreement also contains certain restrictive covenants which requires the Company to maintain certain leverage, net worth and fixed charge coverage ratios. The Company had no amounts outstanding under the credit agreement, and was in compliance with all restrictive covenants, at March 31, 1996.

Additionally, effective March 20, 1996, the Company entered into a business purpose revolving promissory note with a bank. The note provides the Company with a maximum credit facility of $20 million and bears interest at the bank's "Money Market Rate" plus .50% to 1.25% per annum, based on certain capitalization levels. The Company had no borrowings outstanding under this note at March 31, 1996.


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

During fiscal 1996, the Company had a weighted average of $25.3 million outstanding under its previous revolving credit and term loan facility with a weighted average interest cost of 8.9%.

New Accounting Standards
------------------------

During fiscal 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 modifies the manner in which an entity computes, presents and discloses its earning per share. The Company is required to adopt the provisions of SFAS No. 128 for the quarter ended December 31, 1997, and will be required to restate all prior-period earnings per share amounts presented for comparative purposes. As the adoption of SFAS No. 128 will only modify the calculation of earnings per share, there will be no effect on the Company's consolidated financial position or results of operations or cash flows.

During fiscal 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"). SFAS No. 129 requires an entity to disclose the rights and privileges of its outstanding securities, the liquidation preference of its preferred stock and the redemption requirements of its redeemable stock. The Company is required to adopt the provisions of SFAS No. 129 for the fiscal year ended March 31, 1998. As the adoption of SFAS No. 129 will only require additional disclosures, there will be no effect on the Company's consolidated financial position or results of operations or cash flows.

During fiscal 1997, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" ("SOP 96-1"). SOP 96-1 requires an entity to accrue a liability for environmental remediation if (1) litigation against the entity has commenced or a claim or assessment against the entity has been asserted, or commencement of litigation or assertion of a claim or an assessment against the entity is probable, and (2) the amount of the loss can be reasonably estimated. The Company is required to adopt the provision of SOP 96-1 for the fiscal year ended March 31, 1998. Management believes that the adoption of this pronouncement will not have a material effect on the Company's consolidated financial position or results of operations or cash flows.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                         Pages
                                                                         -----

Financial Reports:

       Report of Management...........................................    41
       Report of Independent Accountants..............................    42

Consolidated Financial Statements:

       Consolidated Balance Sheet.....................................    43
       Consolidated Statement of Operations...........................    44
       Consolidated Statement of Cash Flows...........................    45
       Consolidated Statement of Changes in Stockholders' Equity......    46
       Notes to Consolidated Financial Statements.....................  47 - 70

Financial Statement Schedule:

            II  -   Valuation and Qualifying Accounts and Reserves....    81



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

/s/ Frank E. Brick
-----------------------------------------
Frank E. Brick
President and Chief Executive Officer

/s/ Kenneth W. Haver
-----------------------------------------
Kenneth W. Haver
Senior Vice President and Chief Financial
      Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To the Board of Directors and Stockholders of Telxon Corporation

We have audited the consolidated financial statements and the financial statement schedule of Telxon Corporation and Subsidiaries listed in the index on page 40 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telxon Corporation and Subsidiaries as of March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ COOPERS & LYBRAND L.L.P.

Akron, Ohio
June 27, 1997

Telxon Corporation
and Subsidiaries


Consolidated Balance Sheet
--------------------------

In Thousands (except per share amounts)

                                                                                                March 31,
                                                                               --------------------------------------------
ASSETS                                                                                 1997                     1996
                                                                               ---------------------    -------------------

Current assets:
     Cash (including cash equivalents of $38,100 and
         $23,411)...........................................................     $       45,386           $       34,828
     Trading securities.....................................................                 --                      902
     Accounts receivable, net of allowance for
         doubtful accounts of $1,596 and $1,731.............................            111,959                  133,592
     Notes and other accounts receivable....................................             16,312                    9,522
     Inventories............................................................             84,499                  111,132
     Prepaid expenses and other.............................................             11,956                    9,939
                                                                               ---------------------    -------------------
              Total current assets..........................................            270,112                  299,915
Property and equipment, net.................................................             45,578                   54,673
Intangible and other assets, net............................................             46,094                   34,621
                                                                               ---------------------    -------------------
              Total.........................................................     $      361,784           $      389,209
                                                                               =====================    ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable..........................................................     $           50           $           66
     Current portion of long-term debt......................................                383                    1,156
     Capital lease obligations due within one year..........................                627                      897
     Accounts payable.......................................................             47,917                   59,620
     Income taxes payable...................................................              3,077                    7,029
     Accrued liabilities....................................................             49,000                   45,152
                                                                               ---------------------    -------------------
              Total current liabilities.....................................            101,054                  113,920
Capital lease obligations...................................................                968                    1,982
Convertible subordinated notes and debentures...............................            107,224                  107,224
Long-term debt..............................................................                 --                    1,331
Other long-term liabilities.................................................              5,837                    3,562
                                                                               ---------------------    -------------------
              Total liabilities.............................................            215,083                  228,019
Stockholders' equity:
     Preferred Stock, $1.00 par value per share; 500
         shares authorized, none issued.....................................                 --                       --
     Common Stock, $.01 par value per share; 50,000
         shares authorized, 16,186 and 16,096 shares issued.................                162                      161
     Additional paid-in capital.............................................             87,105                   85,750
     Retained earnings......................................................             70,821                   78,096
     Equity adjustment for foreign currency translation.....................             (2,643)                  (2,064)
     Unearned compensation relating to restricted stock awards..............               (210)                    (753)
     Treasury stock; 557 shares of common stock at cost.....................             (8,534)                      --
                                                                               ---------------------    -------------------
              Total stockholders' equity....................................            146,701                  161,190
                                                                               ---------------------    -------------------
Commitments and contingencies...............................................                 --                       --
                                                                               ---------------------    -------------------
              Total.........................................................     $      361,784           $      389,209
                                                                               =====================    ===================

See accompanying notes to
consolidated financial statements

Telxon Corporation
and Subsidiaries

Consolidated Statement of Operations
------------------------------------

In Thousands (except per share amounts)

                                                           Year ended March 31,
                                                           --------------------
                                                      1997         1996         1995
                                                   ---------    ---------    ---------
Revenues:
    Product, net ...............................   $ 391,406    $ 417,725    $ 323,916
    Customer service, net ......................      74,606       68,744       55,603
                                                   ---------    ---------    ---------
          Total net revenues ...................     466,012      486,469      379,519
                                                   ---------    ---------    ---------
Cost of revenues:
    Product ....................................     266,624      249,120      189,568
    Customer service ...........................      47,248       39,016       32,455
                                                   ---------    ---------    ---------
          Total cost of revenues ...............     313,872      288,136      222,023
                                                   ---------    ---------    ---------
    Gross profit ...............................     152,140      198,333      157,496

Operating expenses:
    Selling expenses ...........................      88,321       82,207       68,279
    Product development and
      engineering expenses .....................      44,439       45,383       33,728
    General and administrative
      expenses .................................      53,230       39,415       34,583
                                                   ---------    ---------    ---------
          Total operating expenses .............     185,990      167,005      136,590
                                                   ---------    ---------    ---------

          (Loss) income from operations ........     (33,850)      31,328       20,906

Interest income ................................       1,489          760          658
Interest expense ...............................      (8,056)      (6,770)      (4,354)
Gain on sale of subsidiary stock ...............          --        1,116           --
Other non-operating income .....................      34,726          401           --
                                                   ---------    ---------    ---------
          (Loss) income before income
              taxes ............................      (5,691)      26,835       17,210
Provision for income taxes .....................       1,368       10,314        8,192
                                                   ---------    ---------    ---------
          Net (loss) income ....................   $  (7,059)   $  16,521    $   9,018
                                                   =========    =========    =========

Earnings per common and common equivalent share:
          Net (loss) income per share ..........   $    (.44)   $    1.00    $     .57
                                                   =========    =========    =========
Average number of common and common
  equivalent shares outstanding                       16,062       16,490       15,909


See accompanying notes to
consolidated financial statements

Telxon Corporation
and Subsidiaries


Consolidated Statement of Cash Flows
------------------------------------

In Thousands                                                      Year ended March 31,
                                                                  --------------------
                                                                1997        1996        1995
                                                              --------    --------    --------
Cash flows from operating activities:
     Net (loss) income ....................................   $ (7,059)   $ 16,521    $  9,018
     Adjustments to reconcile net (loss) income to net cash
         (used in) provided by operating activities:
         Depreciation and amortization ....................     28,570      22,945      21,397
         Amortization of restricted stock awards, net .....        119         802         782
         Provision for doubtful accounts ..................        378       1,538       1,158
         Provision for inventory obsolescence .............     11,521       2,026       7,407
         Deferred income taxes ............................       (947)      4,161        (577)
         Gain on sale of assets ...........................    (32,653)         --          --
         Trading securities, net ..........................        902        (902)         --
         Loss on disposal of assets .......................        592         393         145
         Changes in assets and liabilities:
             Accounts and notes receivable ................        171     (54,103)    (21,290)
             Refundable income taxes ......................         --         935         913
             Inventories ..................................       (131)    (41,139)       (178)
             Prepaid expenses and other ...................     (2,561)       (976)       (372)
             Intangibles and other assets .................     (2,783)     (2,416)      1,605
             Accounts payable and accrued liabilities .....     (7,472)     38,238     (10,030)
             Income taxes payable .........................     (3,005)     (2,302)      6,153
             Other long-term liabilities ..................      1,606       1,031        (181)
                                                              --------    --------    --------
                      Total adjustments ...................     (5,693)    (29,769)      6,932
    Net cash (used in) provided by operating activities ...    (12,752)    (13,248)     15,950

Cash flows from investing activities:
    Proceeds from sale of assets ..........................     65,674          --          --
    Additions to property and equipment ...................    (14,576)    (22,749)    (15,224)
    Software investments ..................................     (7,731)     (9,025)       (869)
    Purchase of non-marketable investments ................     (6,691)     (1,562)       (150)
    Additions to long-term notes receivable ...............     (2,000)       (650)         --
    Payments for acquisitions, net of cash acquired .......         --      (2,403)       (970)
    Short-term investments ................................         --          --         764
                                                              --------    --------    --------
    Net cash provided by (used in) investing activities ...     34,676     (36,389)    (16,449)

Cash flows from financing activities:
    Notes payable, net ....................................        (16)    (30,084)      5,822
    Principal payments on long-term financing agreement ...     (2,104)       (230)       (247)
    Principal payments on capital leases ..................       (856)       (968)       (642)
    Proceeds from convertible debt ........................         --      82,500          --
    Debt issue costs paid .................................       (306)     (3,463)         --
    Proceeds from exercise of stock options ...............      1,615       5,977       2,155
    Purchase of treasury stock ............................     (9,328)         --          --
    Payment of cash dividends .............................       (162)       (160)       (155)
                                                              --------    --------    --------
    Net cash (used in) provided by financing activities ...    (11,157)     53,572       6,933
    Effect of exchange rate changes on cash ...............       (209)       (471)        889
                                                              --------    --------    --------

    Net increase in cash and cash equivalents .............     10,558       3,464       7,323
    Cash and cash equivalents at beginning of year ........     34,828      31,364      24,041
                                                              --------    --------    --------

    Cash and cash equivalents at end of year ..............   $ 45,386    $ 34,828    $ 31,364
                                                              ========    ========    ========

See accompanying notes to
consolidated financial statements

Telxon Corporation
and Subsidiaries


Consolidated Statement of
-------------------------
Changes in Stockholders' Equity
-------------------------------

In Thousands (except share and per share amounts)

                                                                                             Foreign      Unearned
                                                            Additional                       Currency   Compensation       Treasury
                                                  Common      Paid-in        Retained      Translation   Restricted        Stock at
                                                  Stock       Capital        Earnings       Adjustment     Stock             Cost
                                              ------------------------------------------------------------------------------------

   Balance at March 31, 1994.................    $ 153       $ 74,830      $ 54,653         $ (3,587)     $ (1,334)       $     --

   Exercise of stock options, net of
     tax.....................................        2          2,973          (247)              --            --              --
   Retirement of common stock (72,399
     shares).................................       --           (258)         (315)              --            --              --
   Stock issued under restricted stock plan,
      net of amortization....................        1          1,003            --               --          (221)             --
   Currency translation adjustment...........       --             --            --            2,062            --              --
   Dividends paid ($.01 per share)...........       --             --          (155)              --            --              --
   Net income for 1995.......................       --             --         9,018               --            --              --
                                                 -----       --------      --------         --------        ------        --------
   Balance at March 31, 1995.................      156         78,548        62,954           (1,525)       (1,555)             --

   Exercise of stock options, net of
     tax.....................................        5          7,260          (734)              --            --              --
   Retirement of common stock (80,206
     shares).................................       --           (241)         (485)              --            --              --
   Amortization of restricted stock..........       --             --            --               --           802              --
   Stock issued under employee stock
      purchase plan (8,815 shares)...........       --            183            --               --            --              --
   Currency translation adjustment...........       --             --            --             (539)           --              --
   Dividends paid ($.01 per share)...........       --             --          (160)              --            --              --
   Net income for 1996.......................       --             --        16,521               --            --              --
                                                 -----       --------      --------         --------        ------        --------
   Balance at March 31, 1996.................      161         85,750        78,096           (2,064)         (753)             --

   Exercise of stock options, net of
     tax.....................................        1          1,670           (51)              --            --              --
   Retirement of common stock (15,037
     shares).................................       --             (2)           (3)              --            --              --
   Amortization of restricted stock..........       --             --            --               --           376              --
   Forfeiture of restricted stock............       --           (424)           --               --           167              --
   Repurchase of common stock (633,000
      shares)................................       --             --            --               --            --          (9,328)
   Reissue of treasury stock under employee
      stock purchase plan (75,560 shares)....       --            111            --               --            --             794
   Currency translation adjustment...........       --             --            --             (579)           --              --
   Dividends paid ($.01 per share)...........       --             --          (162)              --            --              --
   Net loss for 1997.........................       --             --        (7,059)              --            --              --
                                                 -----       --------      --------         --------        ------        --------
   Balance at March 31, 1997.................    $ 162       $ 87,105      $ 70,821         $ (2,643)       $ (210)       $ (8,534)
                                                 =====       ========      ========         ========        ======        ========


See accompanying notes to
consolidated financial statements

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
------------------------------------------

In Thousands (except per share amounts)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------

Principles of Consolidation
---------------------------
The Company's consolidated financial statements include the financial statements of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Minority Interests
------------------
The difference between the proceeds from the sale of stock by a subsidiary and the Company's carrying value of such stock is recorded as non-operating gains or losses at the time of the sale, provided that the criteria for gain recognition on the sale of subsidiary stock have been met. Minority interests then represent the unaffiliated stockholders' interests in the cumulative earnings of the subsidiary subsequent to the sale of stock.

At March 31, 1997, the Company has recorded minority interests of approximately $669 in other long-term liabilities in the accompanying consolidated financial statements related to the sale of common stock of its Aironet Wireless Communications, Inc. ("Aironet") subsidiary. Refer to Note 16 -- Subsidiary Stock Transactions for additional details on the sale of Aironet Wireless common stock.

Foreign Currency Translation
----------------------------
The financial statements of foreign operations are translated into U.S. dollars using the local currency as the functional currency in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". Accordingly, all assets and liabilities are translated at current rates of exchange, and operating transactions are translated at weighted average rates during the year. The translation gains and losses are accumulated as a separate component of stockholders' equity until realized. There were no income taxes allocated to the translation adjustments and transfers to net income in 1997, 1996 and 1995. Net transaction gains or losses were not material in 1997, 1996 and 1995. For further detail by geographic areas, see Note 13 - Business Segment.

Forward Foreign Currency Exchange Contracts
-------------------------------------------
The Company enters into forward foreign currency exchange contracts, which generally involve the exchange of one currency for a second currency at some future date, to hedge against the impact of changes in foreign currency exchange rates on specific foreign currency commitments. Unrealized gains and losses on these forward foreign exchange contracts are deferred and realized upon settlement of the commitment transaction. Refer to Note 11 -- Fair Value of Financial Instruments for additional details on forward foreign currency exchange contracts.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments which are both readily convertible to cash and have a maturity of three months or less when purchased to be cash equivalents. At March 31, 1997, the Company had cash

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------

of $500 held in escrow related to a Standstill Agreement with a third-party.

Trading Securities
------------------
Trading securities, which consist of marketable securities that the Company has purchased with the intent of selling within the near term, have been stated at fair value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Under SFAS No. 115, the Company records all unrealized holding gains and losses as non-operating income or loss.

During fiscal 1996, the Company recognized $339 of net unrealized holding gains on trading securities.

Inventories
-----------
Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment
----------------------
Property and equipment are recorded at historical cost and depreciated over the estimated useful lives of the assets using the straight-line method for financial reporting purposes. The ranges of the estimated useful lives are: buildings, 19 years; machinery and equipment, furniture and fixtures, and transportation equipment, 3-10 years; marketing and customer service equipment and tooling, 3 years; and leasehold improvements, over the shorter of the useful life of the asset or the life of the lease. Gains and losses from the sale or retirement of property and equipment are included in income. Fully depreciated assets are written off against accumulated depreciation.

Software Costs, Intangibles and Other Assets
--------------------------------------------
Software costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed" and are included in intangible and other assets in the accompanying consolidated balance sheets. Purchased computer software is capitalized and amortized for both financial and tax reporting purposes, using the straight-line method, over the expected useful life of the software, generally from three to seven years. Similarly, internally developed computer software for sale or lease is capitalized and amortized for financial reporting purposes using the straight-line method over three years; for tax purposes, these costs are generally expensed as incurred, though certain of these costs have been capitalized and will be amortized using the straight-line method over three years. Product development and engineering expenses are expensed as incurred for both financial and tax reporting purposes.

The excess of the purchase cost over the fair value of net assets acquired in an acquisition (goodwill) is included in intangible and other assets in the accompanying consolidated balance sheets. Goodwill is amortized on a straight-line basis over five to ten years. The Company periodically reviews goodwill to assess recoverability, and impairments, if any, would

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------

be recognized in results of operations if a permanent reduction in value were to occur.

Non-compete agreements, deferred financing costs, and license agreements have also been included in intangible and other assets in the accompanying consolidated balance sheets. Non-compete and license agreements are amortized on a straight-line basis over the life of the related contract. Deferred financing costs are amortized on a straight-line basis over the life of the related debt, with accelerated amortization recorded on any indebtedness retired prior to its scheduled maturity. All other assets included in intangible and other assets are recorded at cost and are amortized on a straight-line basis over their expected useful lives.

Revenue Recognition
-------------------
Revenues from computer hardware sales and software licenses are recognized at the time of shipment or at the time of title transfer if professional services are also performed. Professional services revenues, which include system integration and project management fees, are recognized as services are performed. In accordance with Statement of Position 91-1, "Software Revenue Recognition", revenues from custom application software sales are recognized using a percentage-of-completion method. Revenues from customer service contracts are recognized ratably over the maintenance contract period or as the services are performed.

During fiscal 1997 and 1996, the Company entered into certain software license agreements and manufacturing right contracts with third-parties. The sale of these rights have been recorded as product revenue.

Product Development and Engineering Expenses
--------------------------------------------
Expenditures for the development and engineering of products are expensed as incurred in accordance with the requirements of Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs".

During fiscal 1996, the Company was reimbursed $1,000 by a major customer for product development and engineering costs incurred by the Company during the year in connection with a product development agreement between the Company and the customer. The reimbursement has been recorded as a reduction to the Company's product development and engineering expenses.

Stock Option and Stock Purchase Plans
-------------------------------------
Stock options, which are granted to employees and non-employee directors under the Company's stock option plans at the quoted market price of the Company's common stock as of the grant date, and stock purchased by eligible employees under the Company's stock purchase plan are accounted for under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). As the stock options are granted at the quoted market price of the Company's common stock as of the grant date, no compensation expense has been recorded in accordance with APB 25. The stock purchase plan meets the criteria of a non-compensatory plan under APB 25.

Earnings Per Share
------------------
Computations of earnings per common and common equivalent share of common stock are based on the weighted average number of common shares outstanding during the period (16,062 in 1997, 15,910 in 1996 and 15,484 in 1995), increased by the net shares issuable on the assumed exercise of stock

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------

options using the treasury stock method (none in 1997, 580 in 1996 and 425 in 1995). All securities having an anti-dilutive effect on earnings per share have been excluded from such computations. Common stock purchase rights outstanding under the Company's stockholder rights plan, which potentially have a dilutive effect, have been excluded from the weighted common shares computation as preconditions to the exercisability of such rights were not satisfied.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Contingent and Unusual Items
----------------------------
Contingent and unusual items are expensed as incurred when events giving rise to such items are probable and the amounts are estimable in accordance with the requirements of Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies".

Reclassifications
-----------------
Certain items in the 1996 and 1995 consolidated financial statements and notes thereto have been reclassified to conform to the 1997 presentation.

NOTE 2 -- INVENTORIES
---------------------
Inventories at March 31 consisted of the following:

                                                                      1997                  1996
                                                                    --------              --------
         Purchased components...........................            $ 29,983              $ 50,022
         Work-in-process................................              31,579                35,379
         Finished goods.................................              22,937                25,731
                                                                    --------              --------
                                                                    $ 84,499              $111,132
                                                                    ========              ========

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------

NOTE 3 -- PROPERTY AND EQUIPMENT
--------------------------------

Property and equipment, at cost, at March 31 consisted of the following:

                                                                       1997                 1996
                                                                     -------              --------
         Machinery and equipment.........................            $56,187               $55,809
         Tooling.........................................             24,356                24,349
         Furniture and office equipment..................             19,104                18,098
         Buildings, improvements and leasehold
                  interest...............................             12,242                12,097
         Leasehold improvements..........................              7,992                 6,407
         Capital lease assets and other..................              4,553                 7,107
         Transportation equipment........................              2,988                 2,913
         Land    ........................................              1,978                 1,978
                                                                     -------               -------
                                                                     129,400               128,758
         Less-accumulated depreciation and
                  amortization...........................             83,822                74,085
                                                                     -------               -------
                                                                     $45,578               $54,673
                                                                     =======               =======

Depreciation expense for fiscal 1997, 1996 and 1995 amounted to $18,893, $15,184 and $13,419, respectively.

Net capital lease additions (retirements) were $(1,008), $1,348 and $(2,001) in fiscal 1997, 1996 and 1995, respectively. These additions or retirements are non-cash transactions and, accordingly, have been excluded from property and equipment additions in the accompanying consolidated statement of cash flows. Amortization of capital lease assets has been included in depreciation expense. Accumulated depreciation related to capital lease assets aggregated $1,177, $1,680 and $741 in fiscal 1997, 1996 and 1995, respectively.

NOTE 4 -- INTANGIBLE AND OTHER ASSETS
-------------------------------------

Intangible and other assets, net, consisted of the following at March 31:

                                                                  1997          1996
                                                                -------       -------
         Capitalized software, net of amortization
                of $7,379 and $7,071........................    $11,451       $10,566
         Long-term notes receivable.........................      9,855           650
         Goodwill relating to acquisitions, net of
                amortization of $16,889 and $13,907.........      8,962        14,775
         Investments in non-traded, closely
                held companies..............................      8,403         1,712
         Deferred financing costs, net of amortization
                of $1,708 and $1,096........................      3,542         3,848
         Non-compete agreements with former share-
                holders of acquisitions and others, net
                of amortization of $2,880 and $2,280........         --           600
         Other, net of amortization of $95 and
                $292........................................      3,881         2,470
                                                                -------       -------
                                                                $46,094       $34,621
                                                                =======       =======

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------

Amortization expense for the years ended March 31 was as follows:

                                                 1997       1996       1995
                                                ------     ------     ------
         Goodwill...........................    $4,126     $4,100     $3,748
         Capitalized software...............     3,862      2,385      1,341
         Deferred financing costs...........       612        164         32
         Non-compete agreements.............       600        720      2,024
         Licenses...........................        --        350        700
         Other  ............................       127         42        133
                                                ------     ------     ------
                                                $9,327     $7,761     $7,978
                                                ======     ======     ======

During fiscal 1997, the Company sold the assets of certain retail application software operations, including capitalized software with a net book value of $2,545. Refer to Note 15 -- Divestitures for additional details on the sale.

During fiscal 1997, the Company sold substantially all of the assets of its Itronix Corporation subsidiary, including capitalized software with a net book value of $439. Additionally, the Company expensed $1,589 of unamortized goodwill during fiscal 1997 related to the sale. Refer to Note 15 -- Divestitures for additional details on the sale.

In connection with the acquisition of Teletransaction, Inc. in fiscal 1993, the Company acquired the rights to consulting services (principally performed by Robert F. Meyerson, then Chairman of the Board and Chief Executive Officer of the Company) from Accipiter Corporation ("Accipiter"), a company owned by Mr. Meyerson's wife, and also secured a non-competition covenant from Accipiter and Mr. Meyerson. Aggregate payments for these rights were $3,600. The costs of these rights were amortized over the five year terms of the agreements and are fully amortized at March 31, 1997.

NOTE 5 -- SHORT-TERM FINANCING
------------------------------

Effective March 8, 1996, the Company replaced its previous revolving credit, term loan, and security agreement with a new credit agreement with a group of eight banks. The credit agreement, which expires on March 8, 2001, provides the Company with a maximum credit facility of $100,000 and permits the Company to borrow funds as domestic or Eurodollar advances. Funds borrowed as domestic advances bear interest at the greater of the agent bank's "Prime Commercial Lending Rate" or the Federal Funds rate plus .50% while Eurodollar advances bear interest at the agent bank's Eurodollar rate plus .50% to 1.25% based on certain capitalization levels. At March 31, 1997, the interest rate in effect under the new credit agreement for domestic advances was 8.50% and 6.75% for Eurodollar advances. In addition, the agreement requires the Company to pay a commitment fee of .15% to .375% per annum, based on certain capitalization levels, on the unused portion of the revolving commitment amount. The Company is also required to pay a utilization fee of .125% to .25% per annum, based on certain capitalization levels, on Eurodollar advances at certain borrowing levels. At March 31, 1997, the commitment fee and utilization fee rates were .20% and .125% per annum, respectively. The agreement also contains

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------

certain restrictive covenants which requires the Company to maintain certain leverage, net worth and fixed charge coverage ratios. The Company had no borrowings outstanding under the credit agreement at March 31, 1997, but has accrued $50 at March 31, 1997, for utilization fees. At March 31, 1997, the Company was in compliance with all restrictive covenants contained in the credit agreement.

Effective March 20, 1996, the Company entered into a business purpose revolving promissory note with a bank. The note provides the Company with a maximum credit facility of $20,000 and bears interest at the lending bank's "Money Market Rate" plus .50% to 1.25% per annum, based on certain capitalization levels. At March 31, 1997, the interest rate in effect under the note was 7.75%. Effective August 6, 1996, the note was extended to August 5, 1997. The Company had no borrowings outstanding under the promissory note at March 31, 1997.

Both credit facilities were amended in August 1996 to conditionally grant to the lenders a security interest in certain assets of the Company which will only become effective if the Company were to become in default under the credit agreement and then only if the requisite lenders under that facility were to direct that the security documents be filed.

During fiscal 1997, the Company had a weighted average of $7,760 outstanding under its $100,000 credit agreement and $20,000 promissory note with a weighted average interest rate of 7.0% per annum. During fiscal 1996, the Company had a weighted average of $25,354 outstanding under its previous credit facility with a weighted average interest rate of 8.9% per annum.

NOTE 6 -- ACCRUED LIABILITIES
-----------------------------

Accrued liabilities at March 31 consisted of the following:

                                                                      1997             1996
                                                                    -------          --------
       Accrued payroll and other employee compensation.........     $15,799           $10,586
       Deferred customer service revenues......................      14,329            15,063
       Accrued royalties.......................................       4,516             3,430
       Accrued commissions.....................................       3,510             3,808
       Accrued taxes other than payroll and income taxes.......       3,162             4,035
       Accrued interest........................................       1,847             2,136
       Other accrued liabilities...............................       5,837             6,094
                                                                    -------           -------
                                                                    $49,000           $45,152
                                                                    =======           =======


NOTE 7 -- INCOME TAXES

Components of (loss) income before taxes:

                                                                      1997                1996              1995
                                                                    --------            --------          --------
         Domestic operations ........................               $(19,589)            $13,758           $ 7,384
         International operations....................                 13,898              13,077             9,826
                                                                     -------             -------           -------
                                                                    $ (5,691)            $26,835           $17,210
                                                                    ========             =======           =======

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are currently in effect.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the provision for income taxes by taxing jurisdiction are as follows:

     Currently payable (refundable):                       1997             1996              1995
                                                         --------         -------           -------
           U.S......................................      $ (450)         $ 3,796            $3,429
           State and local..........................         196              264               120
           Foreign..................................       5,090            4,727             3,400
                                                          ------          -------            ------
                                                           4,836            8,787             6,949
                                                          ------          -------            ------
       Deferred:

           U.S......................................      (2,900)           1,586             1,156
           State and local..........................        (393)             178                87
           Foreign..................................        (175)            (237)               --
                                                          ------          -------            ------
           .........................................      (3,468)           1,527             1,243
                                                          ------          -------            ------
     U.S. and foreign taxes on
           income before extraordinary credit.......      $1,368          $10,314            $8,192
                                                          ======          =======            ======

The reconciliation between the reported total income tax expense and the amount computed by multiplying income (loss) before income taxes by the U.S. federal statutory tax rate is as follows:

                                                           1997      1996    1995
                                                          ------    ------  ------
U.S. federal statutory tax rate ........................  (35.0)%    35.0%   35.0%
Net taxes on repatriated earnings.......................   41.8       --      --
Foreign tax rate differential...........................    7.8       1.7     2.4
Research and development credits .......................  (19.7)     (2.2)   (2.5)
Goodwill................................................   25.5       5.6     8.3
Foreign sales corporation tax benefit...................   (6.3)      --      --
Net operating losses not currently utilized.............    7.4       --      --
Other...................................................    2.5      (1.7)    4.4
                                                           ----      ----    ----
   Consolidated effective income tax rate...............   24.0%     38.4%   47.6%
                                                           ====      ====    ====

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31 are presented below:

                                                                                      1997          1996
                                                                                    -------       -------
Deferred tax assets:
         Foreign tax credit carryover...........................................     $4,827       $    --
         Allowance for doubtful accounts........................................      1,195           701
         Inventory obsolescence and capitalization..............................      5,794         3,526
         State and local income benefits........................................      2,092         1,748
         Net operating loss and research and development
              and alternative minimum tax credit carryovers.....................      1,839         1,340
         Warranty reserves......................................................      1,374         1,068
         Employee benefits and compensation.....................................      1,929           705
         Other    ..............................................................      1,816           827
                                                                                     ------        ------
                  Total gross deferred tax assets...............................     20,866         9,915
                  Less valuation allowance......................................     (7,559)       (2,384)
                                                                                     ------        ------
                  Total deferred tax assets.....................................     13,307         7,531
                                                                                     ------        ------
Deferred tax liabilities:
         Depreciation and amortization..........................................     (5,191)       (3,019)
         Other    ..............................................................     (1,265)       (1,094)
                                                                                     ------        ------
                  Total gross deferred tax liabilities..........................     (6,456)       (4,113)
                                                                                     ------        ------
                  Net deferred tax asset........................................     $6,851        $3,418
                                                                                     ======        ======

The net change in the total valuation allowance for the years ended March 31, 1997 and 1996, was an increase of $5,175 and a decrease of $1,566, respectively. The net deferred tax asset is deemed realizable and is classified in prepaid expenses in the accompanying consolidated balance sheets.

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of March 31 will be allocated as follows:

                                                                                  1997               1996
                                                                                 ------             ------
Income tax benefit that would be reported in the
  consolidated statement of income.............................................  $1,402             $1,444
Income tax benefit that would reduce goodwill and
  other noncurrent intangible assets...........................................   6,157                940
                                                                                 ------             ------
                  Total                                                          $7,559             $2,384
                                                                                 ======             ======

No provision for U.S. income taxes on $9,760 of undistributed earnings of international subsidiaries at March 31, 1997, was made because these earnings were indefinitely reinvested in the subsidiaries. Determination of the amount of the unrecognized deferred tax liability for temporary differences related to investment in foreign subsidiaries is not practicable.

Income taxes paid in fiscal 1997, 1996 and 1995 were $8,734, $6,340 and $1,804, respectively. Income tax refunds received in fiscal 1997, 1996 and 1995 aggregated $604, $1,620 and $884, respectively.

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------

As of March 31, 1997, the Company had foreign operating loss carryovers of $3,434 for both tax and financial reporting purposes. These foreign carryovers expire at various dates through fiscal 2004.

As a result of acquisitions in prior years, the Company had domestic operating loss carryovers and domestic research and development credit carryovers for tax and financial reporting purposes in the amounts of $1,018 and $157, respectively. These domestic carryovers expire at various dates through fiscal 2008. As of March 31, 1997, the Company had domestic alternative minimum tax credit carryovers of $516. The domestic alternative minimum tax credit carryforward period is indefinite.

As of March 31, 1997, the Company had foreign tax credit carryovers of $2,957. The carryforward period is five years and expires in fiscal 2002.

There can be no assurance that foreign and domestic tax carryovers will be utilized.


NOTE 8 -- STOCK OPTIONS AND RESTRICTED STOCK
--------------------------------------------

The Company accounts for stock based compensation issued to its employees and non-employee directors in accordance with APB 25 and has elected to adopt the "disclosure-only" provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123").

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

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------

The following is a summary of the activity in the Company's stock option plans during fiscal 1995, 1996 and 1997:

                                                                        Stock Options
                                                                    -----------------------
                                                                             Average Price
                                                                     Shares    Per Share
                                                                     ------    ---------
March 31, 1994 ...............................................      1,752,700   $ 10.64
     Granted .................................................        971,500     14.73
     Exercised ...............................................       (325,245)     8.60
     Returned to pool due to employee
        terminations .........................................       (112,734)    10.84
                                                                   ----------
March 31, 1995 ...............................................      2,286,221     12.66
     Granted .................................................      1,184,626     19.10
     Exercised ...............................................       (513,927)    10.94
     Returned to pool due to employee
        terminations .........................................         (5,990)    12.28
                                                                   ----------
March 31, 1996 ...............................................      2,950,930     15.54
     Granted .................................................        956,500     14.89
     Exercised ...............................................       (127,337)    11.84
     Returned to pool due to employee
        terminations .........................................       (665,471)    16.27
                                                                   ----------
March 31, 1997 ...............................................      3,114,622     15.23
                                                                   ==========

At March 31, 1997, there were 3,114,622 options outstanding under the 1990 Plan at $8.75 to $23.00 per share.

During fiscal 1996, the Company's stockholders approved an amendment to the 1990 Plan that increased the number of shares available for issuance by 850,000 shares, to a total of 3,350,000 shares. Options available to be granted under the 1990 Plan at March 31, 1997, were 6,406. No further options can be granted under the 1983 Plan or the 1988 Plan.

The Company also has in effect a stock option plan for non-employee directors (the "Director Plan"). During fiscal 1996, the Company's stockholders approved an amendment to the Director Plan that increased the number of shares available for issuance by 150,000 shares, to a total of 400,000 shares. During the fiscal year ended March 31, 1997, 50,000 options were granted at an average price per share of $12.24. At March 31, 1997, there were 260,000 options outstanding under the Director Plan at $9.125 to $23.50 per share. At March 31, 1997, there were 106,667 options available to be granted under the Director Plan.

At March 31, 1997 and 1996, there were 6,000 options outstanding and exercisable at $14.63 per share which were not granted under the Company's stock option plans.

During fiscal 1993, the Company adopted a Restricted Stock Plan (the "Restricted Stock Plan"), under which 250,000 shares may be issued. A committee of the Board of Directors determines the time periods during which and the criteria upon which the Restricted Stock is subject to

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------

forfeiture. At March 31, 1997, 163,000 shares granted under the Restricted Stock Plan had vested, 60,000 shares were outstanding subject to forfeiture, and 27,000 shares were available to be granted as a result of shares forfeited during fiscal 1997.

During fiscal 1996, the Company's stockholders approved the 1995 Employee Stock Purchase Plan (the "1995 Stock Purchase Plan"), under which 500,000 shares of authorized but unissued common stock or treasury stock were authorized for sale to eligible employees at a 15% discount from market value. During fiscal 1997, the Company re-issued 75,560 shares of its treasury stock in satisfaction of purchases made under the 1995 Stock Purchase Plan. At March 31, 1997, a total of 84,375 shares had been issued and purchased under the 1995 Stock Purchase Plan since its inception and 415,625 shares remained available for future purchases.

For SFAS No. 123 purposes, the fair value of each option granted under the 1990 and Director Plans is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted in fiscal 1997 and 1996, respectively: dividend yield of
 .047% and .068%, expected volatility of 56.22% and 49.97%, risk-free interest rates of 6.40% and 6.05%, and an expected life of five years for grants in both fiscal 1997 and 1996.

The fair value of each right to purchase stock under the 1995 Stock Purchase Plan is estimated as of the first day of each six-month payment period using the Black-Scholes option pricing model with the following weighted average assumptions used for each purchase right earned in fiscal 1997 and 1996, respectively: dividend yield of .047% and .053%, expected volatility of 56.22% and 54.36%, risk-free interest rates of 5.18% and 5.18%, and an expected life of six and five months.

If the Company had elected to recognize the compensation cost of its stock option and stock purchase plans based on the fair value of the awards under those plans in accordance with SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts below:

                                              1997             1996
                                            --------         --------

Net (loss) income:      As reported         $ (7,059)        $ 16,521
                        Pro forma            (11,651)          14,309

Earnings per share      As reported             (.44)            1.00
                        Pro forma               (.73)             .87


NOTE 9 -- LEASES
----------------

The Company leases certain equipment under capital leases generally for terms of five years or less with renewal and purchase options. The present value of future minimum lease payments for these capital lease obligations is reflected in the consolidated balance sheet as current and noncurrent capital lease obligations. In addition, the Company leases office

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------

facilities, customer service locations and certain equipment under noncancelable operating leases.

Future minimum lease payments for years ending March 31, are as follows:

                                                     Capital             Operating
                                                      Leases               Leases
                                                      ------               ------
1998...............................................  $  746               $ 8,004
1999...............................................     779                 7,746
2000...............................................     222                 6,158
2001...............................................      31                 5,105
2002...............................................      10                 2,861
2003 and thereafter................................       5                 3,054
                                                      -----               -------
                                                      1,793               $32,928
                                                                          =======
Amount representing interest.......................    (198)
                                                     ------
Present value of net minimum lease payments........   1,595
Current portion   .................................    (627)
                                                     ------
Long-term portion .................................. $  968
                                                     ======

The Company has an option to purchase the 100,000-square-foot facility currently occupied by its corporate and engineering offices. The purchase option is exercisable for a price equal to the fair market value of the premises as determined by an independent appraisal prior to September 1, 2001.

Rent expense for fiscal 1997, 1996 and 1995 amounted to $12,296, $10,623 and $11,212, respectively.

NOTE 10 -- CONVERTIBLE SUBORDINATED NOTES AND DEBENTURES

Convertible subordinated notes and debentures at March 31, 1997 and 1996, consisted of $82,500 of 5-3/4% Convertible Subordinated Notes (the "5-3/4% Notes") and $24,724 of 7-1/2% Convertible Subordinated Debentures (the "7-1/2% Debentures").

The 5-3/4% Notes, which were issued December 12, 1995, are due January 1, 2003. The conversion price for the 5-3/4% Notes is $27.50 per common share and is subject to adjustment in certain events. Interest is payable on January 1 and July 1 in each year, and commenced July 1, 1996. On or after January 5, 1999, the 5-3/4% Notes are redeemable at any time at the option of the Company, in whole or in part, at the following prices for the following calendar years:
1999, 103.286%; 2000, 102.464%; 2001, 101.643% and 2002, 100.821%.

The 7-1/2% Debentures, which were issued June 1, 1987, are due June 1, 2012. The conversion price for the 7-1/2% Debentures of $26.75 is subject to adjustment in certain events. Interest is payable on June 1 and December 1 in each year, and commenced December 1, 1987. The Debentures are redeemable at any time at the option of the Company, in whole or in part, at 102.25% of the principal amount redeemed, declining annually to par on and after June 1, 1997. The sinking fund requires mandatory annual payments of 5% of the original $46,000 principal amount commencing June 1,

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------

1997, calculated to retire 75% of the issue prior to maturity. During fiscal 1991, the Company purchased and retired Debentures with a principal face amount aggregating $21,266, which will be applied to the earliest of the Company's sinking fund payment obligations.

Total interest paid by the Company in fiscal 1997, 1996 and 1995 was $8,368, $5,046 and $4,392, respectively.

NOTE 11 -- FAIR VALUE OF FINANCIAL INSTRUMENTS
----------------------------------------------

In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value Financial Instruments", the Company discloses the fair value of its financial instruments for which it is practicable to estimate fair value.

The following methods and assumptions were used by the Company in estimating the fair value of the following financial instruments:

       Cash and Cash Equivalents
       The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate fair value due to the short-term nature of these instruments.

       5-3/4% Notes
       The fair value of the Company's 5-3/4% Notes is based on discounted cash flow analysis. Refer to Note 10 -- Convertible Subordinated Notes and Debentures for additional information concerning the 5-3/4% Notes.

       7-1/2% Debentures
       The fair value of the Company's publicly traded 7-1/2% Debentures is based on quoted market prices. Refer to Note 10 -- Convertible Subordinated Notes and Debentures for additional information concerning the 7-1/2% Debentures.

                                             1997                  1996
                                    ---------------------  ----------------------
                                     Carrying     Fair      Carrying      Fair
                                      Amount      Value      Amount       Value
                                    ---------------------  ----------------------
Cash and cash equivalents            $45,386     $45,386     $34,828     $34,828
5-3/4% Notes                          82,500      79,314      82,500      80,503
7-1/2% Debentures                     24,724      23,982      24,724      24,724

       Forward Foreign Currency Exchange Contracts
       The fair value of forward foreign currency exchange contracts is estimated based on quotes from currency brokers. At March 31, 1997, the Company had forward foreign currency exchange contracts to purchase British Pounds with an aggregate contract value of $7,127 and an aggregate fair value of $7,214. At March 31, 1997, these contracts were scheduled to mature in April 1997.

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------

       Investments in Non-traded Companies
       It was not practicable for the Company to estimate the fair value of its investments in certain non-traded, closely held companies because of the lack of quoted market prices for those investments and the inability to estimate fair values without incurring excessive costs. These investments, which the Company holds for purposes other than trading, totaled $8,403 and $1,712 at March 31, 1997 and 1996, respectively, and are carried at cost in intangible and other assets in the accompanying consolidated balance sheets. Refer to Note 4 -- Intangible and Other Assets for additional information concerning the Company's investments in non-traded companies.

       Long-term Notes Receivable
       It was not practicable for the Company to estimate the fair value of its long-term notes receivable from certain non-traded, closely held companies because of the lack of quoted market prices for similar financial instruments and the inability to estimate fair values without incurring excessive costs. The notes, which the Company intends to hold to maturity, bear interest at various fixed and variable rates and have maturities ranging from one to four years. The long-term notes receivable, which total $9,855 and $650 at March 31, 1997 and 1996, respectively, are carried at cost in intangible and other assets in the accompanying consolidated balance sheets. Refer to Note 4 -- Intangible and Other Assets for additional information concerning long-term notes receivable.

NOTE 12 -- STOCKHOLDERS' EQUITY
-------------------------------
The exercise of non-qualified stock options results in state and federal income tax benefits to the Company equal to the difference between the market price at the date of exercise and the option price. During fiscal 1997, 1996 and 1995, $353, $1,751 and $632, respectively, was credited to additional paid-in capital as a result of such option exercises.

NOTE 13 -- BUSINESS SEGMENT
---------------------------
The Company designs, develops, manufactures, markets and services mobile and wireless transaction systems and solutions for vertical markets. The Company's business is a single segment. The Company does not believe that it is dependent upon any one customer or group of customers. No customer accounted for 10% or more of total revenues in fiscal 1997, 1996 or 1995.

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

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------

The Company has operations in the United States, Europe, Canada, Australia and Asia. Information for fiscal 1997, 1996 and 1995 follows below.

Of the U.S. revenues from unaffiliated customers in fiscal 1997, 1996 and 1995, $24,425, $20,070 and $16,293 were exports to Europe, Canada, South America, Asia, Africa and the Middle East.

Transfers between geographic areas were at cost plus a negotiated mark-up.

Assets of geographic areas are identified with the operations of each area. Corporate assets consist of property and equipment.

                                                      United                                   Adjustment &
     1997                                             States        Europe        Other         Elimination          Consolidated
     ----                                             ------        ------        -----         -----------          ------------

Revenues from unaffiliated
 customers.....................................      $355,256       $65,292       $45,464         $      --             $466,012
Transfers between geo-
 graphic areas.................................        70,251           463        43,874          (114,588)                  --
                                                    ---------       -------       -------         ---------             --------
         Total revenues........................      $425,507       $65,755       $89,338         $(114,588)            $466,012
                                                     ========       =======       =======         =========             ========
Operating income...............................      $ 17,105       $ 1,680       $22,036         $ (25,641)            $ 15,180
                                                     ========       =======       =======         =========
Interest expense, net..........................                                                                           (6,566)
Non-operating income...........................                                                                           34,726
Foreign currency transac-
   tion gain (loss), net.......................           (19)         (387)          (58)               --                 (464)
Corporate expenses, net........................                                                                          (48,567)
                                                                                                                        --------
Income before income
 taxes.........................................                                                                         $ (5,691)
                                                                                                                        ========
Identifiable assets at
         March 31, 1997........................      $287,644       $32,578       $27,157         $      --             $347,379
                                                     ========       =======       =======         =========             ========
Corporate assets...............................                                                                           14,405
                                                                                                                        --------
Total assets at
         March 31, 1997........................                                                                         $361,784
                                                                                                                        ========

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------


                                                      United                                      Adjustment &
     1996                                             States        Europe         Other          Elimination        Consolidated
     ----                                             ------        ------         -----          -----------        ------------
Revenues from unaffiliated
 customers.....................................      $382,156       $69,588       $34,725         $      --             $486,469
Transfers between geo-
 graphic areas.................................        45,508           896        38,603           (85,007)                  --
                                                    --------        -------       -------          --------             --------
         Total revenues........................      $427,664       $70,484       $73,328          $(85,007)            $486,469
                                                     ========       =======       =======          ========             ========

Operating income...............................      $ 50,935       $ 6,506       $ 5,759          $    996             $ 64,196
                                                     ========       =======      ========          ========
Interest expense, net..........................                                                                           (6,010)
Non-operating income...........................                                                                            1,517
Foreign currency transac-
   tion gain (loss), net.......................           (18)          115          (157)               --                  (60)
Corporate expenses, net........................                                                                          (32,808)
                                                                                                                        --------
Income before income
 taxes.........................................                                                                         $ 26,835
                                                                                                                        ========
Identifiable assets at
         March 31, 1996........................      $297,154       $43,142       $35,130          $     --             $375,426
                                                     ========       =======       =======          ========
Corporate assets...............................                                                                           13,783
                                                                                                                        --------
Total assets at
         March 31, 1996........................                                                                         $389,209
                                                                                                                        ========



                                                      United                                      Adjustment &
     1995                                             States       Europe          Other          Elimination         Consolidated
     ----                                             ------       ------          -----          -----------         ------------

Revenues from unaffiliated
 customers.....................................      $285,603       $62,679       $31,237          $     --             $379,519
Transfers between geo-
 graphic areas.................................        36,254           443        28,973           (65,670)                  --
                                                     --------       -------       -------          --------             --------
         Total revenues........................      $321,857       $63,122       $60,210          $(65,670)            $379,519
                                                     ========       =======       =======          ========             ========
Operating income...............................      $ 40,676       $ 3,434       $ 6,658          $   (232)            $ 50,536
                                                     ========       =======       =======          ========
Interest expense, net..........................                                                                           (3,696)
Foreign currency transac-
   tion gain, net .............................          --             145           299                --                  444
Corporate expenses, net........................                                                                          (30,074)
                                                                                                                         -------
Income before income
 taxes.........................................                                                                         $ 17,210
                                                                                                                        ========
Identifiable assets at
         March 31, 1995........................      $193,077       $40,943       $30,575          $     --             $264,595
                                                     ========       =======       =======          ========
Corporate assets...............................                                                                           11,532
                                                                                                                        --------
Total assets at
         March 31, 1995........................                                                                         $276,127
                                                                                                                        ========

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------

NOTE 14 -- INTERNATIONAL OPERATIONS

The consolidated financial statements include the following with respect to the net income and net assets of the Company's international subsidiaries and branches during the three years ended March 31:

                                                  1997                1996                 1995
                                                -------             -------              -------

         Net income ...........................  $18,484             $ 7,695             $ 6,712
         Net assets ...........................  $36,727             $58,764             $49,913


NOTE 15 -- DIVESTITURES
-----------------------

Effective April 1, 1996, the Company sold the assets of certain retail application software operations, with net assets of approximately $5,000, to a third-party in exchange for $150 in cash and $7,000 in secured promissory notes, including interest. In addition to the proceeds from the sale, the Company also entered into a software license agreement with the third-party purchaser. The agreement provides for the Company to receive, over the next five years, license fees amounting to 20% of the revenue generated by the purchased software, with minimum required payments aggregating $6,600. The $7,000 in promissory notes received in connection with the divestiture have been excluded from the accompanying consolidated statement of cash flows as a non-cash transaction.

Effective December 31, 1996, the Company sold substantially all of the assets of its Itronix Corporation subsidiary, with a net book value of $30,848, as well as all of the subsidiary's associated business, in exchange for $65,524 in cash, plus the buyer's assumption of certain specified liabilities of the transferred business totaling $8,229. The transaction resulted in a $32,653 gain, net of transaction costs of $10,252, which has been recorded as other non-operating income in the accompanying consolidated statement of operations. The buyer is entitled to customary indemnification from the Company with respect to retained liabilities and, through March 31, 1998, to the Company's representations, warranties and covenants in the sale agreement. Under the terms of the sale, the Company is precluded from competing with the buyer in the manufacture and sale of ruggedized notebook computers for a period of five years after the date of sale, other than the Company's resale of products obtained from the buyer under a mutual reseller agreement.

NOTE 16 -- SUBSIDIARY STOCK TRANSACTIONS
----------------------------------------

During fiscal 1997, the Company repurchased 432,558 shares of the voting common stock of its Metanetics Corporation ("Metanetics") subsidiary, a licensor and developer of image reading technology, from a former employee. The shares were repurchased by the Company at a price of $1.04 per share and resulted in a $449 non-operating loss. The Company subsequently re-sold the repurchased shares during fiscal 1997 to a corporation owned by Mr. Meyerson and his wife at a price of $1.04 per share price, resulting in

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------

a non-operating gain of $449. The Company's remaining percentage interest in the voting common stock of Metanetics at March 31, 1997, was 49%.

During fiscal 1997, the Company sold 808,500 shares of voting common stock of its Aironet subsidiary, a developer, manufacturer, and marketer of wireless LAN systems, to a corporation owned by Mr. Meyerson at a price of $1.86 per share in exchange for a promissory note, secured by the purchased stock, in the amount of $1,504. This transaction resulted in the establishment of a minority interest of $669 which has been included in other long-term liabilities in the accompanying consolidated balance sheets at March 31, 1997. At March 31, 1997, the Company has deferred a gain of $835 related to this transaction as the criteria for the recognition of gain on the sale of subsidiary stock had not been met. The Company's remaining percentage interest in the voting common stock of Aironet at March 31, 1997, was 90%. The sale of Aironet common stock has been excluded from the accompanying consolidated statement of cash flows as a non-cash transaction.

NOTE 17 -- TREASURY STOCK TRANSACTIONS
--------------------------------------

During fiscal 1997, the Company repurchased 633,000 shares of its common stock, at a weighted average price of $14.74 per share, pursuant to its open market repurchase program. Additionally, during fiscal 1997, the Company re-issued 75,560 shares of its treasury stock to satisfy purchases made by employees through the 1995 Stock Purchase Plan at a weighted average price of $11.97 per share. The remaining 557,440 shares of treasury stock have been accounted for at cost plus brokerage fees under the caption of treasury stock in the accompanying consolidated financial statements. The re-issuance of treasury stock in satisfaction of the purchases made through the 1995 Stock Purchase Plan have been excluded from the accompanying consolidated statement of cash flows as a non-cash transaction.

NOTE 18 -- COMMITMENTS AND CONTINGENCIES
----------------------------------------

In December 1992, four class action suits were filed in the United States District Court, Northern District of Ohio, by certain alleged stockholders of the Company on behalf of themselves and purported classes consisting of Telxon stockholders, other than defendants and their affiliates, who purchased the Company's common stock between May 20, 1992 and January 19, 1993. The named defendants are the Company, former President and Chief Executive Officer Raymond
D. Meyo, and then President, Chief Operating Officer and Chief Financial Officer Dan R. Wipff. On February 1, 1993, the plaintiffs filed their Amended and Consolidated Class Action Complaint related to the four actions, alleging claims for fraud on the market and negligent misrepresentation, arising from alleged misrepresentations and omissions with respect to the Company's financial performance and prospects, and alleged trading activities of the named individual defendants. The Amended Complaint seeks unspecified compensatory damages, the imposition of a constructive trust on certain of the defendants' assets and other unspecified extraordinary equitable and/or injunctive relief, interest, attorneys' fees

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------

and costs. The defendants, including the Company, filed a Motion to Dismiss which was denied by the court on June 3, 1993.

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

Following the completion of discovery (other than of experts), each defendant filed a Motion for Summary Judgment on May 19, 1995, all of which were opposed by the plaintiffs. On September 14, 1995, the Court granted each defendant summary judgment on all counts, which the plaintiffs appealed to the United States Sixth Circuit Court of Appeals. The appeal was heard on October 24, 1996, and the parties are awaiting the decision from the Court of Appeals. The defendants intend to continue vigorously defending the Consolidated Class Action. Though there can be no assurance that the Company's summary judgment will be upheld on appeal on all counts or as to the ultimate outcome of any portion of the case with respect to which the summary judgment may be reversed, no provision has been made in the accompanying consolidated financial statements for any liability that may result to the Company in such an event.

On September 21, 1993, a derivative Complaint was filed in the Court of Chancery of the State of Delaware, in and for Newcastle County, by an alleged stockholder of Telxon derivatively on behalf of Telxon. The named defendants are the Company; Robert F. Meyerson, former Chairman of the Board, Chief Executive Officer and director; Dan R. Wipff, then President, Chief Operating Officer and Chief Financial Officer and director; Robert A. Goodman, Corporate Secretary and outside director; Norton W. Rose, outside director; and Dr. Raj Reddy, outside director. The Complaint alleges breach of fiduciary duty to the Company and waste of the Company's assets in connection with certain transactions entered into by Telxon and compensation amounts paid by the Company. The Complaint seeks an accounting, injunction, rescission, attorneys' fees and costs. While the Company is nominally a defendant in this derivative action, no monetary relief is sought by the plaintiff from the Company. On November 12, 1993, Telxon and the individual director defendants filed a Motion to Dismiss. The plaintiff filed his brief in opposition to the Motion on May 2, 1994, and the defendants filed a final responsive brief. The Motion was argued before the Court on March 29, 1995, and on July 18, 1995, the Court issued its ruling. The Court dismissed all of the claims relating to the plaintiff's allegations of corporate waste. The claims relating to breach of fiduciary duty survived the Motion to Dismiss and are now the subject of discovery, which is continuing; no deadline for the completion of the discovery has yet been set by the Court.

On October 31, 1996, plaintiff's counsel filed a Motion to Intervene in the derivative action on behalf of a new plaintiff stockholder. As part of the Motion to Intervene, the intervening plaintiff asked that the Court designate as operative for the action the intervening plaintiff's proposed

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------

Complaint, which alleges that a series of transactions in which the Company acquired certain technology from a corporation affiliated with Mr. Meyerson was wrongful in that Telxon already owned the technology by means of a pre-existing consulting agreement with another affiliate of Mr. Meyerson; the intervenor's complaint also names Raymond D. Meyo, President, Chief Executive Officer and director at the time of the first acquisition transaction, as a new defendant. The defendants opposed the Motion on grounds that the new claim alleged in the proposed Complaint and the addition of Mr. Meyo were time-barred by the statute of limitations and the intervening plaintiff did not satisfy the standards for intervention. After taking legal briefs, the Court ruled on June 13, 1997 to permit the intervention. The defendants believe that the post-intervention claims lack merit, and they intend to continue vigorously defending this action. While the ultimate outcome of this action cannot presently be determined, the Company does not anticipate that this matter will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows and accordingly has not made provisions for any loss or related insurance recovery in the accompanying consolidated financial statements.

In the normal course of its operations, the Company is subject to performance under contracts and assertions that technologies it utilizes may infringe third party intellectual properties, and has various legal actions and certain contingencies pending, including a claim made by the owner of a manufacturing facility formerly leased by the Company that the Company caused and should remediate soil contamination at the facility and may be responsible for possible diminution in the economic value of the premises allegedly resulting from the contamination. The Company, with professional assistance, is continuing to investigate the scope, nature and cause of the contamination. Information necessary to support a reasonable estimate of the scope of loss, if any, is not presently available and, accordingly, no provision has been made in accompanying financial statements. The Company, while not conceding denial of coverage, has been advised by its insurers that coverage is not available concerning this matter. While the Company, based on the information currently available to it, continues to believe the matter's ultimate resolution will not have a material adverse effect on the Company's business or financial condition, if the Company were ultimately held responsible for the alleged contamination, the associated loss could have a material adverse effect on results of operations for one or more quarters in which the associated charge(s) would be taken. In management's opinion, all other such outstanding matters have either been reflected in the consolidated financial statements, are covered by insurance or would not have a material adverse effect on the Company's business, consolidated financial position or results of operations or cash flows.

NOTE 19 -- NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS
-------------------------------------------------

During fiscal 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 modifies the manner in which an entity computes, presents and discloses its earning per share. The Company is required to adopt the provisions of SFAS No. 128 beginning with the third quarter ending December 31, 1997, as a part of which the Company will be

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------

required to restate all prior-period earnings per share amounts presented for comparative purposes. As the adoption of SFAS No. 128 will only modify the calculation of earnings per share, there will be no effect on the Company's consolidated financial position or results of operations or cash flows.

During fiscal 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"). SFAS No. 129 requires an entity to disclose the rights and privileges of its outstanding securities, the liquidation preference of any preferred stock and the redemption requirements of any redeemable stock. The Company is required to adopt the provisions of SFAS No. 129 for the fiscal year ending March 31, 1998. As the adoption of SFAS No. 129 will only require additional disclosures, there will be no effect on the Company's consolidated financial position or results of operations or cash flows.

During fiscal 1997, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" ("SOP 96-1"). SOP 96-1 requires an entity to accrue a liability for environmental remediation if (1) litigation against the entity has commenced or a claim or assessment against the entity has been asserted, or commencement of litigation or assertion of a claim or an assessment against the entity is probable, and (2) the amount of the loss can be reasonably estimated. The Company is required to adopt the provision of SOP 96-1 for the fiscal year ending March 31, 1998. Management believes that the adoption of this pronouncement will not have a material effect on the Company's consolidated financial position or results of operations or cash flows.

NOTE 20 -- OTHER TRANSACTIONS
-----------------------------

Due to the fiscal 1997 retirement of Mr. Meyerson, the Company's former Chairman of the Board and Chief Executive Officer, the Company did not renew its consulting agreement with Accipiter. Pursuant to the terms of the consulting agreement regarding the effects of non-renewal, the Company paid Accipiter $2,520 in cash. Additionally, the Company provided Mr. Meyerson with a cash retirement package of $3,000. Both the non-renewal of the consulting agreement and the retirement package are reflected in the accompanying consolidated statement of operations.

NOTE 21 -- SUBSEQUENT EVENTS
----------------------------

Subsequent to March 31, 1997, the Company repurchased 215,700 shares of its common stock, at a weighted average price of $15.09 per share, pursuant to its open market repurchase program.

Subsequent to March 31, 1997, the Company repurchased 80,000 shares of Metanetics voting common stock at a price of $1.04 per share from former

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------

key employees. This repurchase of shares resulted in an increase in the Company's interest in Metanetics to 51%.


NOTE 22 -- QUARTERLY DATA (UNAUDITED)
-------------------------------------

                                                                              Quarter
                                              ------------------------------------------------------------------------
1997                                            First           Second          Third          Fourth(a)      Year(b)
----                                          ---------        --------       --------        ----------     ---------

Revenues .................................     $112,383        $108,314       $123,575        $121,740       $466,012
Gross profit..............................       35,510          34,335         33,963          48,332        152,140

Net (loss) income.........................     $ (4,797)       $ (4,702)      $  2,135        $    305       $ (7,059)
                                               ========        ========       ========        ========       ========

Earnings per common and common
  equivalent share:
Net (loss) income per share ..............       $(.29)           $(.29)      $    .13        $    .02        $ (.44)
                                               ========        ========       ========        ========       ========

(a) Fourth quarter adjustments were not material to the quarterly results of operations.

(b)    The net (loss) income per share for the quarters does not equal net
       (loss) per share for the year due to differentials in the impact of quarterly and annual weighted new stock issuances on the weighted average number of shares outstanding for each respective period.

                                                                              Quarter
                                              ------------------------------------------------------------------------
1996                                            First           Second          Third          Fourth(a)      Year(b)
----                                          ---------        --------       --------        ----------     ---------
Revenues ...................................   $103,541        $107,016       $131,030        $144,882       $486,469
Gross profit................................     43,127          45,516         52,491          57,199        198,333

Net income..................................   $  2,229        $  2,811       $  4,205        $  7,276       $ 16,521
                                               ========        ========       ========        ========       ========
Earnings per common and common
  equivalent share:
Net income per share ..... ..................  $    .14        $    .17       $    .26        $    .45       $   1.00
                                               ========        ========       ========        ========       ========

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

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
--------------------------------------------------------------------
         AND FINANCIAL DISCLOSURES
         -------------------------

Not Applicable.

                                    PART III

Except for certain information relating to the Company's executive officers included in Part I of this Form 10-K, the information called for by this Part III is not set forth herein but is incorporated by reference from the definitive proxy statement which the Company intends to file with the Securities and Exchange Commission within 120 days of the close of its fiscal year ended March 31, 1997, with respect to the 1997 Annual Meeting of the Company's stockholders scheduled to be held September 10, 1997, or will otherwise be timely filed.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

       (a)    List of documents filed as part of this Report:

              (1) Consolidated Financial Statements: Reference is made to the Index on page 40 herein.

              (2) Financial Statement Schedule: Reference is made to the Index on page 40 herein. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements of the notes thereto.

              (3)    Exhibits required by Item 601 of Regulation S-K:

                     2 Asset Purchase Agreement by and among Dynatech Corporation, IAQ Corporation, the Registrant and Itronix Corporation, a wholly owned subsidiary of the Registrant, dated as of December 28, 1996, incorporated herein by reference to Exhibit 2 to Registrant's Form 8-K dated December 31, 1996.

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

                     4.1 Portions of the Restated Certificate of Incorporation of Registrant pertaining to the rights of holders of Registrant's Common Stock, par value $.01 per share, incorporated herein by reference to Exhibit 3.1 to Registrant's Form 10-K for the year ended March 31, 1993.

                     4.2 Text of form of Certificate for Registrant's Common Stock, par value $.01 per share, and description of graphic and image material appearing thereon, incorporated herein by reference to Exhibit 4.2 to Registrant's Form 10-Q for the quarter ended June 30, 1995.

                     4.3 Rights Agreement between Registrant and KeyBank National Association, as Rights Agent, dated as of August 25, 1987, as amended and restated as of July 31, 1996, incorporated herein by reference to
                            Exhibit 4 to Registrant's Form 8-K dated August 5, 1996.

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

                            4.3.2 Letter agreement among Registrant, KeyBank National Association and Harris Trust and Savings Bank, dated June 11, 1997, with respect to the appointment of Harris Trust and Savings Bank as successor Rights Agent under the Rights Agreement included as
                                   Exhibit 4.3 above, filed herewith.

                     4.4 Indenture by and between Registrant and AmeriTrust Company National Association, as Trustee, dated as of June 1, 1987, regarding Registrant's 7-1/2% Convertible Subordinated Debentures Due 2012, incorporated herein by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-3, Registration No. 33-14348, filed May 18, 1987.

                            4.4.1 Form of Registrant's 7-1/2% Convertible Subordinated Debentures Due 2012 (set forth in the Indenture included as Exhibit 4.4 above).

       4.5 Indenture by and between Registrant and Bank One Trust Company, N.A., as Trustee, dated as of December 1, 1995, regarding Registrant's 5-3/4% Convertible Subordinated Notes due 2003, incorporated herein by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-3, Registration No. 333-1189, filed February 23, 1996.

              4.5.1 Form of Registrant's 5-3/4% Convertible Subordinated Notes due 2003 issued under the Indenture included as Exhibit 4.5 above, incorporated herein by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-3, Registration No. 333-1189, filed February 23, 1996.

              4.5.2 Registration Rights Agreement by and among Registrant and Hambrecht & Quist LLC and Prudential Securities Incorporated, as the Initial Purchasers of Registrant's 5-3/4% Convertible Subordinated Notes due 2003, with respect to the registration of said Notes under applicable securities laws, incorporated herein by reference to
                     Exhibit 4.3 to Registrant's Registration Statement on Form S-3, Registration No. 333-1189, filed February 23, 1996.

       10.1   Compensation and Benefits Plans of Registrant.

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

              10.1.2 1990 Stock Option Plan for employees of Registrant, as amended, incorporated herein by reference to Exhibit 10.1.3 to Registrant's Form 10-Q for the quarter ended September 30, 1995.

              10.1.3 1990 Stock Option Plan for Non-Employee Directors of
                     Registrant, as amended, incorporated herein by reference to
                     Exhibit 10.1.4 to Registrant's Form 10-Q for the quarter ended September 30, 1995.

              10.1.4 Non-Qualified Stock Option Agreement between Registrant and
                     Raj Reddy, dated as of October 17, 1988, incorporated herein by reference to Exhibit 10.1.6 to Registrant's Form 10-K for the year ended March 31, 1994.

                     10.1.4.a Description of amendment extending the term of the
                              Agreement included as Exhibit 10.1.4 above, incorporated herein by reference to Exhibit 10.1.6.a to Registrant's Form 10-Q for the quarter ended September 30, 1994.

              10.1.5 1992 Restricted Stock Plan of Registrant, incorporated herein by reference to Exhibit 10.1.17 to Registrant's Form 10-Q for the quarter ended December 31, 1993.

                     10.1.5.a Amendment, dated December 7, 1993, to the Plan
                              included as Exhibit 10.1.5 above, incorporated herein by reference to Exhibit 10.1.17.a to Registrant's Form 10-Q for the quarter ended December 31, 1993.

                     10.1.5.b Amendment, dated July 18, 1994, to the Plan
                              included as Exhibit 10.1.5 above, incorporated herein by reference to Exhibit 10.1.17.b to Registrant's Form 10-Q for the quarter ended September 30, 1994.

              10.1.6 1995 Employee Stock Purchase Plan of Registrant, as
                     amended, incorporated herein by reference to Exhibit 10.1.7 to Registrant's Form 10-Q for the quarter ended September 30, 1995.

              10.1.7 1996 Stock Option Plan for employees, directors and advisors of Aironet Wireless Communications, Inc., a subsidiary of Registrant, filed herewith.

              10.1.8 Non-Competition Agreement by and between Registrant and
                     Robert F. Meyerson, effective February 27, 1997, filed herewith.

              10.1.9 Employment Agreement between Registrant and Frank Brick, effective as of October 15, 1993, incorporated herein by reference to Exhibit 10.1.16 on Registrant's Form 10-Q for the quarter ended September 30, 1994.

             10.1.10 Employment Agreement between Registrant and Leonard D.
                     Abeita, effective as of April 1, 1997, filed herewith.

             10.1.11 Employment Agreement between Registrant and James G.
                     Cleveland, effective as of April 1, 1997, filed herewith.

             10.1.12 Employment Agreement between Registrant and Kenneth W.
                     Haver, effective as of April 1, 1997, filed herewith.

             10.1.13 Employment Agreement between Registrant and David D.
                     Loadman, effective as of April 1, 1997, filed herewith.

             10.1.14 Employment Agreement between Registrant and David W.
                     Porter, effective as of April 1, 1997, filed herewith.

             10.1.15 Employment Agreement between Registrant and Dan R. Wipff, effective as of April 1, 1997, filed herewith.

             10.1.16 Letter of the Audit Committee of Registrant's Board of
                     Directors, dated July 22, 1996, engaging Norton Rose to act as the Committee's delegate to advise and assist Registrant's management, filed herewith.

       10.2   Material Leases of Registrant.

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

              10.3   Credit Agreements of Registrant.

                     10.3.1 Credit Agreement by and among Registrant, the
                            lenders party thereto from time to time and The Bank of New York, as letter of credit issuer, swing line lender and agent for the lenders, dated as of March 8, 1996, incorporated herein by reference to Exhibit
                            10.3.2 to Registrant's Form 10-K for the year ended March 31, 1996.

                            10.3.1.a Amendment No. 1, dated as of August 6,
                                     1996, to the Agreement included as Exhibit
                                     10.3.1 above, incorporated herein by
                                     reference to Exhibit 10.3.2.a to
                                     Registrant's Form 8-K dated August 16,
                                     1996.

                            10.3.1.b Security Agreement, dated as of August 6,
                                     1996, by and among the Registrant and The
                                     Bank of New York, as Agent, incorporated herein by reference to Exhibit 10.3.2.b to Registrant's Form 8-K dated August 16, 1996.

                            10.3.1.c Amendment No. 2, dated as of December 16,
                                     1996, to the Agreement included as Exhibit
                                     10.3.1 above, incorporated herein by
                                     reference to Exhibit 10.3.2.c to
                                     Registrant's Form 8-K dated December 16,
                                     1996.

                     10.3.2 Business Purpose Revolving Promissory Note made by
                            Registrant in favor of Bank One, Akron, N.A., dated September 8, 1995, and related Letter Agreement between them of even date, incorporated herein by reference to Exhibit 10.3.2 to Registrant's Form 10-Q for the quarter ended September 30, 1995.

                     10.3.3 Business Purpose Revolving Promissory Note made by
                            Registrant in favor of Bank One, Akron, N.A., dated November 24, 1995, and related Letter Agreement between them dated November 22, 1995, incorporated herein by reference to Exhibit 10.3.3 to Registrant's Form 10-Q for the quarter ended December 31, 1995.

                     10.3.4 Business Purpose Revolving Promissory Note made by
                            Registrant in favor of Bank One, Akron, N.A., dated January 31, 1996, and related Letter Agreement between them dated of even date, incorporated herein by reference to Exhibit 10.3.4 to Registrant's Form 10-Q for the quarter ended December 31, 1995.

                     10.3.5 Business Purpose Revolving Promissory Note made by
                            Registrant in favor of Bank One, Akron, N.A., dated February 29, 1996, and related Letter Agreement between them dated of even date, incorporated herein by reference to Exhibit 10.3.6 to Registrant's Form 10-K for the year ended March 31, 1996.

                     10.3.6 Business Purpose Revolving Promissory Note (Swing
                            Line) made by Registrant in favor of Bank One, Akron, N.A., dated March 20, 1996, incorporated herein by reference to Exhibit 10.3.7 to Registrant's Form 10-K for the year ended March 31, 1996.

                     10.3.7 Business Purpose Revolving Promissory Note (Swing
                            Line) made by Registrant in favor of Bank One, Akron, NA, dated August 6, 1996 (in replacement of the Note included as Exhibit 10.3.7 above), incorporated herein by reference to

                            Exhibit 10.3.8 to Registrant's Form 8-K dated August 16, 1996.

                            10.3.7.a Bank One Security Agreement, dated as of
                                     August 6, 1996, by and among Registrant
                                     and Bank One, Akron, NA, incorporated
                                     herein by reference to Exhibit 10.3.8.a to Registrant's Form 8-K dated August 16, 1996.

              10.4 Amended and Restated Agreement between Registrant and Symbol Technologies, Inc., dated as of September 30, 1992, incorporated herein by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended March 31, 1993.

              10.5 Agreement of Purchase and Sale of Assets by and among Vision Newco, Inc., a subsidiary of Registrant, Virtual Vision, Inc., as debtor and debtor in possession, and the Official Unsecured Creditors' Committee, on behalf of the bankruptcy estate of Virtual Vision, dated as of July 13, 1995, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended June 30, 1995.

              10.6 Subscription Agreement by and among New Meta Licensing Corporation, a subsidiary of Registrant, and certain officers of Registrant as Purchasers, dated as of September 19, 1995, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended September 30, 1995.

              10.7 Shareholder Agreement by and among New Meta Licensing Corporation, a subsidiary of Registrant, and its Shareholders, including the officers of Registrant party to the Agreement included as Exhibit 10.6 above, dated as of September 29, 1995, incorporated herein by reference to
                     Exhibit 10.9 to Registrant's Form 10-Q for the quarter ended September 30, 1995.

                     10.7.1 First Amendment, dated as of September 29, 1995, to the Agreement included as Exhibit 10.7 above, incorporated herein by reference to Exhibit 10.9.1 to Registrant's Form 10-Q for the quarter ended December 31, 1995.

                     10.7.2 Second Amendment, dated as of January, 1996, to the
                            Agreement included as Exhibit 10.7 above, incorporated herein by reference to Exhibit 10.9.2 to Registrant's Form 10-Q for the quarter ended December 31, 1995.

                            10.7.3 Amended and Restated Shareholder Agreement by
                                   and among Metanetics Corporation (fka New
                                   Meta Licensing Corporation) and its
                                   Shareholders, dated as of March 28, 1996, superseding the Agreement included as Exhibit
                                   10.7 above, as amended by the First and
                                   Second Amendments thereto included as
                                   Exhibits 10.7.1 and 10.7.2 above,
                                   incorporated herein by reference to Exhibit
                                   10.9.3 to Registrant's Form 10-K for the year ended March 31, 1996.

                            10.7.4 First Amendment, dated as of March 30, 1996,
                                   to the Agreement included as Exhibit 10.7.3 above, incorporated herein by reference to
                                   Exhibit 10.9.4 to Registrant's Form 10-K for the year ended March 31, 1996.

                     10.8 Stock Purchase Agreement by and among Meta Holding Corporation, a subsidiary of Registrant, and certain officers of Registrant as Purchasers, dated as of March 30, 1996, filed herewith.

                     10.9 Stock Purchase Agreement by and between Metanetics Corporation, a subsidiary of Registrant fka New Meta Licensing Corporation, and Accipiter II, Inc., dated as of September 30, 1996, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended September 30, 1996.

                     10.10 Stock Purchase Agreement by and between Registrant and Telantis Capital, Inc., dated as of March 31, 1997, filed herewith.

                     11. Computation of Common Shares outstanding and earnings per share for the fiscal years ended March 31, 1997, 1996 and 1995, filed herewith.

                     21.    Subsidiaries of Registrant, filed herewith.

                     23.    Consent of Coopers & Lybrand L.L.P., filed herewith.

                     24. Power of Attorney executed by members of the Board of Directors of Registrant, filed herewith.

                     27. Financial Data Schedule as of March 31, 1997, filed herewith.

         (b)      Reports on Form 8-K

                  During the fiscal quarter ended December 31, 1996 for which this Quarterly Report on Form 10-K is filed, Registrant filed the following Current Reports on Form 8-K: (i) Current Report dated December 16, 1996, reporting an amendment to Registrant's primary credit facility with The Bank of New York, as Agent for an eight-
              bank lending group; and (ii) Current Report dated December 31, 1996, reporting the sale by the Company of substantially all of the assets and all the associated business of its wholly owned Itronix Corporation subsidiary to IAQ Corporation, a wholly owned subsidiary of Dynatech Corporation (the "Buyer"), for approximately $65.5 million (included as Appendix A in the Form 8-K were (1) a pro forma condensed balance sheet as of September 30, 1996, giving effect to (A) the sale of substantially all of the Itronix assets to, and the assumption of certain specified Itronix liabilities by, the Buyer, and (B) related pro forma adjustments, all as though the transaction occurred at September 30, 1996; and (2) unaudited pro forma condensed statements of operations for the fiscal year ended March 31, 1996, and for the six months ended September 30, 1996, giving effect to (A) the elimination of the results of operations of the Registrant's Itronix subsidiary, as described in Note (A) thereto, and (B) related pro forma adjustments, all as though the transaction occurred on April 1, 1995).

                       TELXON CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                              Dollars in Thousands

                                          Balance at            Additions                            Balance at
                                         Beginning of          Charged to                              End of
Description                                Period          Costs and Expenses      Deductions          Period
-----------                                ------          ------------------      ----------          ------

Valuation account for accounts
         receivable:

         Year ended March 31, 1997:           $ 1,731           $   378             $   513 (a)       $ 1,596
         Year ended March 31, 1996:           $ 1,832           $ 1,538             $ 1,639 (a)       $ 1,731
         Year ended March 31, 1995:           $ 1,635           $ 1,158             $   961 (a)       $ 1,832


Valuation account for inventory:

         Year ended March 31, 1997:          $ 10,063          $ 11,521             $ 5,601 (b)      $ 15,983
         Year ended March 31, 1996:          $ 10,942          $  2,026             $ 2,905 (b)      $ 10,063
         Year ended March 31, 1995:          $  9,850          $  7,407             $ 6,315 (b)      $ 10,942






(a)      Doubtful accounts charged off, net of recoveries.
(b)      Write off of excess and/or obsolete material.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         TELXON CORPORATION

Date:        June 30, 1997               By:     /s/ Frank E. Brick
                                                 ------------------
                                                 Frank E. Brick, President and
                                                 Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This report may be signed in multiple counterparts, all of which taken together shall constitute a single document.

                                                                        President,
/s/    Frank E. Brick                                               Chief Executive Officer            June 30, 1997
-------------------------------------------------               (principal executive officer)
       Frank E. Brick                                                  and Director

/s/    Kenneth W. Haver                                            Senior Vice President and
-------------------------------------------------                   Chief Financial Officer            June 30, 1997
       Kenneth W. Haver                                          (principal financial officer)

/s/    Gary L. Grand                                                  Corporate Controller
-------------------------------------------------                    (principal accounting             June 30, 1997
       Gary L. Grand                                                       officer)

*      Dr. Raj Reddy                                                 Chairman of the Board             June 30, 1997
-------------------------------------------------                         and Director
       Dr. Raj Reddy

*      John H. Cribb                                               Vice Chairman of the Board          June 30, 1997
-------------------------------------------------                         and Director
       John H. Cribb

*      Robert A. Goodman                                                    Director                   June 30, 1997
-------------------------------------------------
       Robert A. Goodman

*      Norton W. Rose                                                       Director                   June 30, 1997
-------------------------------------------------
       Norton W. Rose

*      Richard J. Bogomolny                                                 Director                   June 30, 1997
-------------------------------------------------
       Richard J. Bogomolny


         * The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Power of Attorney filed with the Securities and Exchange Commission as Exhibit 24 hereto on behalf of the Directors named therein unless otherwise indicated by manual signature on this Annual Report on Form 10-K.

Date:      June 30, 1997               By:   /s/ Kenneth W. Haver
                                            --------------------
                                            Kenneth W. Haver, Attorney-in-fact

                               TELXON CORPORATION

                                   EXHIBITS TO

                                    FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                INDEX TO EXHIBITS
                                -----------------

Where
Filed

     *        2      Asset Purchase Agreement by and among Dynatech Corporation,
                     IAQ Corporation, the Registrant and Itronix Corporation, a wholly owned subsidiary of the Registrant, dated as of December 28, 1996, incorporated herein by reference to
                     Exhibit 2 to Registrant's Form 8-K dated December 31, 1996.

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
                     Registrant pertaining to the rights of holders of Registrant's Common Stock, par value $.01 per share, incorporated herein by reference to Exhibit 3.1 to Registrant's Form 10-K for the year ended March 31, 1993.

     *        4.2    Text of form of Certificate for Registrant's Common Stock, par value $.01 per share, and description of graphic and image material appearing thereon, incorporated herein by reference to Exhibit 4.2 to Registrant's Form 10-Q for the quarter ended June 30, 1995.

     *        4.3    Rights Agreement between Registrant and KeyBank National
                     Association, as Rights Agent, dated as of August 25, 1987, as amended and restated as of July 31, 1996, incorporated herein by reference to Exhibit 4 to Registrant's Form 8-K dated August 5, 1996.

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

     **                     4.3.2  Letter agreement among Registrant, KeyBank
                                   National Association and Harris Trust and
                                   Savings Bank, dated June 11, 1997, with
                                   respect to the appointment of Harris Trust and Savings Bank as successor Rights Agent under the Rights Agreement included as
                                   Exhibit 4.3 above, filed herewith.

     *               4.4    Indenture by and between Registrant and AmeriTrust
                            Company National Association, as Trustee, dated as of June 1, 1987, regarding Registrant's 7-1/2%
                            Convertible Subordinated Debentures Due 2012, incorporated herein by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-3,
                            Registration No. 33-14348, filed May 18, 1987.

     *                      4.4.1  Form of Registrant's 7-1/2% Convertible
                                   Subordinated Debentures Due 2012 (set forth in the Indenture included as Exhibit 4.4 above).

     *               4.5    Indenture by and between Registrant and Bank One
                            Trust Company, N.A., as Trustee, dated as of December 1, 1995, regarding Registrant's 5-3/4%
                            Convertible Subordinated Notes due 2003, incorporated herein by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-3,
                            Registration No. 333-1189, filed February 23, 1996.

     *                      4.5.1  Form of Registrant's 5-3/4% Convertible
                                   Subordinated Notes due 2003 issued under the Indenture included as Exhibit 4.5 above, incorporated herein by reference to Exhibit
                                   4.2 to Registrant's Registration Statement on Form S-3, Registration No. 333-1189, filed February 23, 1996.

     *                      4.5.2  Registration Rights Agreement by and among
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

                            Exhibit 4.3 to Registrant's Registration Statement on Form S-3, Registration No. 333-1189, filed February 23, 1996.

 *            10.1   Compensation and Benefits Plans of Registrant.

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

 *                   10.1.2 1990 Stock Option Plan for employees of Registrant, as amended, incorporated herein by reference to
                            Exhibit 10.1.3 to Registrant's Form 10-Q for the quarter ended September 30, 1995.

 *                   10.1.3 1990 Stock Option Plan for Non-Employee Directors of
                            Registrant, as amended, incorporated herein by reference to Exhibit 10.1.4 to Registrant's Form 10-Q for the quarter ended September 30, 1995.

 *                   10.1.4 Non-Qualified Stock Option Agreement between
                            Registrant and Raj Reddy, dated as of October 17, 1988, incorporated herein by reference to Exhibit
                            10.1.6 to Registrant's Form 10-K for the year ended March 31, 1994.

*                           10.1.4.a Description of amendment extending the term
                                     of the Agreement included as Exhibit 10.1.4 above, incorporated herein by reference to
                                     Exhibit 10.1.6.a to Registrant's Form 10-Q for the quarter ended September 30, 1994.

*                    10.1.5 1992 Restricted Stock Plan of Registrant,
                            incorporated herein by reference to Exhibit 10.1.17 to Registrant's Form 10-Q for the quarter ended December 31, 1993.


*                           10.1.5.a Amendment, dated December 7, 1993, to the
                                     Plan included as Exhibit 10.1.5 above,
                                     incorporated herein by reference to Exhibit
                                     10.1.17.a to Registrant's Form 10-Q for the quarter ended December 31, 1993.


*                           10.1.5.b Amendment, dated July 18, 1994, to the Plan
                                     included as Exhibit 10.1.5 above,
                                     incorporated herein by reference to Exhibit
                                     10.1.17.b to Registrant's Form 10-Q for the quarter ended September 30, 1994.

*                    10.1.6 1995 Employee Stock Purchase Plan of Registrant, as
                            amended, incorporated herein by reference to Exhibit
                            10.1.7 to Registrant's Form 10-Q for the quarter ended September 30, 1995.

**                   10.1.7 1996 Stock Option Plan for employees, directors and advisors of Aironet Wireless Communications, Inc., a subsidiary of Registrant, filed herewith.

**                   10.1.8 Non-Competition Agreement by and between Registrant and Robert F. Meyerson, effective February 27, 1997, filed herewith.

*                    10.1.9 Employment Agreement between Registrant and Frank
                            Brick, effective as of October 15, 1993, incorporated herein by reference to Exhibit 10.1.16 on Registrant's Form 10-Q for the quarter ended September 30, 1994.

**                   10.1.10 Employment Agreement between Registrant and Leonard
                             D. Abeita, effective as of April 1, 1997, filed herewith.

**                   10.1.11 Employment Agreement between Registrant and James
                             G. Cleveland, effective as of April 1, 1997, filed herewith.

**                   10.1.12 Employment Agreement between Registrant and Kenneth
                             W. Haver, effective as of April 1, 1997, filed herewith.

**                   10.1.13 Employment Agreement between Registrant and David
                             D. Loadman, effective as of April 1, 1997, filed herewith.

**                   10.1.14 Employment Agreement between Registrant and David
                             W. Porter, effective as of April 1, 1997, filed herewith.

**                   10.1.15 Employment Agreement between Registrant and Dan R.
                             Wipff, effective as of April 1, 1997, filed herewith.

**                   10.1.16 Letter of the Audit Committee of Registrant's Board
                             of Directors, dated July 22, 1996, engaging Norton Rose to act as the Committee's delegate to advise and assist Registrant's management, filed herewith.

              10.2   Material Leases of Registrant.

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

                     10.3   Credit Agreements of Registrant.

*                           10.3.1 Credit Agreement by and among Registrant, the
                                   lenders party thereto from time to time and The Bank of New York, as letter of credit issuer, swing line lender and agent for the lenders, dated as of March 8, 1996, incorporated herein by reference to Exhibit
                                   10.3.2 to Registrant's Form 10-K for the year ended March 31, 1996.


 *                                 10.3.1.a Amendment No. 1, dated as of
                                            August 6, 1996, to the Agreement
                                            included as Exhibit 10.3.1 above,
                                            incorporated herein by reference to
                                            Exhibit 10.3.2.a to  Registrant's
                                            Form 8-K dated August 16, 1996.

 *                                 10.3.1.b Security Agreement, dated as of
                                            August 6, 1996, by and among the
                                            Registrant and The Bank of New
                                            York, as Agent, incorporated herein
                                            by reference to Exhibit 10.3.2.b to
                                            Registrant's Form 8-K dated August
                                            16, 1996.

 *                                 10.3.1.c Amendment No. 2, dated as of
                                            December 16, 1996, to the Agreement
                                            included as Exhibit 10.3.1 above,
                                            incorporated herein by reference to
                                            Exhibit 10.3.2.c to  Registrant's
                                            Form 8-K dated December 16, 1996.

 *                   10.3.2 Business Purpose Revolving Promissory Note made by
                            Registrant in favor of Bank One, Akron, N.A., dated September 8, 1995, and related Letter Agreement between them of even date, incorporated herein by reference to Exhibit 10.3.2 to Registrant's Form 10-Q for the quarter ended September 30, 1995.

*                    10.3.3 Business Purpose Revolving Promissory Note made by
                            Registrant in favor of Bank One, Akron, N.A., dated November 24, 1995, and related Letter Agreement between them dated November 22, 1995, incorporated herein by reference to Exhibit 10.3.3 to Registrant's Form 10-Q for the quarter ended December 31, 1995.

*             10.3.4 Business Purpose Revolving Promissory Note made by
                     Registrant in favor of Bank One, Akron, N.A., dated January 31, 1996, and related Letter Agreement between them dated of even date, incorporated herein by reference to Exhibit
                     10.3.4 to Registrant's Form 10-Q for the quarter ended December 31, 1995.

*             10.3.5 Business Purpose Revolving Promissory Note made by
                     Registrant in favor of Bank One, Akron, N.A., dated February 29, 1996, and related Letter Agreement between them dated of even date, incorporated herein by reference to Exhibit 10.3.6 to Registrant's Form 10-K for the year ended March 31, 1996.

*             10.3.6 Business Purpose Revolving Promissory Note (Swing Line)
                     made by Registrant in favor of Bank One, Akron, N.A., dated March 20, 1996, incorporated herein by reference to Exhibit
                     10.3.7 to Registrant's Form 10-K for the year ended March 31, 1996.

*             10.3.7 Business Purpose Revolving Promissory Note (Swing Line)
                     made by Registrant in favor of Bank One, Akron, NA, dated August 6, 1996 (in replacement of the Note included as Exhibit 10.3.7 above), incorporated herein by reference to
                     Exhibit 10.3.8 to Registrant's Form 8-K dated August 16, 1996.

*                    10.3.7.a Bank One Security Agreement, dated as of August 6,
                              1996, by and among Registrant and Bank One, Akron, NA, incorporated herein by reference to Exhibit 10.3.8.a to Registrant's Form 8-K dated August 16, 1996.

*      10.4   Amended and Restated Agreement between Registrant and Symbol
              Technologies, Inc., dated as of September 30, 1992, incorporated herein by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended March 31, 1993.

*      10.5   Agreement of Purchase and Sale of Assets by and among Vision
              Newco, Inc., a subsidiary of Registrant, Virtual Vision, Inc., as debtor and debtor in possession, and the Official Unsecured
              Creditors' Committee, on behalf of the bankruptcy estate of Virtual Vision, dated as of July 13, 1995, incorporated herein by reference to Exhibit

              10.8 to Registrant's Form 10-Q for the quarter ended June 30,
              1995.

*      10.6   Subscription Agreement by and among New Meta Licensing
              Corporation, a subsidiary of Registrant, and certain officers of Registrant as Purchasers, dated as of September 19, 1995, incorporated herein by reference to Exhibit 10.8 to Registrant's
              Form 10-Q for the quarter ended September 30, 1995.

*      10.7   Shareholder Agreement by and among New Meta Licensing Corporation, a subsidiary of Registrant, and its Shareholders, including the officers of Registrant party to the Agreement included as Exhibit
              10.6 above, dated as of September 29, 1995, incorporated herein by reference to Exhibit 10.9 to Registrant's Form 10-Q for the quarter ended September 30, 1995.

*             10.7.1 First Amendment, dated as of September 29, 1995, to the
                     Agreement included as Exhibit 10.7 above, incorporated herein by reference to Exhibit 10.9.1 to Registrant's Form 10-Q for the quarter ended December 31, 1995.

*             10.7.2 Second Amendment, dated as of January, 1996, to the
                     Agreement included as Exhibit 10.7 above, incorporated herein by reference to Exhibit 10.9.2 to Registrant's Form 10-Q for the quarter ended December 31, 1995.

*             10.7.3 Amended and Restated Shareholder Agreement by and among
                     Metanetics Corporation (fka New Meta Licensing Corporation) and its Shareholders, dated as of March 28, 1996, superseding the Agreement included as Exhibit 10.7 above, as amended by the First and Second Amendments thereto included as Exhibits 10.7.1 and 10.7.2 above, incorporated herein by reference to Exhibit 10.9.3 to Registrant's Form 10-K for the year ended March 31, 1996.

*             10.7.4 First Amendment, dated as of March 30, 1996, to the
                     Agreement included as Exhibit 10.7.3 above, incorporated herein by reference to Exhibit 10.9.4 to Registrant's Form 10-K for the year ended March 31, 1996

**     10.8   Stock Purchase Agreement by and among Meta Holding Corporation, a subsidiary of Registrant, and certain officers of Registrant as Purchasers, dated as of March 30, 1996, filed herewith.

*      10.9   Stock Purchase Agreement by and between Metanetics Corporation, a subsidiary of Registrant fka New Meta Licensing Corporation, and
              Accipiter II, Inc., dated as of September 30, 1996, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended September 30, 1996.

**     10.10  Stock Purchase Agreement by and between Registrant and Telantis
              Capital, Inc., dated as of March 31, 1997, filed herewith.

**     11.    Computation of Common Shares outstanding and earnings per share for the fiscal years ended March 31, 1997, 1996 and 1995, filed herewith.

**     21.    Subsidiaries of Registrant, filed herewith.

**     23.    Consent of Coopers & Lybrand L.L.P., filed herewith.

**     24.    Power of Attorney executed by members of the Board of Directors of
              Registrant, filed herewith.

**     27.    Financial Data Schedule as of March 31, 1997, filed herewith.

------------------
*   Previously filed
**  Filed herewith