Form 10-K405/A
period 1997-03-31
TELXON CORP
filed 1997-08-14
CIK 352495

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-K/A
                               (Amendment No. 1)

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

                       Documents Incorporated by Reference
                       -----------------------------------

The registrant's definitive proxy statement for its 1997 Annual Meeting of Stockholders to be held on September 10, 1997, as filed by the registrant with the Securities and Exchange Commission on July 29, 1997, is incorporated by reference in Part III of this Annual Report on Form 10-K from the date of filing such document.

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends and restates in full the disclosures made by the registrant, Telxon Corporation ("Telxon", and together with its subsidiaries, the "Company"), in response to "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION", "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" and "ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K" in its Form 10-K as originally filed with the Securities and Exchange Commission (the "Commission") via EDGAR transmission on June 30, 1997 (the "Original Filing"). To facilitate the reading of the amended and restated responses set forth in this Amendment in place of the corresponding disclosures in the Original Filing, the pagination of each of the amended and restated Items included herein corresponds to that of the disclosures in the Original Filing being hereby superseded. The disclosures responsive to all of the other Items in the Original Filing shall not be affected by this Amendment but continue as set forth in the Original Filing without change. Notwithstanding the foregoing, the disclosures in the Original Filing, as amended by this Amendment, are subject to updating and supplementation by the disclosures contained in the filings made by the Company with the Commission for any period or as of any date subsequent to the fiscal year ended March 31, 1997, covered by the Original Filing.

The purpose of this Amendment No. 1 is to make the following corrections and clarifications:

-- In "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION":

     i) To correct the fiscal 1997 consolidated effective tax rate stated on page 29 of the Original Filing under "RESULTS OF OPERATIONS -- Income Taxes" to be consistent with the rate stated in Note 7 of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" on page 54 of the Original Filing,

     ii) To correct the computational errors in the first and third numerical columns of the "Working capital (current assets less current liabilities)" row of the table on page 33 of the Original Filing under "FINANCIAL CONDITION -- Liquidity -- 1996 vs. 1995", and

     iii) To correct the computational error in the third numerical column of the "Short-term investments" row of the table on page 37 of the Original Filing under "FINANCIAL CONDITION--Investing Activities--1996 vs. 1995", and

     iv) To correct the 2002 redemption rate for the Company's 5-3/4% convertible subordinated notes (the "5-3/4% Notes") stated on page 39 of the Original Filing under "FINANCIAL CONDITION -- Financing Activities" to be consistent with the rate stated in Note 10 of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" on page 59 of the Original Filing; and

-- To revise the description of the redemption rate for the Company's 7-1/2% Debentures stated in Note 10 of the Notes to Consolidated Financial Statements included in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" on page 59 of the Original Filing to more clearly identify the rate applicable at March 31, 1997.

Except for certain stylistic and grammatical corrections made at various places throughout the aforementioned Items 7 and 8 as restated herein, the disclosures set forth herein do not differ from those in Items 7 and 8 of the Original Filing. The response to Item 14 has been amended only to reflect the replacement of the Consent of the Company's independent accountants included as Exhibit 23 to the Original Filing with the consent included as Exhibit 23 to this Amendment which is necessitated by the above-described amendments to the audited financial statements included in amended and restated Item 8.

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

The decrease in consolidated product revenues in fiscal 1997 from fiscal 1996 levels was due primarily to the absence in the fourth quarter of product revenues from the Company's Itronix subsidiary as the result of the sale of that subsidiary's business at December 31, 1996. During the fourth quarter of fiscal 1996, the former Itronix subsidiary recorded total product revenues of $30.8 million. The Company's fiscal 1997 and 1996 consolidated product revenues, adjusted for the sale of Itronix by excluding the former Itronix subsidiary's total product revenues of $62.6 million for the first nine months of fiscal 1997 and $61.5 million for the twelve months of fiscal 1996, amounted to $328.8 million and $356.2 million, respectively. In addition to the impact of the sale of Itronix, the Company's fiscal 1997 product revenues were negatively impacted by a decrease in PTC unit volume that was partially offset by an increase in the average selling price per PTC unit. The increased average selling price per PTC unit was primarily due to the increase in the Company's sales volume of comprehensive wireless systems and other more complex and costly products (such as pen-based and touch-screen workslates) as a percentage of total product revenues.

The increase in consolidated customer service revenues in fiscal 1997 from fiscal 1996 levels was due primarily to the continued increase in the installed base of the Company's products.

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

The growth in consolidated customer service revenues in fiscal 1996 from fiscal 1995 levels was due primarily to the increase in the installed base of the Company's products.

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

For the year ended March 31, 1996, inventory allowance accounts decreased to $10.1 million from $10.9 million at March 31, 1995. This decrease was due to the disposal of obsolete materials and other of $2.8 million offset by provisions for inventory obsolescence of $2.0 million. As a percentage of gross inventories, inventory allowances decreased to 8% at March 31, 1996, from 13% at March 31, 1995.

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

The Company's consolidated effective tax rate was 24% in fiscal 1997 and 38% in fiscal 1996. The consolidated effective tax rate for fiscal 1997 reflects income before taxes multiplied by the United States federal statutory tax rate. The rate was increased by the net taxes on repatriated foreign earnings, nondeductible goodwill amortization, international rate differentials and separate company net operating loss benefits not currently utilized. The effective tax rate was decreased by research and development credits and the favorable tax treatment of the foreign sales corporation. The credit for increasing research and development expenditures, which had expired at June 30, 1995, was reinstated at July 1, 1996. There were no other significant tax law changes during fiscal 1997 that had a significant effect on the calculation of the income tax liability.

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

1996 vs. 1995

                                                                             March 31,                                Dollar
                                                          ------------------------------------------------           Increase
                                                                  1996                      1995                    (Decrease)
                                                          ----------------------    ----------------------     ---------------------
                                                                                (in thousands except ratios)

Cash and cash equivalents..............................     $       34,828            $       31,364             $        3,464
Accounts and notes receivable..........................            143,114                    90,724                     52,390
Inventories............................................            111,132                    72,078                     39,054
Other..................................................             10,841                    11,127                       (286)
                                                          ----------------------    ----------------------     ---------------------
Total current assets...................................     $      299,915            $      205,293             $       94,622
                                                          ======================    ======================     =====================

Notes payable..........................................     $           66            $       25,395             $      (25,329)
Accounts payable.......................................             59,620                    33,466                     26,154
Income taxes payable...................................              7,029                     8,315                     (1,286)
Accrued liabilities....................................             45,152                    34,388                     10,764
Other..................................................              2,053                     2,112                        (59)
                                                          ----------------------    ----------------------     ---------------------
Total current liabilities..............................     $      113,920            $      103,676             $       10,244
                                                          ======================    ======================     =====================

Working capital (current assets less current
    liabilities) ......................................     $      185,995            $      101,617             $       84,378
                                                          ======================    ======================     =====================
Current ratio (current assets divided by current
    liabilities) ......................................

                                                                       2.6                       2.0

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

1996 vs. 1995

                                                                                                                  Dollar
Cash Flows from Investing Activities:                               Year ended March 31,                      (Decrease) in
                                                        ----------------------------------------------           Cash Flow
                                                                1996                     1995                      Impact
                                                        ---------------------    ---------------------    -------------------------
                                                                                      (in thousands)

Additions to property and equipment.................      $     (22,749)           $     (15,224)           $      (7,525)
Software investments................................             (9,025)                    (869)                  (8,156)
Purchase of non-marketable investments..............             (1,562)                    (150)                  (1,412)
Additions to long-term notes receivable.............               (650)                      --                     (650)
Payments for acquisitions, net of cash acquired.....             (2,403)                    (970)                  (1,433)
Short-term investments..............................                 --                      764                     (764)
                                                        ---------------------    ---------------------    -------------------------
Net cash used in investing activities...............      $     (36,389)           $     (16,449)           $     (19,940)
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
                                                        =====================    =====================    =========================

The increase in the Company's cash flows from financing activities was primarily due to proceeds from the Company's issuance of 5-3/4% convertible subordinated notes, as detailed in the preceding table. This increase was partially offset by the negative cash flow impact of the decrease in notes payable in fiscal 1996 from fiscal 1995, as detailed in the preceding table.

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

New Accounting Standards
------------------------

During fiscal 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 modifies the manner in which an entity computes, presents and discloses its earnings per share. The Company is required to adopt the provisions of SFAS No. 128 for the quarter ended December 31, 1997, and will be required to restate all prior-period earnings per share amounts presented for comparative purposes. As the adoption of SFAS No. 128 will only modify the calculation of earnings per share, there will be no effect on the Company's consolidated financial position or results of operations or cash flows.

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

/s/ COOPERS & LYBRAND L.L.P.

Akron, Ohio
June 27, 1997

Telxon Corporation
and Subsidiaries


Consolidated Balance Sheet
--------------------------

In Thousands (except per share amounts)

                                                                                                March 31,
                                                                               --------------------------------------------
ASSETS                                                                                 1997                     1996
                                                                               ---------------------    -------------------

Current assets:
     Cash (including cash equivalents of $38,100 and
         $23,411)...........................................................     $       45,386           $       34,828
     Trading securities.....................................................                 --                      902
     Accounts receivable, net of allowance for
         doubtful accounts of $1,596 and $1,731.............................            111,959                  133,592
     Notes and other accounts receivable....................................             16,312                    9,522
     Inventories............................................................             84,499                  111,132
     Prepaid expenses and other.............................................             11,956                    9,939
                                                                               ---------------------    -------------------
              Total current assets..........................................            270,112                  299,915
Property and equipment, net.................................................             45,578                   54,673
Intangible and other assets, net............................................             46,094                   34,621
                                                                               ---------------------    -------------------
              Total.........................................................     $      361,784           $      389,209
                                                                               =====================    ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable..........................................................     $           50           $           66
     Current portion of long-term debt......................................                383                    1,156
     Capital lease obligations due within one year..........................                627                      897
     Accounts payable.......................................................             47,917                   59,620
     Income taxes payable...................................................              3,077                    7,029
     Accrued liabilities....................................................             49,000                   45,152
                                                                               ---------------------    -------------------
              Total current liabilities.....................................            101,054                  113,920
Capital lease obligations...................................................                968                    1,982
Convertible subordinated notes and debentures...............................            107,224                  107,224
Long-term debt..............................................................                 --                    1,331
Other long-term liabilities.................................................              5,837                    3,562
                                                                               ---------------------    -------------------
              Total liabilities.............................................            215,083                  228,019
Stockholders' equity:
     Preferred Stock, $1.00 par value per share; 500
         shares authorized, none issued.....................................                 --                       --
     Common Stock, $.01 par value per share; 50,000
         shares authorized, 16,186 and 16,096 shares issued.................                162                      161
     Additional paid-in capital.............................................             87,105                   85,750
     Retained earnings......................................................             70,821                   78,096
     Equity adjustment for foreign currency translation.....................             (2,643)                  (2,064)
     Unearned compensation relating to restricted stock awards..............               (210)                    (753)
     Treasury stock; 557 shares of common stock at cost.....................             (8,534)                      --
                                                                               ---------------------    -------------------
              Total stockholders' equity....................................            146,701                  161,190
                                                                               ---------------------    -------------------
Commitments and contingencies (Note 18).....................................                 --                       --
                                                                               ---------------------    -------------------
              Total.........................................................     $      361,784           $      389,209
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

In Thousands (except share and per share amounts)

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

Foreign Currency Translation
----------------------------
The financial statements of foreign operations are translated into U.S. dollars using the local currency as the functional currency in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". Accordingly, all assets and liabilities are translated at current rates of exchange, and operating transactions are translated at weighted average rates during the year. The translation gains and losses are accumulated as a separate component of stockholders' equity until realized. There were no income taxes allocated to the translation adjustments and transfers to net income in fiscal 1997, 1996 and 1995. Net transaction gains or losses were not material in fiscal 1997, 1996 and 1995. For further detail by geographic areas, see Note 13
- Business Segment.

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

Earnings Per Share
------------------
Computations of earnings per common and common equivalent share of common stock are based on the weighted average number of common shares outstanding during the period (16,062,000 in fiscal 1997, 15,910,000 in fiscal 1996 and 15,484,000 in fiscal 1995), increased by the net shares issuable on the assumed exercise of stock

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------

options using the treasury stock method (none in fiscal 1997, 580,000 in fiscal 1996 and 425,000 in fiscal 1995). All securities having an anti-dilutive effect on earnings per share have been excluded from such computations. Common stock purchase rights outstanding under the Company's stockholder rights plan, which potentially have a dilutive effect, have been excluded from the weighted common shares computation as preconditions to the exercisability of such rights were not satisfied.

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

Reclassifications
-----------------
Certain items in the fiscal 1996 and 1995 consolidated financial statements and notes thereto have been reclassified to conform to the 1997 presentation.

NOTE 2 -- INVENTORIES
---------------------
Inventories at March 31, consisted of the following:

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

Property and equipment, at cost, at March 31, consisted of the following:

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

Amortization expense for the years ended March 31, was as follows:

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

Accrued liabilities at March 31, consisted of the following:

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
                                                           ====      ====    ====

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, are presented below:

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

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of March 31, will be allocated as follows:

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

During fiscal 1993, the Company adopted a Restricted Stock Plan (the "Restricted Stock Plan"), under which 250,000 shares may be issued. A committee of the Board of Directors determines the time periods during which and the criteria upon which the Restricted Stock is subject to

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------

forfeiture. At March 31, 1997, 163,000 shares granted under the Restricted Stock Plan had vested, 60,000 shares were outstanding subject to forfeiture and 27,000 shares were available to be granted as a result of shares forfeited during fiscal 1997.

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

Earnings per share:     As reported         $   (.44)        $   1.00
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

The 7-1/2% Debentures, which were issued June 1, 1987, are due June 1, 2012. The conversion price for the 7-1/2% Debentures of $26.75 is subject to adjustment in certain events. Interest is payable on June 1 and December 1 in each year, and commenced December 1, 1987. At March 31, 1997, the Debentures were redeemable at any time at the option of the Company, in whole or in part, at 100.75% of the principal amount redeemed, declining annually to par on and after June 1, 1997. The sinking fund requires mandatory annual payments of 5% of the original $46,000 principal amount commencing June 1,

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------

1997, calculated to retire 75% of the issue prior to maturity. During fiscal 1991, the Company purchased and retired Debentures with a principal face amount aggregating $21,266, which will be applied to the earliest of the Company's sinking fund payment obligations.

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

NOTE 19 -- NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS
-------------------------------------------------

During fiscal 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 modifies the manner in which an entity computes, presents and discloses its earnings per share. The Company is required to adopt the provisions of SFAS No. 128 beginning with the third quarter ending December 31, 1997, as a part of which the Company will be

Telxon Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------

required to restate all prior-period earnings per share amounts presented for comparative purposes. As the adoption of SFAS No. 128 will only modify the calculation of earnings per share, there will be no effect on the Company's consolidated financial position or results of operations or cash flows.

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

                            4.3.2 Letter agreement among Registrant, KeyBank National Association and Harris Trust and Savings Bank, dated June 11, 1997, with respect to the appointment of Harris Trust and Savings Bank as successor Rights Agent under the Rights Agreement included as
                                   Exhibit 4.3 above, filed with the Original
                                   Filing.

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

              10.1.7 1996 Stock Option Plan for employees, directors and advisors of Aironet Wireless Communications, Inc., a subsidiary of Registrant, filed with the Original Filing.

              10.1.8 Non-Competition Agreement by and between Registrant and
                     Robert F. Meyerson, effective February 27, 1997, filed with the Original Filing.

              10.1.9 Employment Agreement between Registrant and Frank Brick, effective as of October 15, 1993, incorporated herein by reference to Exhibit 10.1.16 on Registrant's Form 10-Q for the quarter ended September 30, 1994.

             10.1.10 Employment Agreement between Registrant and Leonard D.
                     Abeita, effective as of April 1, 1997, filed with the Original Filing.

             10.1.11 Employment Agreement between Registrant and James G.
                     Cleveland, effective as of April 1, 1997, filed with the Original Filing.

             10.1.12 Employment Agreement between Registrant and Kenneth W.
                     Haver, effective as of April 1, 1997, filed with the Original Filing.

             10.1.13 Employment Agreement between Registrant and David D.
                     Loadman, effective as of April 1, 1997, filed with the Original Filing.

             10.1.14 Employment Agreement between Registrant and David W.
                     Porter, effective as of April 1, 1997, filed with the Original Filing.

             10.1.15 Employment Agreement between Registrant and Dan R. Wipff, effective as of April 1, 1997, filed with the Original Filing.

             10.1.16 Letter of the Audit Committee of Registrant's Board of
                     Directors, dated July 22, 1996, engaging Norton Rose to act as the Committee's delegate to advise and assist Registrant's management, filed with the Original Filing.

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

                     10.8 Stock Purchase Agreement by and among Meta Holding Corporation, a subsidiary of Registrant, and certain officers of Registrant as Purchasers, dated as of March 30, 1996, filed with the Original Filing.

                     10.9 Stock Purchase Agreement by and between Metanetics Corporation, a subsidiary of Registrant fka New Meta Licensing Corporation, and Accipiter II, Inc., dated as of September 30, 1996, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended September 30, 1996.

                     10.10 Stock Purchase Agreement by and between Registrant and Telantis Capital, Inc., dated as of March 31, 1997, filed with the Original Filing.

                     11. Computation of Common Shares outstanding and earnings per share for the fiscal years ended March 31, 1997, 1996 and 1995, filed with the Original Filing.

                     21. Subsidiaries of Registrant, filed with the Original Filing.

                     23.    Consent of Coopers & Lybrand L.L.P., filed herewith.

                     24. Power of Attorney executed by members of the Board of Directors of Registrant, filed with the Original Filing.

                     27. Financial Data Schedule as of March 31, 1997, filed with the Original Filing.

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


                                         TELXON CORPORATION

Date:      August 14, 1997               By:     /s/ Kenneth W. Haver
                                                 ---------------------
                                                 Kenneth W. Haver, Senior
                                                 Vice President and Chief
                                                 Financial Officer

                               TELXON CORPORATION

                                   EXHIBITS TO

                                    FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                  (as amended)

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

     *                      4.3.2  Letter agreement among Registrant, KeyBank
                                   National Association and Harris Trust and
                                   Savings Bank, dated June 11, 1997, with
                                   respect to the appointment of Harris Trust and Savings Bank as successor Rights Agent under the Rights Agreement included as
                                   Exhibit 4.3 above, filed with the Original
                                   Filing.

     *               4.4    Indenture by and between Registrant and AmeriTrust
                            Company National Association, as Trustee, dated as of June 1, 1987, regarding Registrant's 7-1/2%
                            Convertible Subordinated Debentures Due 2012, incorporated herein by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-3,
                            Registration No. 33-14348, filed May 18, 1987.

     *                      4.4.1  Form of Registrant's 7-1/2% Convertible
                                   Subordinated Debentures Due 2012 (set forth in the Indenture included as Exhibit 4.4 above).

     *               4.5    Indenture by and between Registrant and Bank One
                            Trust Company, N.A., as Trustee, dated as of December 1, 1995, regarding Registrant's 5-3/4%
                            Convertible Subordinated Notes due 2003, incorporated herein by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-3,
                            Registration No. 333-1189, filed February 23, 1996.

     *                      4.5.1  Form of Registrant's 5-3/4% Convertible
                                   Subordinated Notes due 2003 issued under the Indenture included as Exhibit 4.5 above, incorporated herein by reference to Exhibit
                                   4.2 to Registrant's Registration Statement on Form S-3, Registration No. 333-1189, filed February 23, 1996.

     *                      4.5.2  Registration Rights Agreement by and among
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

*                    10.1.7 1996 Stock Option Plan for employees, directors and advisors of Aironet Wireless Communications, Inc., a subsidiary of Registrant, filed with the Original Filing.

*                    10.1.8 Non-Competition Agreement by and between Registrant and Robert F. Meyerson, effective February 27, 1997, filed with the Original Filing.

*                    10.1.9 Employment Agreement between Registrant and Frank
                            Brick, effective as of October 15, 1993, incorporated herein by reference to Exhibit 10.1.16 on Registrant's Form 10-Q for the quarter ended September 30, 1994.

*                    10.1.10 Employment Agreement between Registrant and Leonard
                             D. Abeita, effective as of April 1, 1997, filed with the Original Filing.

*                    10.1.11 Employment Agreement between Registrant and James
                             G. Cleveland, effective as of April 1, 1997, filed with the Original Filing.

*                    10.1.12 Employment Agreement between Registrant and Kenneth
                             W. Haver, effective as of April 1, 1997, filed with the Original Filing.

*                    10.1.13 Employment Agreement between Registrant and David
                             D. Loadman, effective as of April 1, 1997, filed with the Original Filing.

*                    10.1.14 Employment Agreement between Registrant and David
                             W. Porter, effective as of April 1, 1997, filed with the Original Filing.

*                    10.1.15 Employment Agreement between Registrant and Dan R.
                             Wipff, effective as of April 1, 1997, filed with the Original Filing.

*                    10.1.16 Letter of the Audit Committee of Registrant's Board
                             of Directors, dated July 22, 1996, engaging Norton Rose to act as the Committee's delegate to advise and assist Registrant's management, filed with the Original Filing.

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

*      10.8   Stock Purchase Agreement by and among Meta Holding Corporation, a subsidiary of Registrant, and certain officers of Registrant as Purchasers, dated as of March 30, 1996, filed with the Original
              Filing.

*      10.9   Stock Purchase Agreement by and between Metanetics Corporation, a subsidiary of Registrant fka New Meta Licensing Corporation, and
              Accipiter II, Inc., dated as of September 30, 1996, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended September 30, 1996.

*      10.10  Stock Purchase Agreement by and between Registrant and Telantis
              Capital, Inc., dated as of March 31, 1997, filed with the Original Filing.

*      11.    Computation of Common Shares outstanding and earnings per share for the fiscal years ended March 31, 1997, 1996 and 1995, filed with the Original Filing.

*      21.    Subsidiaries of Registrant, filed with the Original Filing.

**     23.    Consent of Coopers & Lybrand L.L.P., filed herewith.

*      24.    Power of Attorney executed by members of the Board of Directors of
              Registrant, filed with the Original Filing.

*      27.    Financial Data Schedule as of March 31, 1997, filed with the
              Original Filing.

------------------
*   Previously filed
**  Filed herewith