Form 10-Q
period 1997-06-30
TELXON CORP
filed 1997-08-14
CIK 352495

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-Q





[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997


                                      OR


[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


            for the transition period from __________to __________



                        Commission file number 0-11402


                             TELXON CORPORATION
        ---------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                   Delaware                            74-1666060
        -------------------------------    ------------------------------------
        (State or other jurisdiction of    (I.R.S. employer identification no.)
        incorporation or organization)

       3330 West Market Street, Akron, Ohio                44333
     ---------------------------------------            ----------
     (Address of principal executive offices)           (Zip Code)

                                 (330) 664-1000
               ---------------------------------------------------
               (Registrant's telephone number, including area code)













Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ].
No [ ].

At June 30, 1997, there were 15,608,926 outstanding shares of the registrant's Common Stock.

                      TELXON CORPORATION AND SUBSIDIARIES
       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND OTHER INFORMATION

                                                         Page No.
                                                         --------
PART I.        FINANCIAL INFORMATION:

    Item 1:   Consolidated Financial Statements
                 Balance Sheet . . . . . . . . . . . . .     3
                 Statement of Operations . . . . . . . .     4
                 Statement of Cash Flows . . . . . . . .     5
                 Notes to Consolidated Financial
                   Statements  . . . . . . . . . . . . .     6-9

    Item 2:   Management's Discussion and Analysis of
               Financial Condition and Results
               of Operations . . . . . . . . . . . . . .    10-16

PART II.       OTHER INFORMATION:

    Item 1:   Legal Proceedings . . . . . . . . . . . . .     17

    Item 6:   Exhibits and Reports on Form 8-K  . . . . .    17-24


    All Items of Form 10-Q other than those listed above have been omitted as inapplicable.

                         PART I. FINANCIAL INFORMATION
                  ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

                      TELXON CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                    (In thousands except per share amounts)

                                                June 30,     March 31,
ASSETS                                            1997         1997
                                                --------     --------
                                               (Unaudited)
Current assets:
  Cash (including cash equivalents of
   $22,100 and $38,100) . . . . . . . . . .     $ 31,302      $  45,386
  Accounts receivable, net of allowance for
   doubtful accounts of $1,731 and $1,596 .      106,408        111,959
  Notes and other accounts receivable . . .       15,572         16,312
  Inventories . . . . . . . . . . . . . . .       85,814         84,499
  Prepaid expenses and other  . . . . . . .       12,092         11,956
                                                --------       --------
    Total current assets  . . . . . . . . .      251,188        270,112
Property and equipment, net . . . . . . . .       45,936         45,578
Intangible and other assets, net  . . . . .       45,061         46,094
                                                --------       --------
    Total . . . . . . . . . . . . . . . . .     $342,185       $361,784
                                                --------       --------
                                                --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable . . . . . . . . . . . . . .     $     --        $    50
  Current portion of long-term debt . . . .          383            383
  Capital lease obligations due within
    one year  . . . . . . . . . . . . . . .          632            627
  Accounts payable  . . . . . . . . . . . .       35,206         47,917
  Income taxes payable  . . . . . . . . . .        3,392          3,077
  Accrued liabilities . . . . . . . . . . .       41,241         49,000
                                                --------       --------
    Total current liabilities . . . . . . .       80,854        101,054

Capital lease obligations . . . . . . . . .          806            968
Convertible subordinated notes
   and debentures  . . . . . . . . . . . . .     107,224        107,224
Other long-term liabilities  . . . . . . . .       5,926          5,837
                                                --------       --------
    Total liabilities. . . . . . . . . . . .     194,810        215,083

Stockholders' equity:
  Preferred Stock, $1.00 par value per share;
   500 shares authorized, none issued . . . .         --             --
  Common Stock, $.01 par value per share; 50,000
   shares authorized, 16,203 and 16,186 shares
   issued  . . . . . . . . . . . . . . . . .         162            162
  Additional paid-in capital . . . . . . . .      86,962         87,105
  Retained earnings  . . . . . . . . . . . .      72,387         70,821
  Equity adjustment for foreign currency
     translation . . . . . . . . . . . . . .      (2,930)        (2,643)
  Unearned compensation relating to restricted
     stock awards  . . . . . . . . . . . . .        (150)          (210)
  Treasury stock; 594 and 557 shares of
     common stock at cost  . . . . . . . . .      (9,056)        (8,534)
                                                --------       --------
    Total stockholders' equity . . . . . . .     147,375        146,701
                                                --------       --------
Commitments and contingencies  . . . . . . .          --             --
                                                --------       --------
    Total  . . . . . . . . . . . . . . . . .    $342,185       $361,784
                                                --------       --------
                                                --------       --------

See accompanying notes to
consolidated financial statements

                      TELXON CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS

                    (In thousands except per share amounts)
                                  (Unaudited)


                                           Three Months Ended June 30,
                                           ---------------------------
                                             1997            1996
                                           --------        --------

Revenues:
Product, net . . . . . . . . . . . . . .   $ 86,691        $ 94,025
  Customer service, net  . . . . . . . .     18,222          18,358
                                           --------        --------
    Total net revenues . . . . . . . . .    104,913         112,383

Cost of revenues:
  Product  . . . . . . . . . . . . . . .     52,561          65,825
  Customer service . . . . . . . . . . .     11,126          11,048
                                           --------        --------
    Total cost of revenues . . . . . . .     63,687          76,873
                                           --------        --------

  Gross profit . . . . . . . . . . . . .     41,226          35,510

Operating expenses:
  Selling expenses . . . . . . . . . . .     18,100          21,183
  Product development and engineering
    expenses   . . . . . . . . . . . . .      9,126          11,108
  General and administrative expenses  .      9,703          11,163
                                           --------        --------
                                             36,929          43,454
                                           --------        --------

      Income (loss) from operations . . .     4,297          (7,944)

Interest income  . . . . . . . . . . . . .      498             215
Interest expense   . . . . . . . . . . . .   (1,792)         (1,970)
Other non-operating (expense) income . . .     (157)            105
                                           --------        --------
      Income (loss) before income taxes. .    2,846          (9,594)

Provision (benefit) for income taxes . . .    1,252          (4,797)
                                           --------        --------
      Net income (loss)  . . . . . . . . .   $1,594         $(4,797)
                                           --------        --------
                                           --------        --------

Earnings per common and common equivalent share:

      Net income (loss) per share  . . . .    $ .10         $  (.29)
                                           --------        --------
                                           --------        --------
Average number of common and common
  equivalent shares outstanding  . . . . .   15,776          16,544


See accompanying notes to
consolidated financial statements

                      TELXON CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                (In thousands)
                                  (Unaudited)

                                                        Three Months Ended June 30,
                                                        ---------------------------
                                                           1997            1996
                                                         --------        --------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . . . . . . .   $1,594         $(4,797)
  Adjustments to reconcile net income
     (loss) to net cash used in
     operating activities:
        Depreciation and amortization. . . . . . . . . .    5,941           6,874
        Amortization of restricted stock
           awards, net . . . . . . . . . . . . . . . . .       60             123
        Provision for doubtful accounts. . . . . . . . .      274             124
        Provision for inventory
           obsolescence. . . . . . . . . . . . . . . . .    2,018           2,298
        Deferred income taxes. . . . . . . . . . . . . .      210          (1,026)
        Loss on disposal of assets . . . . . . . . . . .      225             277
        Trading securities, net. . . . . . . . . . . . .      --               26
        Changes in assets and liabilities:
                  Accounts and notes receivable  . . . .    4,528          11,558
                  Inventories  . . . . . . . . . . . . .   (3,862)          1,192
                  Prepaid expenses and other . . . . . .     (146)          1,266
                  Intangible and other assets  . . . . .     (307)           (272)
                  Accounts payable and accrued
                     liabilities   . . . . . . . . . . .  (19,133)        (35,779)
                  Other long-term liabilities  . . . . .       89           1,455
                                                          -------         -------
                               Total adjustments . . . .  (10,103)        (11,884)
                                                          -------         -------
  Net cash used in operating activities. . . . . . . . .   (8,509)        (16,681)

Cash flows from investing activities:
  Additions to property and equipment. . . . . . . . . .   (4,208)         (5,012)
  Software investments   . . . . . . . . . . . . . . . .   (1,290)         (1,714)
  Proceeds from the sale of assets . . . . . . . . . . .      866             150
  Purchase of non-marketable investments . . . . . . . .       --            (400)
  Additions to long-term notes receivable. . . . . . . .       --            (100)
                                                          -------         -------
  Net cash used in investing activities. . . . . . . . .   (4,632)         (7,076)

Cash flows from financing activities:
  Notes payable, net . . . . . . . . . . . . . . . . . .      (50)          7,804
  Principal payments on capital leases . . . . . . . . .     (157)           (280)
  Principal payments on long-term borrowing. . . . . . .       --             (66)
  Purchase of treasury stock   . . . . . . . . . . . . .   (3,256)         (1,051)
  Debt issue costs paid  . . . . . . . . . . . . . . . .       --             (38)
  Proceeds from exercise of stock options
    (includes tax benefit) . . . . . . . . . . . . . . .    2,563             490
                                                          -------         -------
  Net cash (used in) provided by financing
    activities   . . . . . . . . . . . . . . . . . . . .     (900)          6,859

  Effect of exchange rate changes on cash. . . . . . . .      (43)           (125)
                                                          -------         -------
  Net decrease in cash and cash
    equivalents. . . . . . . . . . . . . . . . . . . . .  (14,084)        (17,023)
  Cash and cash equivalents at beginning
    of period  . . . . . . . . . . . . . . . . . . . . .   45,386          34,828
                                                          -------         -------
  Cash and cash equivalents at end of
    period . . . . . . . . . . . . . . . . . . . . . . .  $31,302         $17,805
                                                          -------         -------
                                                          -------         -------

See accompanying notes to
consolidated financial statements

                      TELXON CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands except share and per share amounts)

1.  Management Representation

    The consolidated financial statements of Telxon Corporation ("Telxon") and its subsidiaries (collectively, the "Company") have been prepared without audit. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of results for the interim period(s), have been made. The statements, including the March 31, 1997, condensed balance sheet data derived from audited financial statements, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

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

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 revises the standards for computing and presenting earnings per share. The Company is required to adopt the provisions of SFAS No. 128 beginning with the third quarter ending
    December 31, 1997, at which time all prior and interim period earnings per share amounts will be restated. The Company has determined that, once adopted, the restated basic and fully diluted earnings per share amounts for the quarters ended June 30, 1997 and 1996, would not be materially different from the earnings per share amounts presented in the accompanying consolidated statement of operations.

3.  Inventories

    Inventories consisted of the following:

                                         June 30,
                                           1997       March 31,
                                        (Unaudited)     1997
                                        -----------   ---------
    Purchased components . . . . .        $26,447       $29,983
    Work-in-process  . . . . . . .         37,298        31,579
    Finished goods . . . . . . . .         22,069        22,937
                                        ---------      --------
                                          $85,814       $84,499
                                        ---------      --------
                                        ---------      --------
4.  Accrued Liabilities

    Accrued liabilities consisted of the following:

                                          June 30,
                                            1997       March 31,
                                         (Unaudited)     1997
                                        ------------   ---------
    Deferred customer service
      revenues . . . . . . . . . . .       $13,771      $14,329
    Accrued payroll and other
      employee compensation  . . . .         9,090       15,799
    Other accrued liabilities  . . .        18,380       18,872
                                         ---------     --------
                                           $41,241      $49,000
                                         ---------     --------
                                         ---------     --------

                     TELXON CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (In thousands except share and per share amounts)

5. Supplemental Cash Flow Information

                                              Three Months
                                              Ended June 30,
                                              1997     1996
                                              -----    -----
                                                (Unaudited)
    Cash paid during the period for:
    Interest . . . . . . . . . . . . .       $1,104   $1,173
    Income taxes . . . . . . . . . . .        1,289    2,613

    Effective April 1, 1996, the Company sold the assets of certain retail application software operations, with net assets of approximately $5,000, to a third-party in exchange for $150 in cash and $7,000 in secured promissory notes, including interest. The $7,000 of secured promissory notes received in connection with the sale have been excluded from the accompanying consolidated statement of cash flows as a non-cash transaction.

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

    On September 21, 1993, a derivative Complaint was filed in the Court of Chancery of the State of Delaware, in and for Newcastle County, by an alleged

                     TELXON CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (In thousands except share and per share amounts)


    stockholder of Telxon derivatively on behalf of Telxon. The named defendants are the Company; Robert F. Meyerson, former Chairman of the Board, Chief Executive Officer and director; Dan R. Wipff, then President, Chief Operating Officer and Chief Financial Officer and director; Robert A. Goodman, Corporate Secretary and outside director; Norton W. Rose, outside director; and Dr. Raj Reddy, outside director. The Complaint alleges breach of fiduciary duty to the Company and waste of the Company's assets in connection with certain transactions entered into by Telxon and compensation amounts paid by the Company. The Complaint seeks an accounting, injunction, rescission, attorneys' fees and costs. While the Company is nominally a defendant in this derivative action, no monetary relief is sought by the plaintiff from the Company. On November 12, 1993, Telxon and the individual director defendants filed a Motion to Dismiss. The plaintiff filed his brief in opposition to the Motion on May 2, 1994, and the defendants filed a final responsive brief. The Motion was argued before the Court on March 29, 1995, and on July 18, 1995, the Court issued its ruling. The Court dismissed all of the claims relating to the plaintiff's allegations of corporate waste but allowed the claims relating to breach of fiduciary duty to continue.

    On October 31, 1996, plaintiff's counsel filed a Motion to Intervene in the derivative action on behalf of a new plaintiff stockholder. As part of the Motion to Intervene, the intervening plaintiff asked that the Court designate as operative for the action the intervening plaintiff's proposed Complaint, which alleges that a series of transactions in which the Company acquired certain technology from a corporation affiliated with Mr. Meyerson was wrongful in that Telxon already owned the technology by means of a pre-existing consulting agreement with another affiliate of Mr. Meyerson; the intervenor's complaint also names Raymond D.
    Meyo, President, Chief Executive Officer and director at the time of the first acquisition transaction, as a new defendant. The defendants opposed the Motion on grounds that the new claim alleged in the proposed Complaint and the addition of Mr. Meyo were time-barred by the statute of limitations and the intervening plaintiff did not satisfy the standards for intervention. After taking legal briefs, the Court ruled on June 13, 1997, to permit the intervention. Discovery is continuing, and no deadline for its completion has yet been set by the Court. The defendants believe that the post-intervention claims lack merit, and they intend to continue vigorously defending this action. While the ultimate outcome of this action cannot presently be determined, the Company does not anticipate that this matter will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows and accordingly has not made provisions for any loss or related insurance recovery in the accompanying consolidated financial statements.

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

                     TELXON CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (In thousands except share and per share amounts)


    charge(s) would be taken. In management's opinion, all other such outstanding matters have either been reflected in the consolidated financial statements, are covered by insurance or would not have a material adverse effect on the Company's business, consolidated financial position or results of operations or cash flows.

7.  Income Taxes

    The Company's consolidated effective income tax rate reflects income before taxes plus non-deductible goodwill amortization and the tax effect of subsidiaries' net operating loss benefits not currently utilized, which sum is multiplied by the United States statutory rate and increased by foreign tax rate differentials. The effective income tax rate was decreased by the favorable tax treatment of the Company's foreign sales corporation.

    The decrease in the Company's first quarter fiscal 1998 consolidated effective income tax rate from the rate experienced during the first quarter of fiscal 1997 was due primarily to the decrease in non-deductible goodwill amortization and an increase in consolidated pre-tax income without a corresponding increase in non-deductible reconciling items.

8.  Other Transactions

    During the first quarter of fiscal 1998, the Company repurchased 215,700 shares of its common stock, at a weighted average price of $15.09 per share, pursuant to its open market repurchase program. Additionally, the Company re-issued 179,290 shares of treasury stock to satisfy the stock options exercised under the Company's stock option plans during the first quarter of fiscal 1998.

    The Company also repurchased during the first quarter of fiscal 1998 80,000 shares of voting common stock of its Metanetics Corporation ("Metanetics") subsidiary at a price of $1.04 per share from former employees, increasing the Company's interest in Metanetics to 51%.

9.  Subsequent Transactions and Events

    Subsequent to June 30, 1997, the Company re-issued 36,140 shares of treasury stock to satisfy purchases made by employees through the Telxon Corporation 1995 Employee Stock Purchase Plan.
    Additionally, the Company re-issued 60,763 shares of treasury stock in July 1997 to satisfy stock options exercised under the Company's stock option plans.

    Also subsequent to June 30, 1997, the Company extended to August 4, 1998, the $20.0 million in bank credit which it maintains under its business purpose revolving promissory note in addition to its ongoing $100.0 million credit agreement.

10.  Newly Issued Accounting Pronouncements

    During June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting comprehensive income, which has been defined as the change in equity of an entity during a period from transactions and other events and circumstances from nonowner sources, in the basic financial statements. The Company is required to adopt the provisions of SFAS No. 130 for the fiscal year ending March 31, 1999, beginning with the quarter ended June 30, 1998, and redisplay any prior period financial statements included for comparative purposes to reflect the application of SFAS No. 130. As the adoption of this pronouncement will only modify disclosures, there will be no effect on the Company's consolidated financial position or results of operations or cash flows.

    Also during June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 revises the manner in which an entity determines the operating segments it must report as well as requires the disclosure of additional segment information. The Company is required to adopt the provisions of SFAS No. 131 for the fiscal year ending March 31, 1999, and restate any prior period financial statements included for comparative purposes to reflect the application of SFAS No.
    131. As the adoption of this pronouncement will only modify disclosures, there will be no effect on the Company's consolidated financial position or results of operations or cash flows.


11. Reclassifications

    Certain items in the fiscal 1997 consolidated financial statements and notes thereto have been reclassified to conform to the fiscal 1998 presentation.

                     TELXON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IN ADDITION TO DISCUSSING AND ANALYZING THE COMPANY'S RECENT HISTORICAL FINANCIAL RESULTS AND CONDITION, THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES STATEMENTS REGARDING CERTAIN TRENDS OR OF OTHER FORWARD-LOOKING INFORMATION CONCERNING THE COMPANY'S ANTICIPATED REVENUES, COSTS, FINANCIAL RESOURCES OR OTHERWISE AFFECTING OR RELATING TO THE COMPANY WHICH ARE INTENDED TO QUALIFY FOR THE PROTECTIONS AFFORDED "FORWARD-LOOKING STATEMENTS" UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, PUBLIC LAW 104-67. THE FORWARD-LOOKING STATEMENTS MADE HEREIN AND ELSEWHERE IN THIS FORM 10-Q ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. THE SUMMARY OF CERTAIN OF THE RISKS AND OTHER IMPORTANT FACTORS WHICH MAY AFFECT THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL AND OTHER CONDITION UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" BELOW SHOULD BE READ IN CONJUNCTION WITH THE MORE COMPLETE DISCUSSION OF THOSE AND OTHER RISKS AND IMPORTANT FACTORS AFFECTING THE BUSINESS, OPERATING RESULTS AND CONDITION OF THE COMPANY UNDER "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- FACTORS THAT MAY AFFECT FUTURE RESULTS" (WHICH IS INCORPORATED HEREIN BY THIS REFERENCE), AND OTHER CAUTIONARY STATEMENTS APPEARING UNDER "ITEM 1. BUSINESS" AND ELSEWHERE, IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 1997.

OVERVIEW

The Company recorded net income of $1.6 million or $.10 per share for the first quarter of fiscal 1998. In comparison, the Company recorded a net loss of $4.8 million or $.29 per share for the same period in fiscal 1997.

The Company operates in a rapidly changing and dynamic market, and the Company's strategies and plans are designed to adapt to changing market conditions where and when possible. However, there can be no assurance that the Company's management will identify the risks (especially those newly emerging from time to time) affecting, and their impact on, the Company and its business, that the Company's strategies and plans will take into account all market conditions and changes thereto or that such strategies and plans will be successfully implemented. Accordingly, neither the historical results presented in the Company's consolidated financial statements and discussed herein, nor any forward-looking statements in this Form 10-Q, are necessarily indicative of the Company's future results. See "FACTORS THAT MAY AFFECT FUTURE RESULTS" for a discussion of risk factors which may affect the Company's future results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's business, operating results and financial and other condition may be affected by a number of risks and other important factors, including, without limitation, the following, some of which are inherently difficult to identify and predict and/or are beyond the Company's control: general and industry-specific economic conditions; the identification and implementation of appropriate cost saving and operational efficiency initiatives; sales and manufacturing cycles from quarter to quarter and within each quarter; serving markets characterized by increasingly rapid technological change and associated changes in market demand, product obsolescence and price erosion; intense competition; concentration of revenues in the retail industry; ability to penetrate and expand revenues in new and existing markets; risks associated with foreign sales and operations; timely and efficient enhancement of appropriate product offerings through internal development and acquisition of or investment in new businesses and technologies; dependence on, and freedom from infringement of, technologies and other proprietary rights of or by third parties; government regulation of radio and other products and product health and safety concerns; dependence on sole source, or limited number of, suppliers; and attracting and retaining qualified employees. In addition to being subject to the foregoing factors and other cautionary statements elsewhere in this Form 10-Q, the Company's conduct of its business and the results and condition thereof are also subject to the possible adverse effects of certain pending litigation and other contingencies discussed in Note 6 to the accompanying consolidated financial statements included in Item 1 above.

RESULTS OF OPERATIONS

Revenues

1998 vs. 1997


                          Quarter ended June 30,        (Decrease)
                          ----------------------     ------------------
                            1997          1996       Dollar  Percentage
                            ----          ----       ------  ----------
                                   (in thousands)

Net Revenues:
  Product, net . . . . .  $  86,691     $  94,025  $ (7,334)  (7.8)%
  Customer service,
    net  . . . . . . . .     18,222        18,358      (136)   (.7)%
                          ---------     ---------  --------
  Total net revenues . .  $ 104,913     $ 112,383  $ (7,470)  (6.6)%
                          ---------     ---------  --------
                          ---------     ---------  --------

Product revenues include the sale of portable tele-transaction computers ("PTCs"), including rugged, wireless mobile computers and pen-based and touch-screen workslates; hardware accessories; wireless data communication products; custom application software and software licenses; and a variety of professional services, including system integration and project management.

The decrease in first quarter fiscal 1998 consolidated product revenues from first quarter fiscal 1997 levels was due primarily to the absence of product revenues from the Company's former Itronix subsidiary, which it sold effective December 31, 1996. During the first quarter of fiscal 1997, Itronix recorded total product revenues of $20.6 million. The impact of the sale of Itronix on the Company's consolidated product revenues was reduced by an increase in the Company's consolidated product revenues from continuing operations. This increase in consolidated product revenues from continuing operations from first quarter fiscal 1997 levels was due primarily to an increase in PTC unit volume, partially offset by a decrease in the average selling price per PTC unit.

Revenues from the Company's international operations (including Canada) increased $1.7 million or 5% in the first quarter of fiscal 1998 from first quarter fiscal 1997 levels. This increase was attributable primarily to increased revenues recorded by certain of the Company's Canadian operations as well as to increased sales to foreign distributors.

The Company anticipates consolidated revenues from continuing operations for the remainder of fiscal 1998 to increase from fiscal 1997 levels.

Cost of Revenues

1998 vs. 1997


                          Quarter ended June 30,     Increase    (Decrease)
                          ----------------------    -----------------------
                            1997          1996        Dollar     Percentage
                          --------      --------    ---------    ----------


                                   (in thousands)

Cost of Revenues:
  Product  . . . . . .    $ 52,561      $ 65,825       $ (13,264)    (20.2)%
  Customer service . .      11,126        11,048              78        .7%
                          --------      --------       ---------
  Total cost of
    revenues . . . . .    $ 63,687      $ 76,873       $ (13,186)    (17.2)%
                          --------      --------       ---------
                          --------      --------       ---------
  Cost of product
    revenues as a
    percentage of
    product revenues,
    net . . . . . . . .       60.6%         70.0%
  Cost of customer
    service revenues
    as a percentage of
    customer service
    revenues, net . . .       61.1%         60.2%



The decrease in the first quarter fiscal 1998 consolidated product cost percentage from first quarter fiscal 1997 levels was due to the benefit recognized during the quarter from the Company's fiscal 1997 cost reduction and efficiency initiatives, workforce reductions and early retirements. The improved first quarter fiscal 1998 product gross margins also reflect the absence of large-volume/low margin business and new product rollouts experienced by the Company during the first quarter of fiscal 1997.

The Company anticipates the consolidated product cost percentage for the remainder of fiscal 1998 to decrease from fiscal 1997 levels as a result of the continued benefit of the Company's cost reduction and efficiency initiatives.

For the quarter ended June 30, 1997, consolidated inventory allowance accounts increased to $18.1 million from $16.0 million at March 31, 1997. As a percentage of consolidated gross inventories, the Company's consolidated inventory allowances increased to 17% at June 30, 1997, from 16% at March 31, 1997. The Company anticipates continuing to provide for inventory obsolescence resulting from technological change.


Operating Expenses

1998 vs. 1997



                          Quarter ended June 30,        (Decrease)
                          ----------------------   --------------------
                            1997        1996        Dollar   Percentage
                          --------    --------     --------  ----------
                                   (in thousands)

Operating Expenses:
  Selling expenses . . .  $ 18,100     $ 21,183     $ (3,083)  (14.6)%
  Product development
    and engineering
    expenses . . . . . .     9,126       11,108       (1,982)  (17.8)%
  General and
    administrative
    expenses . . . . . .     9,703       11,163       (1,460)  (13.1)%
                          --------     --------      --------  -------
  Total operating
    expenses . . . . . .  $ 36,929     $ 43,454      $(6,525)  (15.0)%
                          --------     --------      --------  -------
                          --------     --------      --------  -------

Selling expenses as a percentage of total revenues decreased to 17% in the first quarter of fiscal 1998 from 19% in the first quarter of fiscal 1997. The decrease in the consolidated selling expense percentage was due primarily to the benefit recognized during the quarter from the Company's fiscal 1997 workforce reductions and early retirements. The Company anticipates consolidated selling expenses as a percentage of total revenues to decrease throughout the remainder of fiscal 1998 from fiscal 1997 levels as a result of the continued benefit of the Company's workforce reduction and early retirement initiatives.

Product development and engineering expenses as a percentage of total revenues decreased to 9% in the first quarter of fiscal 1998 from 10% in the first quarter of fiscal 1997. The decrease in consolidated product development and engineering expenses was due primarily to the absence of such expenses for the Company's former Itronix subsidiary. During the first quarter of fiscal 1997, Itronix recorded product development and engineering expenses of approximately $1.6 million. The Company initiated plans during the first quarter of fiscal 1998 to consolidate and relocate engineering and product development operations to Houston, Texas. Though the relocation will entail certain expenditures in the near term, the consolidation of engineering operations is expected to reduce operating costs and product-development time as well as improve the Company's ability to integrate new technologies through concurrent engineering.

During the first quarter of fiscal 1998, the Company capitalized internal software development costs in accordance with the requirements of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS No. 86") aggregating $.7 million. The Company anticipates the dollar amount of internal software development costs capitalized during the remainder of fiscal 1998 to decrease from fiscal 1997 levels.

General and administrative expenses as a percentage of total revenues decreased to 9% in the first quarter of fiscal 1998 from 10% in the first quarter of fiscal 1997. The decrease in consolidated general and administrative expenses was due primarily to the benefit recognized during the quarter from the Company's fiscal 1997 workforce reductions, early retirements and other cost reduction initiatives as well as the absence of the general and administrative expenses of the Company's former Itronix subsidiary. Included in the Company's first quarter fiscal 1997 consolidated results were approximately $.6 million of general and administrative expenses incurred by Itronix. The Company anticipates consolidated general and administrative expenses to decrease throughout the remainder of fiscal 1998 from fiscal 1997 levels as a result of its continued realization of the aforementioned expense reductions.


Income Taxes

1998 vs. 1997



                          Quarter ended June 30,        Increase
                          ----------------------   --------------------
                            1997          1996     Dollar    Percentage
                          --------      --------   ------    ----------
                                   (in thousands)

Income Taxes:
  Provision (benefit)
    for income taxes . .  $ 1,252       $(4,797)   $ 6,049         N.M.


The Company's consolidated effective income tax rate was 44% in the first quarter of fiscal 1998 and 50% in the first quarter of fiscal 1997. The consolidated effective income tax rate for the first quarter of fiscal 1998 reflects income before taxes multiplied by the United States federal statutory tax rate. The tax rate was increased by nondeductible goodwill amortization, international tax rate differentials and subsidiaries' net operating loss benefits not currently utilized. The effective income tax rate was decreased by the favorable tax treatment of the Company's foreign sales corporation. No benefit was recorded for increasing research and development expenditures during the first quarter of fiscal 1998 due to the expiration of the credit for research and development expenditures at June 1, 1997. There were no other significant tax law changes during the first quarter of fiscal 1998 that had a significant effect on the calculation of the Company's income tax liability.

The consolidated effective income tax rate for the first quarter of fiscal 1997 reflects income before taxes increased by nondeductible goodwill amortization, the sum of which was multiplied by the United States federal statutory tax rate and increased by international tax rate differentials and subsidiaries' net operating loss benefits not currently utilized. These increases in the consolidated effective income tax rate were partially offset by the favorable tax treatment of the Company's foreign sales corporation.

FINANCIAL CONDITION

Liquidity

1998 vs. 1997


                                                                  Dollar
                                June 30,        March 31,        Increase
                                  1997            1997          (Decrease)
                                --------        ---------       ----------
                                       (in thousands except ratios)
Cash and cash equivalents . .   $ 31,302        $  45,386        $ (14,084)
Accounts and notes
  receivable  . . . . . . . .    121,980          128,271           (6,291)
Inventories   . . . . . . . .     85,814           84,499            1,315
Other   . . . . . . . . . . .     12,092           11,956              136
                               ---------        ---------        ---------
Total current assets  . . . .  $ 251,188        $ 270,112        $ (18,924)
                               ---------        ---------        ---------
                               ---------        ---------        ---------

Notes payable   . . . . . . .  $      --        $      50        $     (50)
Accounts payable  . . . . . .     35,206           47,917          (12,711)
Income taxes payable  . . . .      3,392            3,077              315
Accrued liabilities . . . . .     41,241           49,000           (7,759)
Other . . . . . . . . . . . .      1,015            1,010                5
                               ---------        ---------        ---------
Total current liabilities . .  $  80,854        $ 101,054        $ (20,200)
                               ---------        ---------        ---------
                               ---------        ---------        ---------

Working capital (current
  assets less current
  liabilities) . . . . . . .   $ 170,334        $ 169,058        $   1,276
                               ---------        ---------        ---------
                               ---------        ---------        ---------
Current ratio (current assets
  divided by current
  liabilities) . . . . . . .         3.1              2.7



The increase in the Company's working capital at June 30, 1997, from March 31, 1997, was due primarily to the decreases in accounts payable and accrued liabilities, which were partially offset by a decrease in cash, as detailed in the preceding table. The decreases in accounts payable and accrued liabilities as well as the corresponding decrease in cash at June 30, 1997, from amounts recorded at March 31, 1997, was due primarily to increased payments to vendors during the first quarter of fiscal 1998. Consolidated days sales outstanding increased to 92 days at June 30, 1997, from 88 days at March 31, 1997.

The Company believes its existing resources, including available cash and cash equivalents, internally generated funds and bank credit facilities will be sufficient to meet working capital requirements for the next twelve months.

Cash Flows from Operations

1998 vs. 1997

                                                            Dollar
                                                           Increase
                                Quarter ended June 30,        in
                                ----------------------     Cash Flow
                                  1997          1996        Impact
                                --------      --------     ---------
                                         (in thousands)

Cash Flows from Operations:
  Net income (loss) . . . .     $ 1,594      $ (4,797)       $ 6,391
  Depreciation and
    amortization  . . . . .       6,001         6,997           (996)
  Deferred income taxes . .         210        (1,026)         1,236
  Accounts and notes
    receivable . . . . . . .      4,528        11,558         (7,030)
  Inventories  . . . . . . .     (3,862)        1,192         (5,054)
  Prepaid expenses and
    other  . . . . . . . . .       (146)        1,266         (1,412)
  Accounts payable and
    accrued liabilities  . .    (19,133)      (35,779)        16,646
  Other  . . . . . . . . . .      2,299         3,908         (1,609)
                                --------     ---------      ---------
  Net cash used in
    operating activities . .    $(8,509)     $(16,681)      $  8,172
                                --------     ---------      ---------
                                --------     ---------      ---------


The Company's first quarter of fiscal 1998 cash flows from operations were positively impacted by the increase in net earnings, the change in the cash flow impact of accounts payable and accrued liabilities and the change in the cash flow impact of the non-cash provision for deferred income taxes, as detailed in the preceding table. These positive cash flow impacts were partially offset by the change in the cash flow impact of accounts and notes receivable, inventories, prepaid expenses and other, the non-cash charge for depreciation and amortization, and other operating items, as detailed in the preceding table.

Investing Activities

1998 vs. 1997


                                                                 Dollar
                                                                Increase
                                     Quarter ended June 30,        in
                                     ----------------------     Cash Flow
                                       1997         1996         Impact
                                     --------     --------      ---------
                                              (in thousands)

Cash Flows from Investing
 Activities:
   Additions to property and
     equipment . . . . . . . . .     $ (4,208)    $ (5,012)      $    804
  Software investments . . . . .       (1,290)      (1,714)           424
  Proceeds from sale of assets .          866          150            716
  Purchase of non-marketable
     investments . . . . . . . .           --         (400)           400
  Additions to long-term notes
     receivable  . . . . . . . .           --         (100)           100
                                     --------     --------       --------
  Net cash used in investing
     activities  . . . . . . . .     $ (4,632)    $ (7,076)      $  2,444
                                     --------     --------       --------
                                     --------     --------       --------

The increase in the Company's cash flows from investing activities in the first quarter of fiscal 1998 from first quarter fiscal 1997 levels was due to the decrease in additions to property and equipment and software investments, the proceeds from the sale-leaseback of certain office computer equipment, the absence of non-marketable investment purchases and the absence of additions to long-term notes receivable, as detailed in the preceding table.

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

Financing Activities

1998 vs. 1997


                                                                       Dollar
                                                                      Increase
                                                                     (Decrease)
                                           Quarter ended June 30,        in
                                           ----------------------     Cash Flow
                                             1997        1996          Impact
                                             ----        ----        ----------
                                                    (in thousands)

Cash Flows from Financing Activities:
  Notes payable, net . . . . . . .  . . .  $   (50)     $ 7,804       $(7,854)
  Purchase of treasury stock  . . . . . .   (3,256)      (1,051)       (2,205)
  Proceeds from exercise of stock
    options  . . . . . . . . . . . . . . .   2,563          490         2,073
  Other  . . . . . . . . . . . . . . . . .    (157)        (384)          227
                                           -------      -------       -------
  Net cash (used in) provided by
    financing activities . . . . . . . . . $  (900)     $ 6,859       $(7,759)
                                           -------      -------       -------
                                           -------      -------       -------

The decrease in the Company's first quarter fiscal 1998 cash flows from financing activities from first quarter fiscal 1997 levels was due primarily to the cash flow impact of the decrease in borrowings against the Company's credit facilities through the use of proceeds from the sale of Itronix to pay down amounts outstanding during fiscal 1997 and the Company's repurchase of an additional 215,700 shares of common stock during the first quarter of fiscal 1998 under its open market repurchase program, as detailed in the preceding table. These negative cash flow impacts were partially offset by the increase in proceeds from the exercise of stock options, as detailed in the preceding table. The increase in proceeds from stock option exercises reflects increased exercise activity by optionees in response to the increase in market price of the Company's common stock.

OTHER TRANSACTIONS

During the first quarter of fiscal 1998, the Company repurchased 215,700 shares of its common stock, at a weighted average price of $15.09 per share, pursuant to its open market repurchase program. Additionally, the Company re-issued 179,290 shares of treasury stock to satisfy the stock options exercised under the Company's stock option plans during the first quarter of fiscal 1998.

The Company also repurchased during the first quarter of fiscal 1998 80,000 shares of voting common stock of its Metanetics Corporation
("Metanetics") subsidiary at a price of $1.04 per share from former key employees, increasing the Company's interest in Metanetics to 51%.

SUBSEQUENT TRANSACTIONS AND EVENTS

Subsequent to June 30, 1997, the Company re-issued 36,140 shares of treasury stock to satisfy purchases made by employees through the Telxon Corporation 1995 Employee Stock Purchase Plan. Additionally, the
Company re-issued 60,763 shares of treasury stock in July 1997 to satisfy stock options exercised under the Company's stock option plans.

Also subsequent to June 30, 1997, the Company extended to August 4, 1998, the $20.0 million in bank credit which it maintains under its business purpose revolving promissory note in addition to its ongoing $100.0 million credit agreement.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

During June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS NO. 130 establishes standards for reporting comprehensive income, which has been defined as the change in equity of an entity during a period from transactions and other events and circumstances from nonowners sources, in the basic financial statements. The Company is required to adopt the provisions of SFAS No. 130 for the fiscal year ending March 31, 1999, beginning with the quarter ended June 30, 1998, and redisplay any prior period financial statements included for comparative purposes to reflect the application of SFAS No. 130. As the adoption of this pronouncement will only modify disclosures, there will be no effect on the Company's consolidated financial position or results of operations or cash flows.

Also during June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 revises the manner in which an entity determines the operating segments it must report as well as requires the disclosure of additional segment information. The Company is required to adopt the provisions of SFAS No. 131 for the fiscal year ending March 31, 1999, and restate any prior period financial statements included for comparative purposes to reflect the application of SFAS No. 131. As the adoption of this pronouncement will only modify disclosures, there will be no effect on the Company's consolidated financial position or results of operations or cash flows.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits required by Item 601 of Regulation S-K:

         2 Asset Purchase Agreement by and among Dynatech Corporation, IAQ Corporation, Registrant and Itronix Corporation, a wholly owned subsidiary of Registrant, dated as of December 28, 1996, incorporated herein by reference to Exhibit 2 to Registrant's Form 8-K dated December 31, 1996.

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

              4.3.2 Letter agreement among Registrant, KeyBank
                    National Association and Harris Trust and Savings Bank, dated June 11, 1997, with respect to the appointment of Harris Trust and Savings Bank as successor Rights Agent under the Rights Agreement included as Exhibit 4.3 above, incorporated herein by reference to Exhibit 4.3.2 to Registrant's Form 10-K for the year ended March 31, 1997.

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

              10.1.7    1996 Stock Option Plan for employees,
                        directors and advisors of Aironet Wireless
                        Communications, Inc., a subsidiary of
                        Registrant, incorporated herein by
                        reference to Exhibit 10.1.7 to Registrant's Form 10-K for the year ended March 31, 1997.

              10.1.8 Non-Competition Agreement by and between Registrant and Robert F. Meyerson, effective February 27, 1997, incorporated herein by reference to Exhibit 10.1.8 to Registrant's Form 10-K for the year ended March 31, 1997.

              10.1.9    Description of terms of employment of
                        Frank E. Brick with Registrant for the three fiscal years ending March 31, 2000, filed herewith.

              10.1.10 Employment Agreement between Registrant and Leonard D. Abeita, effective as of April 1, 1997, incorporated herein by reference to
                        Exhibit 10.1.10 to Registrant's Form 10-K for the year ended March 31, 1997.

              10.1.11 Employment Agreement between Registrant and James G. Cleveland, effective as of April 1, 1997, incorporated herein by reference to
                        Exhibit 10.1.11 to Registrant's Form 10-K for the year ended March 31, 1997.

              10.1.12 Employment Agreement between Registrant and Kenneth W. Haver, effective as of April 1, 1997, incorporated herein by reference to
                        Exhibit 10.1.12 to Registrant's Form 10-K for the year ended March 31, 1997.

              10.1.13 Employment Agreement between Registrant and David D. Loadman, effective as of April 1, 1997, incorporated herein by reference to
                        Exhibit 10.1.13 to Registrant's Form 10-K for the year ended March 31, 1997.

              10.1.14 Employment Agreement between Registrant and David W. Porter, effective as of April 1, 1997, incorporated herein by reference to Exhibit
                        10.1.14 to Registrant's Form 10-K for the year ended March 31, 1997.

              10.1.15   Employment Agreement between Registrant and Dan
                        R. Wipff, effective as of April 1, 1997, incorporated herein by reference to Exhibit
                        10.1.15 to Registrant's Form 10-K for the year ended March 31, 1997.

              10.1.16 Letter of the Audit Committee of Registrant's Board of Directors, dated July 22, 1996, engaging Norton Rose to act as the Committee's delegate to advise and assist Registrant's management, incorporated herein by reference to
                        Exhibit 10.1.16 to Registrant's Form 10-K for the year ended March 31, 1997.

     10.2     Material Leases of Registrant.

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

                        10.2.2.c  Fourth Addendum, dated as of April
                                  16, 1996, to the Lease included as Exhibit
                                  10.2.2 above, filed herewith.

                        10.2.2.d Fifth Addendum, dated as of June 24, 1997, to the Lease included as Exhibit
                                  10.2.2 above, filed herewith.

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

                        10.3.1.b  Security Agreement, dated as of
                                  August 6, 1996, by and among Registrant
                                  and The Bank of New York, as Agent,
                                  incorporated herein by reference to
                                  Exhibit 10.3.2.b to Registrant's Form 8-K dated August 16, 1996.

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

              10.3.3 Business Purpose Revolving Promissory Note made by Registrant in favor of Bank One, Akron, N.A., dated November 24, 1995, and related Letter Agreement between them dated November 22, 1995, incorporated herein by reference to
                        Exhibit 10.3.3 to Registrant's Form 10-Q for the quarter ended December 31, 1995.

              10.3.4 Business Purpose Revolving Promissory Note made by Registrant in favor of Bank One, Akron, N.A., dated January 31, 1996, and related Letter Agreement between them dated of even date, incorporated herein by reference to
                        Exhibit 10.3.4 to Registrant's Form 10-Q for the quarter ended December 31, 1995.

              10.3.5 Business Purpose Revolving Promissory Note made by Registrant in favor of Bank One, Akron, N.A., dated February 29, 1996, and related Letter Agreement between them dated of even date, incorporated herein by reference to
                        Exhibit 10.3.6 to Registrant's Form 10-K for the year ended March 31, 1996.

              10.3.6 Business Purpose Revolving Promissory Note (Swing Line) made by Registrant in favor of Bank One, Akron, N.A., dated March 20, 1996, incorporated herein by reference to Exhibit
                        10.3.7 to Registrant's Form 10-K for the year ended March 31, 1996.

              10.3.7 Business Purpose Revolving Promissory Note (Swing Line) made by Registrant in favor of Bank One, Akron, NA, dated August 6, 1996 (in replacement of the Note included as Exhibit
                        10.3.6 above), incorporated herein by reference to Exhibit 10.3.8 to Registrant's Form 8-K dated August 16, 1996.

                        10.3.7.a  Bank One Security Agreement, dated as
                                  of August 6, 1996, by and among Registrant and Bank One, Akron, NA, incorporated herein by reference to Exhibit 10.3.8.a to Registrant's Form 8-K dated August 16, 1996.

              10.3.8 Business Purpose Revolving Promissory Note (Swing Line) made by Registrant in favor of Bank One, NA (fka Bank One, Akron, NA), dated August 5, 1997 (extending the credit facility evidenced by the Note included as Exhibit
                        10.3.7 above), filed herewith.

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

         10.8 Stock Purchase Agreement by and among Meta Holding Corporation, a subsidiary of Registrant, and certain officers of Registrant as Purchasers, dated as of March 30, 1996, incorporated herein by reference to Exhibit
              10.8 to Registrant's Form 10-K for the year ended March
              31, 1997.

         10.9 Stock Purchase Agreement by and between Metanetics Corporation, a subsidiary of Registrant fka New Meta Licensing Corporation, and Accipiter II, Inc., dated as of September 30, 1996, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended September 30, 1996.

        10.10 Stock Purchase Agreement by and between Registrant and Telantis Capital, Inc., dated as of March 31, 1997, incorporated herein by reference to Exhibit 10.10 to Registrant's Form 10-K for the year ended March 31, 1997.

         11. Computation of earnings per share for the three months ended June 30, 1997 and 1996, filed herewith.

         27. Financial Data Schedule as of June 30, 1997, filed herewith.

    (b)  Reports on Form 8-K

    Registrant did not file any Current Reports on Form 8-K during the fiscal quarter for which this Quarterly Report on Form 10-Q is filed.

                       TELXON CORPORATION AND SUBSIDIARIES

                                    SIGNATURE





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Date: August 14, 1997





                                     TELXON CORPORATION
                                     ---------------------------
                                     (Registrant)



                                      /s/ Kenneth W. Haver
                                      --------------------------
                                      Kenneth W. Haver, Senior
                                      Vice President and Chief
                                      Financial Officer

                               TELXON CORPORATION

                                   EXHIBITS TO

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997

                                 INDEX TO EXHIBITS


Where
Filed
-----

 *              2        Asset Purchase Agreement by and among Dynatech Corporation,
                         IAQ Corporation, Registrant and Itronix Corporation, a
                         wholly owned subsidiary of Registrant, dated as of December
                         28, 1996, incorporated herein by reference to Exhibit 2 to
                         Registrant's Form 8-K dated December 31, 1996.

 *              3.1      Restated Certificate of Incorporation of Registrant,
                         incorporated herein by reference to Exhibit No. 3.1 to
                         Registrant's Form 10-K for the year ended March 31, 1993.

 *              3.2      Amended and Restated By-Laws of Registrant, as amended,
                         incorporated herein by reference to Exhibit No. 2(b) to
                         Registrant's Registration Statement on Form 8-A with respect to its Common Stock filed pursuant to Section 12(g) of the
                         Securities Exchange Act, as amended by Amendment No. 1
                         thereto filed under cover of a Form 8 and Amendment No. 2
                         thereto filed on Form 8-A/A.

 *              4.1      Portions of the Restated Certificate of Incorporation of
                         Registrant pertaining to the rights of holders of
                         Registrant's Common Stock, par value $.01 per share,
                         incorporated herein by reference to Exhibit 3.1 to
                         Registrant's Form 10-K for the year ended March 31, 1993.

 *              4.2      Text of form of Certificate for Registrant's Common Stock, par value $.01 per share, and description of graphic and
                         image material appearing thereon, incorporated herein by
                         reference to Exhibit 4.2 to Registrant's Form 10-Q for the quarter ended June 30, 1995.

 *              4.3      Rights Agreement between Registrant and KeyBank National
                         Association, as Rights Agent, dated as of August 25, 1987, as amended and restated as of July 31, 1996, incorporated
                         herein by reference to Exhibit 4 to Registrant's Form 8-K
                         dated August 5, 1996.

 *                       4.3.1     Form of Rights Certificate (included as
                                   Exhibit A to the Rights Agreement included as
                                   Exhibit 4.3 above).  Until the Distribution Date
                                   (as defined in the Rights Agreement), the Rights
                                   Agreement provides that the common stock purchase
                                   rights created thereunder are evidenced by the
                                   certificates for Registrant's Common Stock (the
                                   text of which and description thereof is included
                                   as Exhibit 4.2 above, which stock certificates are
                                   deemed also to be certificates for such common
                                   stock purchase rights) and not by separate Rights
                                   Certificates; as soon as practicable after the
                                   Distribution Date, Rights Certificates will be
                                   mailed to each holder of Registrant's Common Stock
                                   as of the close of business on the Distribution
                                   Date.

 *                       4.3.2     Letter agreement among Registrant, KeyBank
                                   National Association and Harris Trust and Savings
                                   Bank, dated June 11, 1997, with respect to the
                                   appointment of Harris Trust and Savings Bank as
                                   successor Rights Agent under the Rights Agreement
                                   included as Exhibit 4.3 above, incorporated herein
                                   by reference to Exhibit 4.3.2 to Registrant's Form
                                   10-K for the year ended March 31, 1997.

 *              4.4      Indenture by and between Registrant and AmeriTrust Company
                         National Association, as Trustee, dated as  of June 1, 1987, regarding Registrant's 7-1/2% Convertible Subordinated
                         Debentures Due 2012, incorporated herein by reference to
                         Exhibit 4.2 to Registrant's Registration Statement on Form
                         S-3, Registration No. 33-14348, filed May 18, 1987.

 *                       4.4.1     Form of Registrant's 7-1/2% Convertible
                                   Subordinated Debentures Due 2012 (set forth in the
                                   Indenture included as Exhibit 4.4 above).

 *              4.5      Indenture by and between Registrant and Bank One Trust
                         Company, N.A., as Trustee, dated as of December 1, 1995,
                         regarding Registrant's 5-3/4% Convertible Subordinated Notes due 2003, incorporated herein by reference to Exhibit 4.1 to
                         Registrant's Registration Statement on Form S-3,
                         Registration No. 333-1189, filed February 23, 1996.

 *                       4.5.1     Form of Registrant's 5-3/4% Convertible
                                   Subordinated Notes due 2003 issued under the
                                   Indenture included as Exhibit 4.5 above,
                                   incorporated herein by reference to Exhibit 4.2 to
                                   Registrant's Registration Statement on Form S-3,
                                   Registration No. 333-1189, filed  February 23,
                                   1996.

 *                       4.5.2     Registration Rights Agreement by and among
                                   Registrant and Hambrecht & Quist LLC and
                                   Prudential Securities Incorporated, as the Initial
                                   Purchasers of Registrant's 5-3/4% Convertible
                                   Subordinated Notes due 2003, with respect to the
                                   registration of said Notes under applicable
                                   securities laws, incorporated herein by reference
                                   to Exhibit 4.3 to Registrant's Registration
                                   Statement on Form S-3, Registration No. 333-1189,
                                   filed February 23, 1996.

                10.1     Compensation and Benefits Plans of Registrant.

 *                       10.1.1    Amended and Restated Retirement and Uniform
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

 *                       10.1.6    1995 Employee Stock Purchase Plan of Registrant,
                                   as amended, incorporated herein by reference to
                                                   Exhibit 10.1.7 to Registrant's Form 10-Q
                                                   for the quarter ended September 30, 1995.

 *                       10.1.7    1996 Stock Option Plan for employees,
                                   directors and advisors of Aironet Wireless
                                   Communications, Inc., a subsidiary of Registrant,
                                   incorporated herein by reference to Exhibit 10.1.7
                                   to Registrant's Form 10-K for the year ended March
                                   31, 1997.

 *                       10.1.8    Non-Competition Agreement by and between
                                   Registrant and Robert F. Meyerson, effective
                                   February 27, 1997, incorporated herein by
                                   reference to Exhibit 10.1.8 to Registrant's Form
                                   10-K for the year ended March 31, 1997.

 **                      10.1.9    Description of terms of employment of Frank
                                   E. Brick with Registrant for the three fiscal
                                   years ending March 31, 2000, filed herewith.

 *                       10.1.10   Employment Agreement between Registrant and
                                   Leonard D. Abeita, effective as of April 1, 1997,
                                   incorporated herein by reference to Exhibit
                                   10.1.10 to Registrant's Form 10-K for the year
                                   ended March 31, 1997.

 *                       10.1.11   Employment Agreement between Registrant and
                                   James G. Cleveland, effective as of April 1, 1997,
                                   incorporated herein by reference to Exhibit
                                   10.1.11 to Registrant's Form 10-K for the year
                                   ended March 31, 1997.

 *                       10.1.12   Employment Agreement between Registrant and
                                   Kenneth W. Haver, effective as of April 1, 1997,
                                   incorporated herein by reference to Exhibit
                                   10.1.12 to Registrant's Form 10-K for the year
                                   ended March 31, 1997.

 *                       10.1.13   Employment Agreement between Registrant and
                                   David D. Loadman, effective as of April 1, 1997,
                                   incorporated herein by reference to Exhibit
                                   10.1.13 to Registrant's Form 10-K for the year
                                   ended March 31, 1997.

 *                       10.1.14   Employment Agreement between Registrant and
                                   David W. Porter, effective as of April 1, 1997,
                                   incorporated herein by reference to Exhibit
                                   10.1.14 to Registrant's Form 10-K for the year
                                   ended March 31, 1997.


 *                       10.1.15   Employment Agreement between Registrant and
                                   Dan R. Wipff, effective as of April 1, 1997,
                                   incorporated herein by reference to Exhibit
                                   10.1.15 to Registrant's Form 10-K for the year
                                   ended March 31, 1997.

 *                       10.1.16   Letter of the Audit Committee of Registrant's
                                   Board of Directors, dated July 22, 1996, engaging
                                   Norton Rose to act as the Committee's delegate to
                                   advise and assist Registrant's management,
                                   incorporated herein by reference to Exhibit
                                   10.1.16 to Registrant's Form 10-K for the year
                                   ended March 31, 1997.

                10.2     Material Leases of Registrant.

 *                       10.2.1    Lease between Registrant and 3330 W. Market
                                   Properties, dated as of December 30, 1986,
                                   incorporated herein by reference to Exhibit 10.2.1
                                   to Registrant's Form 10-K for the year ended March
                                   31, 1994.

 *                       10.2.2    Standard Office Lease (Modified Net Lease)
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

 **                                10.2.2.c  Fourth Addendum, dated as of April 16,
                                             1996, to the Lease included as Exhibit
                                             10.2.2 above, filed herewith.

 **                                10.2.2.d  Fifth Addendum, dated as of June 24,
                                             1997, to the Lease included as Exhibit
                                             10.2.2 above, filed herewith.

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

 *                                 10.3.1.b  Security Agreement, dated as of August
                                             6, 1996, by and among Registrant and The
                                             Bank of New York, as Agent, incorporated
                                             herein  by reference to Exhibit 10.3.2.b
                                             to Registrant's Form 8-K dated August
                                             16, 1996.


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
                                   (Swing Line) made by Registrant in favor of Bank
                                   One, Akron, NA, dated August 6, 1996 (in
                                   replacement of the Note included as Exhibit 10.3.6
                                   above), incorporated herein by reference to
                                   Exhibit 10.3.8 to Registrant's Form 8-K dated
                                   August 16, 1996.

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
                                             16, 1996.

 **                      10.3.8    Business Purpose Revolving Promissory Note
                                   (Swing Line) made by Registrant in favor of Bank
                                   One, NA (fka Bank One, Akron, NA), dated August 5,
                                   1997 (extending the credit facility evidenced by
                                   the Note included as Exhibit 10.3.7 above), filed
                                   herewith.

 *              10.4     Amended and Restated Agreement between Registrant and
                         Symbol Technologies, Inc., dated as of September 30, 1992, incorporated herein by reference to Exhibit 10.4 to
                         Registrant's Form 10-K for the year ended March 31, 1993.

 *              10.5     Agreement of Purchase and Sale of Assets by and among
                         Vision  Newco, Inc., a subsidiary of Registrant, Virtual
                         Vision, Inc., as debtor and debtor in possession, and the
                         Official Unsecured  Creditors' Committee, on behalf of the bankruptcy estate of Virtual Vision, dated as of July 13,
                         1995, incorporated herein by reference to Exhibit 10.8 to
                         Registrant's Form 10-Q for the quarter ended June 30, 1995.

 *              10.6     Subscription Agreement by and among New Meta Licensing
                         Corporation, a subsidiary of Registrant, and certain
                         officers of Registrant as Purchasers,


                         dated as of September 19, 1995, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended
                         September 30, 1995.

 *              10.7     Shareholder Agreement by and among New Meta Licensing
                         Corporation, a subsidiary of Registrant, and its
                         Shareholders, including the officers of Registrant party to the Agreement included as Exhibit 10.6 above, dated as of
                         September 29, 1995, incorporated herein by reference to
                         Exhibit 10.9 to Registrant's Form 10-Q for the quarter ended
                         September 30, 1995.

 *                       10.7.1    First Amendment, dated as of September 29,
                                   1995, to the Agreement included as Exhibit 10.7
                                   above, incorporated herein by reference to Exhibit
                                   10.9.1 to Registrant's Form 10-Q for the quarter
                                   ended December 31, 1995.

 *                       10.7.2    Second Amendment, dated as of January, 1996,
                                   to the Agreement included as Exhibit 10.7 above,
                                   incorporated herein by reference to Exhibit 10.9.2
                                   to Registrant's Form 10-Q for the quarter ended
                                   December 31, 1995.

 *                       10.7.3    Amended and Restated Shareholder Agreement by
                                   and among Metanetics Corporation (fka New Meta
                                   Licensing Corporation) and its Shareholders, dated
                                   as of March 28, 1996, superseding the Agreement
                                   included as Exhibit 10.7 above, as amended by the
                                   First and Second Amendments thereto included as
                                   Exhibits 10.7.1 and 10.7.2 above, incorporated
                                   herein by reference to Exhibit 10.9.3 to
                                   Registrant's Form 10-K for the year ended March
                                   31, 1996.

 *                       10.7.4    First Amendment, dated as of March 30, 1996,
                                   to the Agreement included as Exhibit 10.7.3 above,
                                   incorporated herein by reference to Exhibit 10.9.4
                                   to Registrant's Form 10-K for the year ended March
                                   31, 1996

 *              10.8     Stock Purchase Agreement by and among Meta Holding
                         Corporation, a subsidiary of Registrant, and certain
                         officers of Registrant as Purchasers, dated as of March 30,
                         1996, incorporated herein by reference to Exhibit 10.8 to
                         Registrant's Form 10-K for the year ended March 31, 1997.

 *              10.9     Stock Purchase Agreement by and between Metanetics
                         Corporation, a subsidiary of Registrant fka New Meta
                         Licensing Corporation, and  Accipiter II, Inc., dated as of
                         September 30, 1996, incorporated herein by reference to
                         Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended
                         September 30, 1996.

 *              10.10    Stock Purchase Agreement by and between Registrant and
                         Telantis Capital, Inc., dated as of March 31, 1997,
                         incorporated herein by reference to Exhibit 10.10 to
                         Registrant's Form 10-K for the year ended March 31, 1997.

 **             11.      Computation of earnings per share for the three months
                         ended June 30, 1997 and 1996, filed herewith.

 **             27.      Financial Data Schedule as of June 30, 1997, filed herewith.

----------

 *             Previously filed

 **            Filed herewith