Form 10-Q
period 1997-09-30
TELXON CORP
filed 1997-11-14
CIK 352495

                       SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549


                                    FORM 10-Q



          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997



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



                                 (330) 664-1000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)





Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ].  No [ ].

At September 30, 1997, there were 15,845,338 outstanding shares of the registrant's Common Stock.

                               TELXON CORPORATION
        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                                                                                                        Page No.
                                                                                                        --------

PART I.       FINANCIAL INFORMATION:

     Item 1:  Consolidated Financial Statements
                         Balance Sheet..................................................................    3
                         Statement of Operations........................................................    4
                         Statement of Cash Flows........................................................    5
                         Notes to Consolidated Financial Statements.....................................   6-9

     Item 2:  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations............................................  10-17

PART II.      OTHER INFORMATION:

     Item 1:  Legal Proceedings.........................................................................   18

     Item 4:  Submission of Matters to a Vote of Security Holders.......................................   18

     Item 6:  Exhibits and Reports on Form 8-K..........................................................  18-24

All Items of Form 10-Q other than those listed above have been omitted as inapplicable.

                          PART I. FINANCIAL INFORMATION

                    ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                       TELXON CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                     (In thousands except per share amounts)

                                                                                                September 30,        March 31,
                                                                                                    1997               1997
                                                                                                  --------            ------
                                                                                                 (Unaudited)
ASSETS

Current assets:
  Cash (including cash equivalents of $8,500 and
    $38,100)  ...............................................................................     $ 28,635           $ 45,386
  Accounts receivable, net of allowance for
    doubtful accounts of $1,790 and $1,596...................................................      104,934            111,959
  Notes and other accounts receivable........................................................       14,874             16,312
  Inventories ...............................................................................       87,454             84,499
  Prepaid expenses and other.................................................................       14,207             11,956
                                                                                                  --------           --------
     Total current assets....................................................................      250,104            270,112
Property and equipment, net..................................................................       50,232             45,578
Intangible and other assets, net.............................................................       44,895             46,094
                                                                                                  --------           --------
     Total   ................................................................................     $345,231           $361,784
                                                                                                  ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable..............................................................................     $     --           $     50
  Current portion of long-term debt..........................................................          383                383
  Capital lease obligations due within one year..............................................          642                627
  Accounts payable...........................................................................       36,050             47,917
  Income taxes payable.......................................................................        1,708              3,077
  Accrued liabilities........................................................................       41,159             49,000
                                                                                                  --------           --------
     Total current liabilities...............................................................       79,942            101,054
Capital lease obligations....................................................................          635                968
Convertible subordinated notes and debentures................................................      107,224            107,224
Other long-term liabilities..................................................................        5,620              5,837
                                                                                                  --------           --------
     Total liabilities.......................................................................      193,421            215,083

Stockholders' equity:
  Preferred Stock, $1.00 par value per share; 500
    shares authorized, none issued...........................................................           --                 --
  Common Stock, $.01 par value per share; 50,000
    shares authorized, 16,203 and 16,186 shares issued.......................................          162                162
  Additional paid-in capital.................................................................       86,479             87,105
  Retained earnings..........................................................................       74,533             70,821
  Equity adjustment for foreign currency translation.........................................       (3,633)            (2,643)
  Unearned compensation relating to restricted stock awards..................................         (114)              (210)
  Treasury stock; 357 and 557 shares of common stock at cost.................................       (5,617)            (8,534)
                                                                                                  --------           --------
     Total stockholders' equity..............................................................      151,810            146,701
                                                                                                  --------           --------
Commitments and contingencies................................................................           --                 --
                                                                                                  --------           --------
     Total    ...............................................................................     $345,231           $361,784
                                                                                                  ========           ========





See accompanying notes to
consolidated financial statements

                       TELXON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (In thousands except per share amounts)

                                   (Unaudited)


                                                          Three Months                   Six Months
                                                       Ended September 30,           Ended September 30,
                                                      1997            1996          1997           1996
                                                    ---------      ---------      ---------      ---------
Revenues:
     Product, net .............................     $  91,138      $  89,439      $ 177,829      $ 183,464
     Customer service, net ....................        19,182         18,875         37,404         37,233
                                                    ---------      ---------      ---------      ---------
              Total net revenues ..............       110,320        108,314        215,233        220,697

Cost of revenues:
     Product ..................................        54,276         62,445        106,836        128,270
     Customer service .........................        12,336         11,534         23,462         22,582
                                                    ---------      ---------      ---------      ---------
              Total cost of revenues ..........        66,612         73,979        130,298        150,852
                                                    ---------      ---------      ---------      ---------

     Gross profit .............................        43,708         34,335         84,935         69,845

Operating expenses:
     Selling expenses .........................        18,677         21,037         36,776         42,220
     Product development and engineering
          expenses ............................         9,525         10,096         18,651         21,204
     General and administrative expenses ......         9,843         10,548         19,547         21,711
                                                    ---------      ---------      ---------      ---------
              Total operating expenses ........        38,045         41,681         74,974         85,135
                                                    ---------      ---------      ---------      ---------

              Income (loss) from operations ...         5,663         (7,346)         9,961        (15,290)

Interest income ...............................           420            136            917            351
Interest expense ..............................        (1,811)        (2,162)        (3,602)        (4,132)
Other non-operating (expense) income ..........            (7)           (32)          (165)            73
                                                    ---------      ---------      ---------      ---------

              Income (loss) before income taxes         4,265         (9,404)         7,111        (18,998)

Provision (benefit) for income taxes ..........         1,877         (4,702)         3,129         (9,499)
                                                    ---------      ---------      ---------      ---------

              Net income (loss) ...............     $   2,388      $  (4,702)     $   3,982      $  (9,499)
                                                    =========      =========      =========      =========

Earnings per common and common equivalent share:

              Net income (loss) per share .....     $     .15      $    (.29)     $     .25      $    (.58)
                                                    =========      =========      =========      =========

Average number of common and common
      equivalent shares outstanding ...........        16,273         16,182         16,027         16,265
                                                    =========      =========      =========      =========

See accompanying notes to
consolidated financial statements

                       TELXON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)

                                                              Six Months Ended September 30,
                                                              ------------------------------
                                                                   1997           1996
                                                                 --------       --------
Cash flows from operating activities:
     Net income (loss) ....................................      $  3,982       $ (9,499)
     Adjustments to reconcile net income (loss) to
         net cash used in operating activities:
              Depreciation and amortization ...............        12,183         13,673
              Amortization of restricted stock
                  awards, net .............................            96            253
              Provision for doubtful accounts .............           395            180
              Provision for inventory obsolescence ........         3,548          5,972
              Deferred income taxes .......................           172         (1,025)
              Loss on disposal of assets ..................           528            295
              Trading securities, net .....................            --            902
              Changes in assets and liabilities:
                   Accounts and notes receivable ..........         7,597         18,038
                   Inventories ............................        (7,032)        (1,732)
                   Prepaid expenses and other .............        (2,231)            55
                   Intangible and other assets ............        (1,748)          (865)
                   Accounts payable and accrued liabilities       (21,341)       (46,431)
                   Other long-term liabilities ............          (217)            37
                                                                 --------       --------
                             Total adjustments ............        (8,050)       (10,648)
                                                                 --------       --------
     Net cash used in operating activities ................        (4,068)       (20,147)

Cash flows from investing activities:
     Additions to property and equipment ..................       (12,212)        (8,269)
     Software investments .................................        (2,279)        (3,477)
     Proceeds from the sale of assets .....................           866            150
     Purchase of non-marketable investments ...............            --           (400)
     Additions to long-term notes receivable ..............          (140)          (600)
                                                                 --------       --------
     Net cash used in investing activities ................       (13,765)       (12,596)

Cash flows from financing activities:
     Notes payable, net ...................................           (50)        17,269
     Principal payments on capital leases .................          (318)          (502)
     Principal payments on long-term borrowing ............            --         (2,103)
     Purchase of treasury stock ...........................        (3,256)        (1,051)
     Debt issue costs paid ................................            --           (239)
     Proceeds from exercise of stock options
         (includes tax benefit) ...........................         4,863            652
                                                                 --------       --------
     Net cash provided by financing activities ............         1,239         14,026

     Effect of exchange rate changes on cash ..............          (157)            17
                                                                 --------       --------

     Net decrease in cash and cash equivalents ............       (16,751)       (18,700)
     Cash and cash equivalents at beginning of period .....        45,386         34,828
                                                                 --------       --------
     Cash and cash equivalents at end of period ...........      $ 28,635       $ 16,128
                                                                 ========       ========


See accompanying notes to
consolidated financial statements

                       TELXON CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (In thousands except share and per share amounts)



1.       Management Representation

         The consolidated financial statements of Telxon Corporation ("Telxon") and its subsidiaries (collectively with Telxon, the "Company") have been prepared without audit. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of results for the interim period(s), have been made. The statements, including the March 31, 1997, condensed balance sheet data derived from audited financial statements, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements as contained in the Company's Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, for the fiscal year ended March 31, 1997.

2.       Earnings Per Share

         Computations of earnings per common and common equivalent share of common stock are based on the weighted average number of common shares outstanding during the period increased by the net shares issuable on the assumed exercise of stock options using the treasury stock method. All securities having an antidilutive effect on earnings per share have been excluded from such computations. Common stock purchase rights outstanding under the Company's stockholder rights plan, which potentially have a dilutive effect, have been excluded from the weighted common shares computation as preconditions to the exercisability of such rights were not satisfied.

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 revises the standards for computing and presenting earnings per share. The Company is required to adopt the provisions of SFAS No. 128 beginning with the third quarter ending December 31, 1997, at which time all prior and interim period earnings per share amounts will be restated. The Company has determined that, once adopted, the restated basic and fully diluted earnings per share amounts as computed under SFAS No. 128 for the quarter and six months ended September 30, 1997, will not be materially different from the earnings per share amounts presented in the accompanying consolidated statement of operations.

3.       Inventories

         Inventories consisted of the following:
                                                                                           September 30,
                                                                                               1997             March 31,
                                                                                            (Unaudited)            1997
                                                                                           ------------         ---------
         Purchased components.........................................................        $28,279            $29,983
         Work-in-process..............................................................         37,657             31,579
         Finished goods...............................................................         21,518             22,937
                                                                                              -------            -------
                                                                                              $87,454            $84,499
                                                                                              =======            =======

4.       Accrued Liabilities

         Accrued liabilities consisted of the following:
                                                                                           September 30,
                                                                                               1997             March 31,
                                                                                            (Unaudited)            1997
                                                                                           ------------         ---------
         Deferred customer service revenues...........................................        $13,047            $14,329
         Accrued payroll and other employee compensation..............................          9,644             15,799
         Other accrued liabilities....................................................         18,468             18,872
                                                                                              -------            -------
                                                                                              $41,159            $49,000
                                                                                              =======            =======

                       TELXON CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (In thousands except share and per share amounts)


5.       Supplemental Cash Flow Information

                                                                               Six Months
                                                                            Ended September 30,
                                                                            -------------------
                                                                          1997               1996
                                                                          ----               ----
                                                                                (Unaudited)

         Cash paid during the period for:
         Interest.................................................       $3,674             $4,419
         Income taxes.............................................        4,985              6,127

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

         The Company's re-issuances of treasury stock during the second quarter of each of fiscal 1998 and 1997 to satisfy purchases made by employees through the Telxon Corporation 1995 Employee Stock Purchase Plan have been excluded from the accompanying consolidated statement of cash flows as non-cash transactions. See Note 8 - Other Transactions for further details of the second quarter fiscal 1998 re-issuance.

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

         Following the completion of discovery (other than of experts), each defendant filed a Motion for Summary Judgment on May 19, 1995, all of which were opposed by the plaintiffs. On September 14, 1995, the trial court granted each defendant summary judgment on all counts, which the plaintiffs appealed to the United States Sixth Circuit Court of Appeals. On November 12, 1997, the Court of Appeals affirmed the summary judgment as to all defendants. Though the plaintiffs have the right to seek further appeal or other relief from the affirmance, the Company would not expect that the trial court's disposition of the case, as affirmed by the Court of Appeals, will be overturned; accordingly, no provision has been made in the accompanying consolidated financial statements for any liability that could result to the Company with respect to the Consolidated Class Action.

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

         The decrease in the Company's second quarter and first half of fiscal 1998 consolidated effective income tax rate from the rate experienced during the second quarter and first half of fiscal 1997 was due primarily to the decrease in non-deductible goodwill amortization and an increase in consolidated pre-tax income without a corresponding increase in non-deductible reconciling items.

8.       Other Transactions

         During the second quarter of fiscal 1998, the Company re-issued 200,272 shares of treasury stock to satisfy the stock options exercised under the Company's stock option plans and another 36,140 shares of treasury stock to satisfy purchases made by employees through the Telxon Corporation 1995 Employee Stock Purchase Plan.

9.       Subsequent Event

         During October 1997, the Company re-issued 136,921 shares of treasury stock to satisfy stock options exercised under the Company's stock option plans.

10.      Reclassifications

         Certain items in the fiscal 1997 consolidated financial statements and notes thereto have been reclassified to conform to the fiscal 1998 presentation.

                       TELXON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IN ADDITION TO DISCUSSING AND ANALYZING THE COMPANY'S RECENT HISTORICAL FINANCIAL RESULTS AND CONDITION, THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES STATEMENTS REGARDING CERTAIN TRENDS OR OF OTHER FORWARD-LOOKING INFORMATION CONCERNING THE COMPANY'S ANTICIPATED REVENUES, COSTS, FINANCIAL RESOURCES OR OTHERWISE AFFECTING OR RELATING TO THE COMPANY WHICH ARE INTENDED TO QUALIFY FOR THE PROTECTIONS AFFORDED "FORWARD-LOOKING STATEMENTS" UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, PUBLIC LAW 104-67. THE FORWARD-LOOKING STATEMENTS MADE HEREIN AND ELSEWHERE IN THIS FORM 10-Q ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. THE SUMMARY OF CERTAIN OF THE RISKS AND OTHER IMPORTANT FACTORS WHICH MAY AFFECT THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL AND OTHER CONDITION UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" BELOW SHOULD BE READ IN CONJUNCTION WITH THE MORE COMPLETE DISCUSSION OF THOSE AND OTHER RISKS AND IMPORTANT FACTORS AFFECTING THE BUSINESS, OPERATING RESULTS AND CONDITION OF THE COMPANY UNDER "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - FACTORS THAT MAY AFFECT FUTURE RESULTS" (WHICH IS INCORPORATED HEREIN BY THIS REFERENCE), AND OTHER CAUTIONARY STATEMENTS APPEARING UNDER "ITEM
1. BUSINESS" AND ELSEWHERE, IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K, AS AMENDED BY AMENDMENT NO. 1 ON FORM 10-K/A, FOR THE FISCAL YEAR ENDED MARCH 31, 1997.

OVERVIEW

The Company recorded net income of $2.4 million or $.15 per share and $4.0 million or $.25 per share for the second quarter and first half of fiscal 1998, respectively. In comparison, the Company recorded net losses of $4.7 million or $.29 per share and $9.5 million or $.58 per share for the second quarter and first half of fiscal 1997, respectively.

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

RESULTS OF OPERATIONS

Revenues

1998 vs. 1997

                                                             Quarter ended September 30,                    Increase
                                                             ---------------------------                    --------
                                                                 1997            1996               Dollar         Percentage
                                                                 ----            ----               ------         ----------
                                                                             (in thousands)

Net Revenues:
   Product, net......................................          $ 91,138         $ 89,439            $1,699            1.9%
   Customer service, net.............................            19,182           18,875               307            1.6%
                                                               --------         --------            ------
   Total net revenues................................          $110,320         $108,314            $2,006            1.9%
                                                               ========         ========            ======


                                                             Six Months ended September 30,            Increase (Decrease)
                                                             ------------------------------            -------------------
                                                                 1997            1996               Dollar         Percentage
                                                                 ----            ----               ------         ----------
                                                                             (in thousands)

Net Revenues:
   Product, net......................................          $177,829         $183,464           $(5,635)          (3.1)%
   Customer service, net.............................            37,404           37,233               171            0.5 %
                                                               --------         --------           -------
   Total net revenues................................          $215,233         $220,697           $(5,464)          (2.5)%
                                                               ========         ========           =======


Product revenues include the sale of portable tele-transaction computers ("PTCs"), including rugged, wireless mobile computers and pen-based and touch-screen workslates; hardware accessories; wireless data communication products; custom application software and software licenses; and a variety of professional services, including system integration and project management.

Consolidated product revenues from continuing operations, which exclude the fiscal 1997 results of the Company's former Itronix subsidiary (which was sold effective December 31, 1996), increased $22.6 million or 33.0% in the second quarter of fiscal 1998 from second quarter fiscal 1997 levels. The consolidated product revenues shown for the second quarter of fiscal 1997 include $20.9 million of product revenues from Itronix. The increase in consolidated product revenues from continuing operations was due primarily to an increase in domestic PTC unit volume while the average selling price per PTC unit remained essentially constant.

Consolidated product revenues from continuing operations increased $35.7 million or 25.1% in the first half of fiscal 1998 from first half fiscal 1997 levels. The consolidated product revenues shown for the first half of fiscal 1997 include $41.4 million of product revenues from Itronix. The increase in consolidated product revenues from continuing operations was due primarily to an increase in domestic PTC unit volume that was partially offset by a slight decrease in the average selling price per PTC unit.

Revenues from the Company's international operations increased $4.0 million or 14.8% in the second quarter of fiscal 1998 from second quarter fiscal 1997 levels. The increase in second quarter fiscal 1998 international revenues was primarily attributable to an increase in the volume of PTC units sold to foreign distributors, partially offset by a decrease in the average selling price per PTC unit paid by the foreign distributors. The Company's revenues from international operations increased $3.9 million or 6.8% in the first half of fiscal 1998 from first half fiscal 1997 levels. This increase was primarily due to the increase in the volume of PTC units sold to foreign distributors while the average selling price per PTC unit paid by the foreign distributors remained essentially constant. These revenues from international operations for the quarters and six months ended September 30, 1997 and 1996, exclude the results of the Canadian operations of the Company's Aironet subsidiary. The relocation of these Aironet operations to Akron, Ohio, will be completed during the second half of fiscal 1998, as a result of which their revenues will be included in the Company's consolidated domestic results.

Cost of Revenues

1998 vs. 1997

                                                              Quarter ended September 30,               Increase (Decrease)
                                                              ---------------------------               -------------------
                                                                 1997             1996              Dollar          Percentage
                                                                 ----             ----              ------          ----------
                                                                             (in thousands)
Cost of Revenues:
   Product............................................          $54,276          $62,445            $(8,169)          (13.1)%
   Customer service...................................           12,336           11,534                802             7.0 %
                                                                -------          -------            -------
   Total cost of revenues.............................          $66,612          $73,979            $(7,367)          (10.0)%
                                                                =======          =======            =======

   Cost of product revenues as a
     percentage of product revenues,
     net ............................................              59.6%           69.8%

   Cost of customer service revenues
     as a percentage of customer
     service revenues, net............................             64.3%           61.1%


                                                             Six Months ended September 30,             Increase (Decrease)
                                                             ------------------------------             -------------------
                                                                1997              1996             Dollar            Percentage
                                                                ----              ----             ------            ----------
                                                                             (in thousands)
Cost of Revenues:
   Product...........................................          $106,836         $128,270           $(21,434)          (16.7)%
   Customer service..................................            23,462           22,582                880             3.9 %
                                                               --------         --------           --------
   Total cost of revenues............................          $130,298         $150,852           $(20,554)          (13.6)%
                                                               ========         ========           ========

   Cost of product revenues as a
     percentage of product revenues,
     net ............................................              60.1%           69.9%

   Cost of customer service revenues
     as a percentage of customer
     service revenues, net...........................              62.7%           60.7%

The decrease in the second quarter fiscal 1998 consolidated product cost percentage from second quarter fiscal 1997 levels was due primarily to the absence of certain non-recurring adjustments and a large-volume/low margin contract with a single, large customer experienced by the Company during the second quarter of fiscal 1997. The fiscal 1997 non-recurring adjustments increased the inventory valuation and customer allowance provisions, which negatively impacted the second quarter fiscal 1997 product cost percentage by 4% and 2%, respectively. Additionally, the large-volume/low margin contract with a single customer effectively reduced the second quarter fiscal 1997 product gross margin percentage by 2%. Second quarter fiscal 1998 product gross margins were also positively impacted by the benefit recognized during the quarter from the Company's fiscal 1997 cost reduction and efficiency initiatives, workforce reductions and early retirements.

The decrease in the first half of fiscal 1998 consolidated product cost percentage from first half fiscal 1997 levels was due primarily to the absence of certain non-recurring adjustments, large-volume/low margin business and new product rollouts experienced by the Company during the first half of fiscal 1997. The non-recurring adjustments to increase the inventory valuation and customer allowance provisions negatively impacted the first half fiscal 1997 product cost percentage by 2% and 1%, respectively, while the large-volume/low margin contract with a single customer effectively reduced the first half fiscal 1997 product gross margin percentage by 1%. First half fiscal 1998 product gross margins were also positively impacted by the benefit recognized during the period from the Company's fiscal 1997 cost reduction and efficiency initiatives, workforce reductions and early retirements.

The Company anticipates its second half of fiscal 1998 consolidated product cost percentage to decrease from second half fiscal 1997 levels due to the absence of non-recurring charges for inventory valuation, workforce reduction and early retirement provisions recorded during the third quarter of fiscal 1997 as well as the continued benefit of the Company's fiscal 1997 cost reduction and efficiency initiatives, workforce reductions and early retirements.

The increase in the second quarter and first half of fiscal 1998 consolidated customer service cost percentage from second quarter and first half fiscal 1997 levels was due primarily to the increased direct material and labor costs required to repair the Company's more sophisticated and complex pen-based and radio frequency units that comprise an increasing proportion of its installed customer base.

The Company anticipates its second half of fiscal 1998 consolidated customer service cost percentage to decrease from second half fiscal 1997 levels due to the absence of non-recurring charges for inventory valuation and customer service consolidation provisions recorded during the third quarter of fiscal 1997 as well as the continued benefit of the Company's fiscal 1997 cost reduction and efficiency initiatives.

At September 30, 1997, consolidated inventory allowance accounts increased to $18.7 million from $16.0 million at March 31, 1997. As a percentage of consolidated gross inventories, the Company's consolidated inventory allowances increased to 17.4% at September 30, 1997, from 15.6% at March 31, 1997. The Company anticipates continuing to provide for inventory obsolescence resulting from technological change.


Operating Expenses

1998 vs. 1997

                                                           Quarter ended September 30,                  (Decrease)
                                                           ---------------------------                  ----------
                                                             1997               1996             Dollar         Percentage
                                                             ----               ----             ------         ----------
                                                                           (in thousands)

Operating Expenses:
   Selling expenses..................................      $18,677             $21,037           $(2,360)         (11.2)%
   Product development and
     engineering expenses............................        9,525              10,096              (571)          (5.7)%
   General and administrative
     expenses........................................        9,843              10,548              (705)          (6.7)%
                                                           -------             -------           -------
   Total operating expenses..........................      $38,045             $41,681           $(3,636)          (8.7)%
                                                           =======             =======           =======


                                                        Six Months ended September 30,                   (Decrease)
                                                        ------------------------------                   ----------
                                                            1997              1996                Dollar          Percentage
                                                            ----              ----                ------          ----------
                                                                         (in thousands)

Operating Expenses:
   Selling expenses..................................      $36,776             $42,220          $ (5,444)         (12.9)%
   Product development and
     engineering expenses............................       18,651              21,204            (2,553)         (12.0)%
   General and administrative
     expenses........................................       19,547              21,711            (2,164)         (10.0)%
                                                           -------             -------          --------
   Total operating expenses..........................      $74,974             $85,135          $(10,161)         (11.9)%
                                                           =======             =======          ========

Consolidated selling expenses as a percentage of consolidated total revenues decreased to 16.9% and 17.1%, respectively, in the second quarter and first half of fiscal 1998 from 19.4% and 19.1%, respectively, in the second quarter and first half of fiscal 1997. The decrease in selling expenses was due primarily to the benefit recognized throughout the first half of fiscal 1998 from the Company's fiscal 1997 workforce reductions and early retirements as well as the absence of $.5 million of severance charges recorded during the second quarter of fiscal 1997. The Company anticipates its second half of fiscal 1998 consolidated selling expenses as a percentage of consolidated total revenues to decrease from second half fiscal 1997 levels due to the absence of non-recurring charges related to the redesign of the Company's worldwide distribution and logistics operations and the workforce reduction and early retirement initiatives recorded during the third quarter of fiscal 1997 as well as the continued benefit of the Company's fiscal 1997 workforce reduction and early retirement initiatives.

The decrease in consolidated product development and engineering expenses in the second quarter and first half of fiscal 1998 from second quarter and first half fiscal 1997 levels was due primarily to the absence of such expenses for the Company's former Itronix subsidiary. During the second quarter and first half of fiscal 1997, Itronix recorded product development and engineering expenses of $1.7 million and $3.3 million, respectively. These second quarter and first half fiscal 1998 cost reductions were partially offset by $.4 million of costs incurred by the Company during the second quarter of fiscal 1998 to begin consolidating and relocating its engineering and development operations to Houston, Texas. Product development and engineering expenses for the second half of fiscal 1998 will include increased incremental costs to complete the consolidation of the Company's engineering operations. The Company anticipates that its overall second half of fiscal 1998 consolidated product development and engineering expenses of its continuing operations will remain at substantially the same level as the comparable second half fiscal 1997 levels, representing a decrease from reported second half fiscal 1997 levels as a result of the absence of engineering costs incurred by its former Itronix subsidiary during the third quarter of fiscal 1997.

During the second quarter and first half of fiscal 1998, the Company capitalized internal software development costs in accordance with the requirements of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS No. 86") aggregating $.8 million and $1.5 million, respectively. The Company capitalized $1.3 million and $2.6 million, respectively, of internal software development costs during the second quarter and first half of fiscal 1997. The Company anticipates the dollar amount of internal software development costs capitalized during the second half of fiscal 1998 to decrease from second half fiscal 1997 levels.

The decrease in general and administrative expenses in the second quarter and first half of fiscal 1998 from second quarter and first half fiscal 1997 levels was due primarily to the benefits recognized from the Company's fiscal 1997 workforce reductions, early retirements and other cost reduction initiatives as well as the absence of the general and administrative expenses of the Company's former Itronix subsidiary. During the second quarter and first half of fiscal 1997, Itronix recorded general and administrative expenses of $.7 million and $1.4 million, respectively. The Company anticipates its second half of fiscal 1998 consolidated general and administrative expenses to decrease from the reported second half fiscal 1997 levels due to the absence of costs incurred by its former Itronix subsidiary during the third quarter of fiscal 1997 and that the second half of fiscal 1998 expenses of its continuing operations will further reflect a decrease from the comparable second half fiscal 1997 levels due to the absence of non-recurring charges related to the Company's workforce reduction and early retirement initiatives, previously developed corporate information systems and certain consulting agreements recorded during the third quarter of fiscal 1997.



Income Taxes

1998 vs. 1997

                                                          Quarter ended September 30,                       Increase
                                                          ---------------------------                       --------
                                                           1997               1996                Dollar            Percentage
                                                           ----               ----                ------            ----------
                                                                         (in thousands)
Income Taxes:
   Provision (benefit) for
      income taxes...................................       $1,877           $(4,702)             $6,579               139.9%



                                                       Six Months ended September 30,                       Increase
                                                       ------------------------------                       --------
                                                           1997               1996                Dollar            Percentage
                                                           ----               ----                ------            ----------
                                                                         (in thousands)
Income Taxes:
   Provision (benefit) for
      income taxes...................................       $3,129           $(9,499)            $12,628               132.9%

The Company's consolidated effective income tax rate was 44% in the second quarter and first half of fiscal 1998 and 50% in the second quarter and first half of fiscal 1997.

The consolidated effective income tax rate for the second quarter and first half of fiscal 1998 reflects income before taxes multiplied by the United States federal statutory tax rate. The tax rate was increased by nondeductible goodwill amortization, international tax rate differentials and subsidiaries' net operating loss benefits not currently utilized. The effective income tax rate was decreased by the favorable tax treatment of the Company's foreign sales corporation. No benefit was recorded for increasing research and development expenditures during the second quarter and first half of fiscal 1998 due to the expiration of the credit for research and development expenditures at June 1, 1997. There were no other significant tax law changes during the first half of fiscal 1998 that had a significant effect on the calculation of the Company's income tax liability.

The consolidated effective income tax rate for the second quarter and first half of fiscal 1997 reflects income before taxes increased by nondeductible goodwill amortization, the sum of which was multiplied by the United States federal statutory tax rate and increased by international tax rate differentials and subsidiaries' net operating loss benefits not currently utilized. These increases in the consolidated effective income tax rate were partially offset by the favorable tax treatment of the Company's foreign sales corporation.

FINANCIAL CONDITION

Liquidity

1998 vs. 1997

                                                                                                               Dollar
                                                                          September 30,      March 31,        Increase
                                                                              1997             1997          (Decrease)
                                                                            --------         --------         --------
                                                                                   (in thousands except ratios)

Cash and cash equivalents............................................       $ 28,635         $ 45,386         $(16,751)
Accounts and notes receivable........................................        119,808          128,271           (8,463)
Inventories..........................................................         87,454           84,499            2,955
Other ...............................................................         14,207           11,956            2,251
                                                                            --------         --------         --------
Total current assets.................................................       $250,104         $270,112         $(20,008)
                                                                            ========         ========         ========

Notes payable........................................................       $     --         $     50         $    (50)
Accounts payable.....................................................         36,050           47,917          (11,867)
Income taxes payable.................................................          1,708            3,077           (1,369)
Accrued liabilities..................................................         41,159           49,000           (7,841)
Other ...............................................................          1,025            1,010               15
                                                                            --------         --------         --------
Total current liabilities............................................       $ 79,942         $101,054         $(21,112)
                                                                            ========         ========         ========

Working capital (current assets
  less current liabilities)..........................................       $170,162         $169,058         $  1,104
                                                                            ========         ========         ========

Current ratio (current assets divided
  by current liabilities)............................................       3.1 to 1         2.7 to 1

The increase in the Company's consolidated working capital at September 30, 1997, from March 31, 1997, was due primarily to the decrease in accounts payable and accrued liabilities, partially offset by decreases in cash and accounts and notes receivable and increases in inventories and other current assets. The decreases in accounts payable and accrued liabilities as well as the corresponding decrease in cash at September 30, 1997, from amounts recorded at March 31, 1997, were due primarily to the Company's increased payments to vendors during the first half of fiscal 1998 for goods and services procured as of March 31, 1997. Consolidated days sales outstanding decreased to 87 days at September 30, 1997, from 88 days at March 31, 1997.

The Company believes its existing resources, including available cash and cash equivalents, internally generated funds and bank credit facilities will be sufficient to meet working capital requirements for the next twelve months.


Cash Flows from Operating Activities:

1998 vs. 1997

                                                                                                                Dollar
                                                                                                               Increase
                                                                                                              (Decrease)
                                                                        Six Months ended September 30,            in
                                                                        ------------------------------         Cash Flow
                                                                           1997               1996              Impact
                                                                           ----               ----              ------
                                                                                         (in thousands)

Cash Flows from Operating Activities:
   Net income (loss)..............................................       $ 3,982             $(9,499)           $13,481
   Depreciation and amortization..................................        12,279              13,926             (1,647)
   Provision for inventory obsolescence...........................         3,548               5,972             (2,424)
   Deferred income taxes..........................................           172              (1,025)             1,197
   Accounts and notes receivable..................................         7,597              18,038            (10,441)
   Inventories....................................................        (7,032)             (1,732)            (5,300)
   Prepaid expenses and other.....................................        (2,231)                 55             (2,286)
   Accounts payable and accrued liabilities.......................       (21,341)            (46,431)            25,090
   Other .........................................................        (1,042)                549             (1,591)
                                                                         -------            --------            -------
   Net cash used in operating activities..........................       $(4,068)           $(20,147)           $16,079
                                                                         =======            ========            =======

The reduction in the amount of cash used in the Company's consolidated operating activities for the first half of fiscal 1998 from first half of fiscal 1997 levels was due primarily to the increase in net income between the two periods, the change in the cash flow impact of accounts payable and accrued liabilities and the absence of the net cash used in the operating activities of the Company's former Itronix subsidiary during the first half of fiscal 1997. During the first half of fiscal 1997, Itronix used approximately $9.3 million of cash in its operating activities that was ultimately funded by Telxon. These positive cash flow items were partially offset by decreased cash flows from accounts and notes receivable and increased inventory purchases, as detailed in the preceding table.


Cash Flows From Investing Activities

1998 vs. 1997

                                                                                                                  Dollar
                                                                                                                 Increase
                                                                                                                (Decrease)
                                                                     Six Months ended September 30,                 in
                                                                     ------------------------------              Cash Flow
                                                                        1997                1996                  Impact
                                                                        ----                ----                  ------
                                                                                        (in thousands)

Cash Flows from Investing Activities:
   Additions to property and equipment..........................     $(12,212)             $ (8,269)               $(3,943)
   Software investments.........................................       (2,279)               (3,477)                 1,198
   Proceeds from sale of assets.................................          866                   150                    716
   Other .......................................................         (140)               (1,000)                   860
                                                                     --------              --------                -------
   Net cash used in investing activities........................     $(13,765)             $(12,596)               $(1,169)
                                                                     ========              ========                =======

The increase in the amount of cash used in the Company's consolidated investing activities for the first half of fiscal 1998 from first half of fiscal 1997 levels was due primarily to the capitalization of $3.5 million of expenditures relating to the installation, commenced during the first half of fiscal 1998, of new corporate-wide information systems designed to enhance management's operational and information resources as well as address Year 2000 issues. This negative cash flow item was partially offset by a reduction in software investments and the proceeds from the sale-leaseback of certain office computer equipment during the first half of fiscal 1998, as detailed in the preceding table. The Company anticipates the capitalization of increased incremental costs associated with its installation of new corporate-wide information systems during the second half of fiscal 1998.

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


Cash Flows From Financing Activities

1998 vs. 1997

                                                                                                                  Dollar
                                                                                                                 Increase
                                                                                                                (Decrease)
                                                                     Six Months ended September 30,                 in
                                                                     ------------------------------              Cash Flow
                                                                        1997                1996                  Impact
                                                                        ----                ----                  ------
                                                                                        (in thousands)
Cash Flows from Financing Activities:
   Notes payable, net...........................................      $   (50)              $17,269               $(17,319)
   Purchase of treasury stock...................................       (3,256)               (1,051)                (2,205)
   Proceeds from exercise of stock options......................        4,863                   652                  4,211
   Principal payments on long-term borrowing....................           --                (2,103)                 2,103
   Other .......................................................         (318)                 (741)                   423
                                                                      -------               -------               --------
   Net cash provided by financing
     activities.................................................      $ 1,239               $14,026               $(12,787)
                                                                      =======               =======               ========

The decrease in the amount of cash provided by the Company's consolidated financing activities for the first half of fiscal 1998 from first half of fiscal 1997 levels was due primarily to the absence of borrowings against the Company's credit facilities during the first half of fiscal 1998 and the Company's repurchase of an additional 215,700 shares of its common stock during the first quarter of fiscal 1998 under its open market repurchase program. The absence of borrowings against the

Company's credit facilities reflects the utilization of proceeds from the December 31, 1996, sale of its former Itronix subsidiary to pay down amounts borrowed and outstanding against the Company's credit facilities during fiscal 1997. These negative cash flow items were partially offset by the increase in proceeds from the exercise of stock options, reflecting the increased exercise activity by optionees in response to the increase in market price of the Company's common stock, and the absence of principal payments on long-term borrowings during the first half of fiscal 1998, as detailed in the preceding table.

During the second quarter of fiscal 1998, the Company extended to August 4, 1998, the $20.0 million in bank credit which it maintains under its business purpose revolving promissory note in addition to its ongoing $100.0 million credit agreement.


OTHER TRANSACTIONS

During the second quarter of fiscal 1998, the Company re-issued 200,272 shares of treasury stock to satisfy the stock options exercised under the Company's stock option plans and another 36,140 shares of treasury stock to satisfy purchases made by employees through the Telxon Corporation 1995 Employee Stock Purchase Plan. The Company's re-issuance of treasury stock to satisfy purchases made by employees through the Telxon Corporation 1995 Employee Stock Purchase Plan has been excluded from the accompanying consolidated statement of cash flows as a non-cash transaction.


SUBSEQUENT EVENT

During October 1997, the Company re-issued 136,921 shares of treasury stock to satisfy stock options exercised under the Company's stock option plans.

ITEM 1.  LEGAL PROCEEDINGS

See Note 6 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q for a discussion of the material pending legal proceedings to which the Company is a party, which footnote discussion is incorporated in this Part II by this reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) Telxon held its Annual Meeting of Stockholders on September 10, 1997 (the "Annual Meeting").

         (b) The matters voted upon by Telxon's stockholders at the Annual Meeting included the election of three directors of the class to hold office until the 2000 annual meeting of stockholders. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected.

         (c) The following three matters were voted upon by Telxon's stockholders at the Annual Meeting:

                  (1) The election of three directors of the class to hold office until the 2000 annual meeting of stockholders or until their successors are elected and qualified. The following votes were cast for each director nominee:

                           For the election of Frank E. Brick --

                                    Votes for:                13,310,126
                                    Votes withheld:              943,096,

                           For the election of Robert A. Goodman --

                                    Votes for:                13,325,376
                                    Votes withheld:              927,846, and

                           For the election of Dr. Raj Reddy --

                                    Votes for:                13,328,399
                                    Votes withheld:              924,823;

                  (2) The approval of amendments to the Telxon Corporation 1990 Stock Option Plan for employees. The following votes were cast:

                                    Votes for:                 10,944,596
                                    Votes against:              2,331,797
                                    Votes abstained:              109,182
                                    Broker non-votes:             867,647; and

                  (3) The approval of the Telxon Corporation 1997 Section 162(m) Performance-Based Compensation Plan for the Chief Executive Officer. The following votes were cast:

                                    Votes for:                 11,815,192
                                    Votes against:              1,442,696
                                    Votes abstained:              127,688
                                    Broker non-votes:             867,646.

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

                          10.1.2 1990 Stock Option Plan for employees of Registrant, as amended, filed herewith.

                          10.1.3 1990 Stock Option Plan for Non-Employee Directors of Registrant, as amended, filed herewith.

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

                          10.1.9 Description of terms of employment of Frank E. Brick with Registrant for the three fiscal years ending March 31, 2000, incorporated herein by reference to
                                       Exhibit 10.1.9 to Registrant's Form 10-Q for the quarter ended June 30, 1997.

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

                                       10.2.2.c         Fourth Addendum, dated
                                                        as of April 16, 1996, to
                                                        the Lease included as
                                                        Exhibit 10.2.2 above,
                                                        incorporated herein by
                                                        reference to Exhibit
                                                        10.2.2.c to Registrant's
                                                        Form 10-Q for the
                                                        quarter ended June 30,
                                                        1997.

                                       10.2.2.d         Fifth Addendum, dated as
                                                        of June 24, 1997, to the
                                                        Lease included as
                                                        Exhibit 10.2.2 above,
                                                        incorporated herein by
                                                        reference to Exhibit
                                                        10.2.2.d to Registrant's
                                                        Form 10-Q for the
                                                        quarter ended June 30,
                                                        1997.

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

                          10.3.7 Business Purpose Revolving Promissory Note (Swing Line) made by Registrant in favor of Bank One, Akron, N.A., dated August 6, 1996 (in replacement of the
                                       Note included as Exhibit 10.3.6 above),
                                       incorporated herein by reference to
                                       Exhibit 10.3.8 to Registrant's Form 8-K
                                       dated August 16, 1996.

                                       10.3.7.a         Bank One Security
                                                        Agreement, dated as of
                                                        August 6, 1996, by and
                                                        among Registrant and
                                                        Bank One, Akron, N.A.,
                                                        incorporated herein by
                                                        reference to Exhibit
                                                        10.3.8.a to Registrant's
                                                        Form 8-K dated August
                                                        16, 1996.

                          10.3.8 Business Purpose Revolving Promissory Note (Swing Line) made by Registrant in favor of Bank One, NA (fka Bank One, Akron, N.A.), dated August 5, 1997 (extending the credit facility evidenced by the Note included as Exhibit 10.3.7 above), incorporated herein by reference to Exhibit 10.3.8 to Registrant's Form 10-Q for the quarter ended June 30, 1997.

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

                11. Computation of earnings per share for the quarters and six months ended September 30, 1997 and 1996, filed herewith.

                27. Financial Data Schedule as of September 30, 1997, filed herewith.

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

    Date:         November 14, 1997





                                                 TELXON CORPORATION
                                                 ------------------------
                                                 (Registrant)



                                                 /s/ Kenneth W. Haver
                                                 ------------------------
                                                 Kenneth W. Haver, Senior
                                                 Vice President and Chief
                                                 Financial Officer

                               TELXON CORPORATION

                                   EXHIBITS TO

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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
                                                        31, 1994.

   **                     10.1.2       1990 Stock Option Plan for employees of
                                       Registrant, as amended, filed herewith.

   **                     10.1.3       1990 Stock Option Plan for Non-Employee
                                       Directors of Registrant, as amended,
                                       filed herewith.

    *                     10.1.4       Non-Qualified Stock Option Agreement
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
                                                        September 30, 1994.

    *                     10.1.6       1995 Employee Stock Purchase Plan
                                       of Registrant, as amended, incorporated
                                       herein by reference to Exhibit 10.1.7 to Registrant's Form 10-Q for the quarter ended September 30, 1995.

    *                     10.1.7       1996 Stock Option Plan for employees,
                                       directors and advisors of Aironet
                                       Wireless Communications, Inc., a
                                       subsidiary of Registrant, incorporated
                                       herein by reference to Exhibit 10.1.7 to Registrant's Form 10-K for the year ended
                                       March 31, 1997.

    *                     10.1.8       Non-Competition Agreement by and between
                                       Registrant and Robert F. Meyerson,
                                       effective February 27, 1997, incorporated herein by reference to Exhibit 10.1.8 to Registrant's Form 10-K for the year ended
                                       March 31, 1997.

    *                     10.1.9       Description of terms of employment of
                                       Frank E. Brick with Registrant for the
                                       three fiscal years ending March 31, 2000, incorporated herein by reference to
                                       Exhibit 10.1.9 to Registrant's Form 10-Q for the quarter ended June 30, 1997.

    *                     10.1.10      Employment Agreement between Registrant
                                       and Leonard D. Abeita, effective as of
                                       April 1, 1997, incorporated herein by
                                       reference to Exhibit 10.1.10 to
                                       Registrant's Form 10-K for the year ended
                                       March 31, 1997.

    *                     10.1.11      Employment Agreement between Registrant
                                       and James G. Cleveland, effective as of
                                       April 1, 1997, incorporated herein by
                                       reference to Exhibit 10.1.11 to
                                       Registrant's Form 10-K for the year ended
                                       March 31, 1997.

    *                     10.1.12      Employment Agreement between Registrant
                                       and Kenneth W. Haver, effective as of
                                       April 1, 1997, incorporated herein by
                                       reference to Exhibit 10.1.12 to
                                       Registrant's Form 10-K for the year ended
                                       March 31, 1997.

    *                     10.1.13      Employment Agreement between Registrant
                                       and David D. Loadman, effective as of
                                       April 1, 1997, incorporated herein by
                                       reference to Exhibit 10.1.13 to
                                       Registrant's Form 10-K for the year ended
                                       March 31, 1997.

    *                     10.1.14      Employment Agreement between Registrant
                                       and David W. Porter, effective as of
                                       April 1, 1997, incorporated herein by
                                       reference to Exhibit 10.1.14 to
                                       Registrant's Form 10-K for the year ended

                                       March 31, 1997.

    *                     10.1.15      Employment Agreement between Registrant
                                       and Dan R. Wipff, effective as of April
                                       1, 1997, incorporated herein by reference to Exhibit 10.1.15 to Registrant's Form
                                       10-K for the year ended March 31, 1997.

    *                     10.1.16      Letter of the Audit Committee of
                                       Registrant's Board of Directors, dated
                                       July 22, 1996, engaging Norton Rose to
                                       act as the Committee's delegate to advise and assist Registrant's management, incorporated herein by reference to
                                       Exhibit 10.1.16 to Registrant's Form 10-K for the year ended March 31, 1997.

                10.2      Material Leases of Registrant.

    *                     10.2.1       Lease between Registrant and 3330
                                       W. Market Properties, dated as of
                                       December 30, 1986, incorporated herein by reference to Exhibit 10.2.1 to
                                       Registrant's Form 10-K for the year ended
                                       March 31, 1994.

    *                     10.2.2       Standard Office Lease (Modified Net
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

    *                                  10.2.2.c         Fourth Addendum, dated
                                                        as of April 16, 1996, to
                                                        the Lease included as
                                                        Exhibit 10.2.2 above,
                                                        incorporated herein by
                                                        reference to Exhibit
                                                        10.2.2.c to Registrant's
                                                        Form 10-Q for the
                                                        quarter ended June 30,
                                                        1997.

    *                                  10.2.2.d         Fifth Addendum, dated as
                                                        of June 24, 1997, to the
                                                        Lease included as
                                                        Exhibit 10.2.2 above,
                                                        incorporated herein by
                                                        reference to Exhibit
                                                        10.2.2.d to Registrant's
                                                        Form 10-Q for the
                                                        quarter ended June 30,
                                                        1997.

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
                                       Note (Swing Line) made by Registrant in
                                       favor of Bank One, Akron, N.A., dated
                                       August 6, 1996 (in replacement of the
                                       Note included as Exhibit 10.3.6 above),
                                       incorporated herein by reference to
                                       Exhibit 10.3.8 to Registrant's Form 8-K
                                       dated August 16, 1996.

    *                                  10.3.7.a         Bank One Security
                                                        Agreement, dated as of
                                                        August 6, 1996, by and
                                                        among Registrant and
                                                        Bank One, Akron, N.A.,
                                                        incorporated herein by
                                                        reference to Exhibit
                                                        10.3.8.a to Registrant's
                                                        Form 8-K dated August
                                                        16, 1996.

    *                     10.3.8      Business Purpose Revolving Promissory
                                      Note (Swing Line) made by Registrant in
                                      favor of Bank One, NA (fka Bank One,
                                      Akron, N.A.), dated August 5, 1997
                                      (extending the credit facility evidenced by the Note included as Exhibit 10.3.7 above), incorporated herein by reference to Exhibit 10.3.8 to Registrant's Form
                                      10-Q for the quarter ended June 30, 1997.

    *           10.4      Amended and Restated Agreement between Registrant and
                          Symbol Technologies, Inc., dated as of September 30,
                          1992, incorporated herein by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended March 31, 1993.

    *           10.5      Agreement of Purchase and Sale of Assets by and among
                          Vision Newco, Inc., a subsidiary of Registrant,
                          Virtual Vision, Inc., as debtor and debtor in possession, and the Official Unsecured Creditors'
                          Committee, on behalf of the bankruptcy estate of Virtual Vision, dated as of July 13, 1995, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended June 30,
                          1995.

    *           10.6      Subscription Agreement by and among New Meta Licensing
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

    *           10.10     Stock Purchase Agreement by and between Registrant and
                          Telantis Capital, Inc., dated as of March 31, 1997, incorporated herein by reference to Exhibit 10.10 to Registrant's Form 10-K for the year ended March 31,
                          1997.

   **           11.       Computation of earnings per share for the quarters and
                          six months ended September 30, 1997 and 1996, filed herewith.

   **           27.       Financial Data Schedule as of September 30, 1997,
                          filed herewith.

---------------

    *           Previously filed

   **           Filed herewith