Form 10-Q
period 1997-12-31
TELXON CORP
filed 1998-02-17
CIK 352495

                       SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549


                                    FORM 10-Q



          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997



                                       OR



          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             for the transition period from __________to __________



                         Commission file number 0-11402



                               TELXON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                     74-1666060
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)



 3330 West Market Street, Akron, Ohio                              44333
----------------------------------------                         ----------
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

At December 31, 1997, there were 15,902,312 outstanding shares of the registrant's Common Stock.

                               TELXON CORPORATION
        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                                                                                                        Page No.
                                                                                                        --------

PART I.   FINANCIAL INFORMATION:

     Item 1:  Consolidated Financial Statements
                         Balance Sheet..................................................................    3
                         Statement of Operations........................................................    4
                         Statement of Cash Flows........................................................    5
                         Notes to Consolidated Financial Statements.....................................   6-9

     Item 2:  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations............................................  10-18

PART II.  OTHER INFORMATION:

     Item 1:  Legal Proceedings.........................................................................   19

     Item 6:  Exhibits and Reports on Form 8-K..........................................................  19-24

All Items of Form 10-Q other than those listed above have been omitted as inapplicable.

                          PART I. FINANCIAL INFORMATION

                    ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                       TELXON CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                     (In thousands except per share amounts)

                                                                                  December 31,  March 31,
                                                                                     1997         1997
                                                                                   ---------    ---------
                                                                                  (Unaudited)
ASSETS

Current assets:
  Cash (including cash equivalents of $5,900 and
    $38,100) ...................................................................   $  12,783    $  45,386
  Accounts receivable, net of allowance for
    doubtful accounts of $1,756 and $1,596 .....................................     122,862      111,959
  Notes and other accounts receivable ..........................................      15,527       16,312
  Inventories ..................................................................     101,547       84,499
  Prepaid expenses and other ...................................................      13,049       11,956
                                                                                   ---------    ---------
     Total current assets ......................................................     265,768      270,112
Property and equipment, net ....................................................      52,458       45,578
Intangible and other assets, net ...............................................      47,832       46,094
                                                                                   ---------    ---------
     Total .....................................................................   $ 366,058    $ 361,784
                                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable ................................................................   $   2,999    $      50
  Current portion of long-term debt ............................................         383          383
  Capital lease obligations due within one year ................................         997          627
  Accounts payable .............................................................      50,240       47,917
  Income taxes payable .........................................................       2,523        3,077
  Accrued liabilities ..........................................................      39,349       49,000
                                                                                   ---------    ---------
     Total current liabilities .................................................      96,491      101,054
Capital lease obligations ......................................................       1,926          968
Convertible subordinated notes and debentures ..................................     107,224      107,224
Other long-term liabilities ....................................................       5,910        5,837
                                                                                   ---------    ---------
     Total liabilities .........................................................     211,551      215,083

Stockholders' equity:
  Preferred Stock, $1.00 par value per share; 500
    shares authorized, none issued .............................................          --           --
  Common Stock, $.01 par value per share; 50,000
    shares authorized, 16,203 and 16,186 shares issued .........................         162          162
  Additional paid-in capital ...................................................      86,121       87,105
  Retained earnings ............................................................      77,316       70,821
  Equity adjustment for foreign currency translation ...........................      (4,529)      (2,643)
  Unearned compensation relating to restricted stock awards ....................        (290)        (210)
  Treasury stock; 300 and 557 shares of common stock at cost ...................      (4,273)      (8,534)
                                                                                   ---------    ---------
     Total stockholders' equity ................................................     154,507      146,701
                                                                                   ---------    ---------
Commitments and contingencies ..................................................        --           --
                                                                                   ---------    ---------
     Total .....................................................................   $ 366,058    $ 361,784
                                                                                   =========    =========





See accompanying notes to
consolidated financial statements

                       TELXON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (In thousands except per share amounts)

                                   (Unaudited)


                                                                    Three Months              Nine Months
                                                                 Ended December 31,        Ended December 31,
                                                                 1997          1996        1997         1996
                                                               ---------    ---------    ---------    ---------
Revenues:
     Product, net ..........................................   $  97,472    $ 105,030    $ 275,302    $ 288,494
     Customer service, net .................................      19,835       18,545       57,239       55,778
                                                               ---------    ---------    ---------    ---------
              Total net revenues ...........................     117,307      123,575      332,541      344,272

Cost of revenues:
     Product ...............................................      56,482       76,646      163,319      204,915
     Customer service ......................................      12,249       12,966       35,711       35,548
                                                               ---------    ---------    ---------    ---------
              Total cost of revenues .......................      68,731       89,612      199,030      240,463
                                                               ---------    ---------    ---------    ---------

     Gross profit ..........................................      48,576       33,963      133,511      103,809

Operating expenses:
     Selling expenses ......................................      19,821       27,453       56,598       69,674
     Product development and engineering
          expenses .........................................       9,876       13,839       28,526       35,043
     General and administrative expenses ...................       9,662       16,206       29,210       37,914
                                                               ---------    ---------    ---------    ---------
              Total operating expenses .....................      39,359       57,498      114,334      142,631
                                                               ---------    ---------    ---------    ---------

              Income (loss) from operations ................       9,217      (23,535)      19,177      (38,822)

Interest income ............................................         340          161        1,257          511
Interest expense ...........................................      (1,752)      (2,130)      (5,354)      (6,262)
Other non-operating (expense) income .......................        (160)      35,176         (325)      35,249
                                                               ---------    ---------    ---------    ---------

              Income (loss) before income taxes ............       7,645        9,672       14,755       (9,324)

Provision (benefit) for income taxes .......................       3,288        7,537        6,416       (1,961)
                                                               ---------    ---------    ---------    ---------
              Income (loss) before income taxes.............       7,645        9,672       14,755       (9,324)

Provision (benefit) for income taxes........................       3,288        7,537        6,416       (1,961)
                                                               ---------    ---------    ---------    ---------

              Net income (loss) before cumulative
              effect of accounting change...................       4,357        2,135        8,339       (7,363)

Cumulative effect of accounting change, net of taxes........       1,240           --        1,240           --
                                                               ---------    ---------    ---------    ---------
              Net income (loss).............................   $   3,117    $   2,135    $   7,099    $  (7,363)
                                                               =========    =========    =========    =========

Net income (loss) per common share before accounting
       change:
              Basic.........................................   $     .28    $     .13    $     .53    $    (.45)
              Diluted.......................................   $     .27    $     .13    $     .52    $    (.45)
                                                               =========    =========    =========    =========

Cumulative effect of accounting change:

              Basic.........................................   $     .08           --    $     .08           --
              Diluted.......................................   $     .08           --    $     .08           --
                                                               =========    =========    =========    =========

Net income (loss) per common share:

              Basic.........................................   $     .20    $     .13    $     .45    $    (.45)
              Diluted.......................................   $     .19    $     .13    $     .44    $    (.45)
                                                               =========    =========    =========    =========

Average number of common shares outstanding:

              Basic.........................................      15,685       16,103       15,742       16,207
              Diluted.......................................      16,262       16,150       16,189       16,207
                                                               =========    =========    =========    =========










See accompanying notes to
consolidated financial statements

                       TELXON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)

                                                                         Nine Months Ended December 31,
                                                                         ------------------------------
                                                                              1997             1996
                                                                         -------------    -------------
Cash flows from operating activities:
     Net income (loss) ...............................................   $       7,099    $      (7,363)
     Adjustments to reconcile net income (loss) to
         net cash used in operating activities:
              Cumulative effect of accounting change..................           2,176               --
              Depreciation and amortization ..........................          18,560           21,948
              Amortization of restricted stock
                  awards, net ........................................             148              474
              Provision for doubtful accounts ........................             451              947
              Provision for inventory obsolescence ...................           5,398           11,502
              Deferred income taxes ..................................              (4)          (1,026)
              Gain on sale of assets .................................              --          (35,176)
              Loss on disposal of fixed assets .......................             825              402
              Trading securities, net ................................              --              902
              Changes in assets and liabilities:
                   Accounts and notes receivable .....................         (11,714)          15,645
                   Inventories .......................................         (22,399)          (1,101)
                   Prepaid expenses and other ........................          (1,135)            (472)
                   Intangible and other assets .......................          (1,985)          (3,047)
                   Accounts payable and accrued liabilities ..........          (8,527)         (25,499)
                   Other long-term liabilities .......................              73           (1,223)
                                                                         -------------    -------------
                             Total adjustments .......................         (18,133)         (15,724)
                                                                         -------------    -------------
     Net cash used in operating activities ...........................         (11,034)         (23,087)

Cash flows from investing activities:
     Additions to property and equipment .............................         (18,791)         (10,926)
     Software investments ............................................          (3,172)          (5,120)
     Proceeds from the sale of fixed assets ..........................             866           65,655
     Proceeds from the sale of non-marketable investments ............           1,033               --
     Purchase of non-marketable investments ..........................          (5,500)            (400)
     Additions to long-term notes receivable .........................            (140)          (1,850)
                                                                         -------------    -------------
     Net cash (used in) provided by investing activities .............         (25,704)          47,359

Cash flows from financing activities:
     Notes payable, net ..............................................           2,949            1,999
     Principal payments on capital leases ............................            (479)            (702)
     Principal payments on long-term borrowing .......................              --           (2,103)
     Purchase of treasury stock ......................................          (4,928)          (1,051)
     Debt issue costs paid ...........................................             (25)            (303)
     Proceeds from exercise of stock options
         (includes tax benefit) ......................................           6,958              710
                                                                         -------------    -------------
     Net cash provided by (used by) financing activities .............           4,475           (1,450)

     Effect of exchange rate changes on cash .........................            (340)              56
                                                                         -------------    -------------

     Net (decrease) increase in cash and cash equivalents ............         (32,603)          22,878
     Cash and cash equivalents at beginning of period ................          45,386           34,828
                                                                         -------------    -------------
     Cash and cash equivalents at end of period ......................   $      12,783    $      57,706
                                                                         =============    =============







See accompanying notes to
consolidated financial statements

                       TELXON CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (In thousands except share and per share amounts)

1.       Management Representation

         The consolidated financial statements of Telxon Corporation ("Telxon") and its subsidiaries (collectively with Telxon, the "Company") have been prepared without audit. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of results for the interim periods, have been made. The statements, including the March 31, 1997, condensed balance sheet data derived from audited financial statements, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements as contained in Telxon's Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, for the fiscal year ended March 31, 1997.


2.       Earnings Per Share

         Computations of basic and diluted earnings per share of common stock have been made in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). The Company was required to adopt the provisions of SFAS No. 128 beginning with the quarter ended December 31, 1997. All prior and interim period earnings per common share amounts have been restated accordingly. All securities having an anti-dilutive effect on earnings per common share have been excluded from such computations. Common stock purchase rights outstanding under Telxon's stockholder rights plan, which potentially have a dilutive effect, have been excluded from the weighted common shares computation as preconditions to the exercisability of such rights were not satisfied.


                                                 RECONCILIATION OF NUMERATORS AND DENOMINATORS OF THE BASIC
                                                                   AND DILUTED EPS COMPUTATIONS
                                                         (DOLLARS IN THOUSAND EXCEPT PER SHARE AMOUNTS)


                                     For the Quarter ended December 31, 1997         For the Quarter ended December 31, 1996
                                      Income         Shares         Per-Share          Income       Shares        Per-Share
                                    (Numerator)   (Denominator)      Amount         (Numerator)  (Denominator)      Amount
                                   --------------------------------------------   -------------------------------------------
Net Income                         $      3,117                                   $      2,135

BASIC EPS
Income Available to
   common stockholders                    3,117         15,685   $       0.20            2,135         16,103   $       0.13
                                                                 ============                                   ============

EFFECT OF DILUTIVE SECURITIES
Options                                                    577                                             47

DILUTED EPS
Income available to stockholders
   of common shares and
   common stock equivalents        $      3,117         16,262   $       0.19     $      2,135         16,150   $       0.13
                                   ============   ============   ============     ============   ============   ============





                                   For the Nine Months ended December 31, 1997     For the Nine Months ended December 31, 1996
                                      Income         Shares         Per-Share          Income       Shares        Per-Share
                                    (Numerator)   (Denominator)      Amount         (Numerator)  (Denominator)      Amount
                                   --------------------------------------------   --------------------------------------------
Net Income (Loss)                  $      7,099                                   $     (7,363)

BASIC EPS
Income Available to
   common stockholders                    7,099         15,742   $       0.45           (7,363)        16,207   $      (0.45)
                                                                 ============                                   ============

EFFECT OF DILUTIVE SECURITIES
Options                                                    447

DILUTED EPS
Income (Loss) available to
   stockholders of common shares
   and common share equivalents    $      7,099         16,189   $       0.44     $     (7,363)        16,207   $      (0.45)
                                   ============   ============   ============     ============   ============   ============



Options to purchase 457,500 shares of common stock at $21.25 - $24.00 per share were outstanding during the first nine months of fiscal 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the first nine months of fiscal 1998. The shares issuable upon conversion of Telxon's 5-3/4% Convertible Subordinated Notes and 7-1/2% Convertible Subordinated Debentures were omitted from the diluted EPS calculation because the conditions for their conversion were not satisfied as of December 31, 1997.

As more fully described in note 10, subsequent to December 31, 1997, Telxon reissued 20,972 shares of treasury stock to satisfy purchases made by employees through its 1995 Employee Stock Purchase Plan and 25,770 shares of treasury stock to satisfy stock options exercised under its stock option plans. Additionally, subsequent to December 31, 1997, Telxon repurchased 6,500 shares of its common stock pursuant to its open market repurchase program.

3.       Inventories

         Inventories consisted of the following:

                                        December 31,
                                           1997              March 31,
                                        (Unaudited)            1997
                                        -----------            ----

         Purchased components            $ 58,011            $ 29,983
         Work-in-process                   22,642              31,579
         Finished goods                    20,894              22,937
                                         --------            --------
                                         $101,547            $ 84,499
                                         ========            ========


4.       Accrued Liabilities

         Accrued liabilities consisted of the following:

                                                                 December 31,
                                                                     1997             March 31,
                                                                  (Unaudited)           1997
                                                                  -----------           ----

         Deferred customer service revenues                         $10,358            $14,329
         Accrued payroll and other employee compensation             12,588             19,309
         Other accrued liabilities                                   16,403             15,362
                                                                    -------            -------
                                                                    $39,349            $49,000
                                                                    =======            =======

                       TELXON CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands except share and per share amounts)

5.       Supplemental Cash Flow Information

                                                           Nine Months
                                                        Ended December 31,
                                                        ------------------
                                                     1997                1996
                                                     ----                ----
                                                            (Unaudited)

         Cash paid during the period for:
         Interest                                    $4,694            $5,846
         Income taxes                                 5,502             7,368

         Capital lease additions of $1,819 (principally for new manufacturing equipment) and $48 in fiscal 1998 and fiscal 1997, respectively, have been excluded from the accompanying consolidated statement of cash flows as non-cash transactions.

         Effective April 1, 1996, the Company sold the assets of certain retail application software operations, with net assets of approximately $5,000 to a third-party in exchange for $150 in cash and $7,000 in secured promissory notes, including interest. The $7,000 of secured promissory notes received in connection with the sale have been excluded from the accompanying consolidated statement of cash flows as a non-cash transaction.

         Telxon's re-issuances of treasury stock during the second quarter of each fiscal 1998 and 1997 to satisfy purchases made by employees through its 1995 Employee Stock Purchase Plan have been excluded from the accompanying consolidated statement of cash flows as non-cash transactions.

6.       Litigation and Contingencies

         In December 1992, four class action suits were filed in the United States District Court, Northern District of Ohio, by certain alleged Telxon stockholders on behalf of themselves and purported classes consisting of Telxon stockholders, other than defendants and their affiliates, who purchased Telxon common stock between May
         20, 1992 and January 19, 1993. The named defendants are Telxon, former President and Chief Executive Officer Raymond D. Meyo, and then President, Chief Operating Officer and Chief Financial Officer Dan R. Wipff. On February 1, 1993, the plaintiffs filed their Amended and Consolidated Class Action Complaint related to the four actions, alleging claims for fraud on the market and negligent misrepresentation, arising from alleged misrepresentations and omissions with respect to the Company's financial performance and prospects, and alleged trading activities of the named individual defendants. The Amended Complaint seeks unspecified compensatory damages, the imposition of a constructive trust on certain of the defendants' assets and other unspecified extraordinary equitable and/or injunctive relief, interest, attorneys' fees and costs. The defendants, including Telxon, filed a Motion to Dismiss which was denied by the court on June 3, 1993.

         On April 16, 1993, the Plaintiffs filed their Motion for Class Certification. The defendants, including Telxon, filed their briefs in opposition to Class Certification on October 13, 1993. On December 17, 1993, the District Court certified the class, consisting of Telxon stockholders, other than defendants and their affiliates, who purchased Telxon common stock between May 20, 1992 and December 14, 1992.

         Following the completion of discovery (other than of experts), each defendant filed a Motion for Summary Judgment on May 19, 1995, all of which were opposed by the plaintiffs. On September 14, 1995, the trial court granted each defendant summary judgment on all counts, which the plaintiffs appealed to the United States Sixth Circuit Court of Appeals. On November 12, 1997, the Court of Appeals affirmed the summary judgment as to all defendants. The plaintiffs had 90 days from the entry of the judgement to seek further appeal or other relief, and it is believed that such time has expired. Accordingly, the Company does not expect that the trial court's disposition of the case, as affirmed by the Court of Appeals, will be overturned, and, no provision has been made in the accompanying consolidated financial statements for any liability that could result to the Company with respect to the Consolidated Class Action.

         On September 21, 1993, a derivative Complaint was filed in the Court of Chancery of the State of Delaware, in and for Newcastle County, by an alleged stockholder of Telxon derivatively on behalf of Telxon. The named defendants are Telxon; Robert F. Meyerson, former Chairman of the Board, Chief Executive Officer and director; Dan R. Wipff, then President, Chief Operating Officer and Chief Financial Officer and director; Robert A. Goodman, Corporate Secretary and

                       TELXON CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands except share and per share amounts)

         outside director; Norton W. Rose, outside director; and Dr. Raj Reddy, outside director. The Complaint alleges breach of fiduciary duty to the Company and waste of the Company's assets in connection with certain transactions entered into by Telxon and compensation amounts paid by the Company. The Complaint seeks an accounting, injunction, rescission, attorneys' fees and costs. While Telxon is nominally a defendant in this derivative action, no monetary relief is sought by the plaintiff from Telxon. On November 12, 1993, Telxon and the individual director defendants filed a Motion to Dismiss. The plaintiff filed his brief in opposition to the Motion on May 2, 1994, and the defendants filed a final responsive brief. The Motion was argued before the Court on March 29, 1995, and on July 18, 1995, the Court issued its ruling. The Court dismissed all of the claims relating to the plaintiff's allegations of corporate waste but allowed the claims relating to breach of fiduciary duty to continue.

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

7.       Income Taxes

         The Company's consolidated effective income tax rate reflects income before taxes increased by non-deductible goodwill amortization and the tax effect of subsidiaries' net operating loss benefits not currently utilized, which sum is multiplied by the United States statutory rate and increased by foreign tax rate differentials. The effective income tax rate was decreased by the favorable tax treatment of the Company's foreign sales corporation.

8.       Other Transactions

         During the third quarter of fiscal 1998, Telxon re-issued 128,813 shares of treasury stock to satisfy stock options exercised under its stock option plans. Additionally, during the third quarter of fiscal 1998, Telxon repurchased 72,000 shares of its common stock, at a weighted average price of $23.22 per share, pursuant to its open market repurchase program.

                       TELXON CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands except share and per share amounts)

9.       Change in Accounting Principle

         On November 20, 1997, the Financial Accounting Standards Board's Emerging Issues Task Force issued a new consensus ruling, "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation" ("EITF 97-13"). EITF 97-13 requires business process reengineering costs associated with information system development to be expensed as incurred. The Company has been involved in a corporate-wide information systems implementation project that is affected by this pronouncement. In accordance with this ruling, during the quarter ended December 31, 1997, the Company recorded a one-time, after-tax, non-cash charge of $1.2 million to expense previously capitalized costs associated with this project. Such costs had primarily been incurred during the second quarter of fiscal 1998.


10.      Subsequent Events

         Subsequent to December 31, 1997, Telxon reissued 20,972 shares of treasury stock to satisfy purchases made by employees through its 1995 Employee Stock Purchase Plan. Additionally, Telxon reissued 25,770 shares of treasury stock in January 1998 to satisfy stock options exercised under its stock option plans.

         Subsequent to December 31, 1997, Telxon repurchased 6,500 shares of its common stock at a price of $21.88 per share, pursuant to its open market repurchase program.

11.      Newly Issued Accounting Pronouncements

         In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). The Company is required to adopt the provisions of SOP 97-2 for the fiscal year ending March 31, 1999. Management believes that the adoption of this pronouncement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

12.      Reclassifications

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

Overview

The Company recorded net income before the cumulative effect of the accounting change of $4.4 million or $.27 per share and $8.3 million or $.52 per share for the third quarter and first nine months of fiscal 1998, respectively. In comparison, the Company recorded net income of $2.1 million or $.13 per share for the third quarter of fiscal 1997 and a net loss of $7.4 million or $.45 per share for the first nine months of fiscal 1997.

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

Factors That May Affect Future Results

The Company's business, operating results and financial and other conditions may be affected by a number of risks and other important factors, including, without limitation, the following, some of which are inherently difficult to identify and predict and/or are beyond the Company's control: general and industry-specific economic conditions; the identification and implementation of appropriate cost saving and operational efficiency initiatives; sales and manufacturing cycles from quarter to quarter and within each quarter; serving markets characterized by increasingly rapid technological change and associated changes in market demand, product obsolescence and price erosion; intense competition; concentration of revenues in the retail industry; ability to penetrate and expand revenues in new and existing markets; risks associated with foreign sales and operations; timely and efficient enhancement of appropriate product offerings through internal development and acquisition of or investment in new businesses and technologies; dependence on, and freedom from infringement of, technologies and other proprietary rights of or by third parties; government regulation of radio and other products and product health and safety concerns; dependence on sole source, or limited number of, suppliers; and attracting and retaining qualified employees. In addition to being subject to the foregoing factors and other cautionary statements elsewhere in this Form 10-Q, the Company's conduct of its business and the results and condition thereof are also subject to the possible adverse effects of certain pending litigation and other contingencies discussed in Note 6 to the accompanying consolidated financial statements included in Item 1 above.

Readiness for the Year 2000

Customary computer programming practices, developed prior to the upcoming change in the century becoming a concern, have used two digits rather than four to identify the year in a date field. If not corrected, many computer applications may fail to treat year dates intended to represent years in the twenty-first century as such but instead treat them as still in the twentieth century, potentially resulting in system failure or miscalculations disruptive of business operations, including, among other things, an inability to initiate, receive, process, invoice or otherwise complete normal business activities. These Year 2000 issues affect virtually all companies and organizations.

The Year 2000 issues affect both the Company's own internal operations and the computer products and related services it provides. As further discussed under "FINANCIAL CONDITION - Cash Flows from Investing Activities" below, the Company is working with outside contractors to develop and install a new corporate-wide information system. The new system was identified as a strategic business initiative independent of Year 2000 considerations. While the new information system will be a dynamic one permitting ongoing improvements as business needs are identified, the basic operational systems are expected to be substantially completed during early 1999 at a total estimated expenditure of approximately $19.5 million. Those time and cost targets are management's current best estimates based on presently available information and numerous assumptions. Given the uncertainties and complexities inherent in any new system installation, there can be no assurance that the project will be completed within the expected time and cost parameters. The portions of the Company's existing information system which would require correction for Year 2000 issues will be superseded as part of this larger, new system installation, which is being designed to be Year 2000 ready.

With respect to its own products, the Company has identified those of its existing products (released prior to December 31, 1997) that are or will be made Year 2000 ready. Those already- or to-be-made-Year 2000 ready products represent the existing products which management believes will continue to be a significant part of the Company's ongoing product line. Customers may continue to order the Company's other existing products, but with no assurance from the Company as to their Year 2000 readiness or the feasibility or availability of an upgrade path to readiness. All new products released after December 31, 1997 will be Year 2000 ready when released.

The Company expects to make the software/firmware upgrades for the existing products which are not presently, but are to be made, Year 2000 ready available by June 1998. Subject to negotiated contractual commitments, the Company will make the upgrades available free of charge for products purchased after December 31, 1997, but customers will be responsible for installing the upgrades (or they may retain the Company to do so for a fee). The Company does not expect that the cost of developing the necessary upgrades to significantly adversely affect the Company's financial performance, but given the technical nature of the task of isolating and correcting non-compliant programming and the limited internal resources available, and the increasing demand for available external resources, to perform the work, there can be no assurance as to if, when and at what cost the upgrades can be completed.

The impact of Year 2000 issues on the Company will also be affected by the Year 2000 readiness of its customers as well as of its suppliers of raw materials, components and software and its providers of facilities, equipment and services and any failure on their part to achieve readiness in their own operations or with respect to the items they supply or otherwise provide to the Company. While the Company is beginning to consider what inquires might be appropriate to make of such other parties (principally of its suppliers and other providers) in these regards, there can be no assurance that the Year 2000 issues confronting such other parties and any failure on their part to timely address them will not have a material adverse effect on the Company.

RESULTS OF OPERATIONS

Revenues
--------

The table below sets forth the consolidated net revenues of the Company for the quarters and nine month periods ended December 31, 1997 and 1996, without adjustments for the sale of its former subsidiary Itronix Corporation ("Itronix"), which was effective December 31, 1996. As further explained below, after adjusting fiscal 1997 revenues to exclude the Itronix operations, consolidated revenues from the Company's continuing operations for the quarter and nine months ended December 31, 1997 increased $17.0 million or 16.9% and $53.6 million or 19.2%, respectively, as compared to the comparable fiscal 1997 periods.

                                              Quarter ended December 31,                (Decrease)/Increase
                                              --------------------------               ----------------------
                                              1997               1996                Dollar         Percentage
                                              ----               ----                ------         ----------
                                                          (in thousands)
         Net Revenues:
           Product, net                     $ 97,472            $105,030            $ (7,558)          (7.2)%
           Customer service, net              19,835              18,545               1,290            7.0 %
                                            --------            --------             --------
           Total net revenues               $117,307            $123,575            $ (6,268)          (5.1)%
                                            ========            ========             ========


                                           Nine Months ended December 31,               (Decrease)/Increase
                                           ------------------------------             -----------------------
                                              1997               1996                Dollar         Percentage
                                              ----               ----                ------         ----------
                                                          (in thousands)

         Net Revenues:
           Product, net                     $275,302            $288,494            $(13,192)          (4.6)%
           Customer service, net              57,239              55,778               1,461            2.6 %
                                            --------            --------             --------
           Total net revenues               $332,541            $344,272            $(11,731)          (3.4)%
                                            ========            ========             ========


Net product revenues include the sale of portable tele-transaction computers ("PTCs"), including rugged, wireless mobile computers and pen-based and touch-screen workslates; hardware accessories; wireless data communication products; custom application software and software licenses; and a variety of professional services, including system integration and project management.

Consolidated product revenues from continuing operations increased $15.2 million or 18.5% during the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997. The reported results of the third quarter of fiscal
1997 include $22.8 million of product revenues recorded by Itronix. The increase in consolidated product revenues was attributable to a 20.7% increase in consolidated PTC unit volume offset by a 2.8% decrease in average unit selling price. The third quarter of fiscal 1998 revenues include a sale of approximately $30.0 million to a single customer.

Consolidated product revenues from continuing operations increased $50.9 million or 22.7% during the first nine months of fiscal 1998 as compared to the first nine months of fiscal 1997. The reported results of the first nine months of fiscal 1997 include $64.1 million of product revenues recorded by Itronix. The increase in consolidated product revenues was the result of a 27.9% increase in the volume of PTC units sold offset by a 4.8% decrease in the average selling price per PTC unit.

Revenues from the Company's international operations increased $4.4 million or 5.1% during the first nine months of fiscal 1998 as compared to the levels recorded during the same period of fiscal 1997. These increases are due to a 27.8% increase in the revenues from sales to foreign distributors. The revenues from international operations for the quarters and nine months ended December 31, 1997 and 1996, exclude the results of the Canadian operations of the Company's Aironet Wireless Communication Inc. ("Aironet") subsidiary. The relocation of Aironet's Canadian operations to Akron, Ohio was completed during the third quarter of fiscal 1998, as a result of which revenues from Aironet's Canadian operations have been included in the Company's consolidated domestic results.

Consolidated customer service revenues from continuing operations increased $1.8 million or 9.8% during the third quarter of fiscal 1998 from the third quarter of fiscal 1997. The consolidated customer service revenues shown for the third quarter of fiscal 1997 include $.5 million of customer service revenues from Itronix. The increase in consolidated customer service revenues from continuing operations was due primarily to the increase in the installed base of the Company's products.

Cost of Revenues
----------------
                                                              Quarter ended December 31,               (Decrease)
                                                             --------------------------                ----------
                                                               1997              1996            Dollar         Percentage
                                                               ----              ----            ------         ----------
                                                                            (in thousands)

Cost of Revenues:
  Product                                                     $56,482           $76,646         $(20,164)        (26.3)%
  Customer service                                             12,249            12,966             (717)         (5.5)%
                                                              -------           -------         --------
  Total cost of revenues                                      $68,731           $89,612         $(20,881)        (23.3)%
                                                              =======           =======         ========
Cost of product revenues as a
  percentage of product revenues,
  net                                                           57.9%             73.0%

Cost of customer service revenues
  as a percentage of customer
  service revenues, net                                         61.8%             69.9%


                                                           Nine Months ended December 31,           (Decrease)/Increase
                                                           -----------------------------            -------------------
                                                               1997              1996            Dollar         Percentage
                                                               ----              ----            ------         ----------
                                                                            (in thousands)

Cost of Revenues:
  Product                                                    $163,319          $204,915         $(41,596)        (20.3)%
  Customer service                                             35,711            35,548              163           0.5 %
                                                             --------          --------         --------
  Total cost of revenues                                     $199,030          $240,463         $(41,433)        (17.2)%
                                                             ========          ========         ========
Cost of product revenues as a
  percentage of product revenues,
  net                                                           59.3%             71.0%
Cost of customer service revenues
  as a percentage of customer
  service revenues, net                                         62.4%             63.7%


The consolidated cost of product revenue percentage decreased in the third quarter of fiscal 1998 due primarily to the absence of non-recurring charges recorded during the third quarter of fiscal 1997. The fiscal 1997 non-recurring items included provisions for the decreased carrying value of the Company's inventories affected by the streamlining of its product lines ($9.4 million or 12.3% of the consolidated cost of product revenue for the third quarter of fiscal 1997) and charges related to the Company's workforce reduction and early retirement initiatives ($1.7 million or 2.3% of the consolidated cost of product revenue for the third quarter of fiscal 1997). Third quarter fiscal 1998 gross margins also reflect improvements in operating efficiencies in manufacturing operations resulting from the Company's standard product strategy and build-to-stock initiatives.

The decrease in the consolidated cost of product revenue percentage in the first nine months of fiscal 1998 from the first nine months of fiscal 1997 was due primarily to the absence of non-recurring charges recorded during fiscal 1997. These non-recurring charges, which included provisions for the decreased carrying value of the Company's inventories affected by the streamlining of its product lines and charges related to the Company's workforce reduction and early retirement initiatives, accounted for approximately 5.5% of the consolidated cost of product revenues for the first nine months of fiscal 1997. Consolidated product gross margins for the first nine months of fiscal 1997 were also affected by the mix of large-volume/low-margin business and higher costs in early stage rollouts of new products. Gross margins for the first nine months of fiscal 1998 also reflect improvements in operating efficiencies in manufacturing operations resulting from the Company's standard product strategy and build-to-stock initiatives.

The consolidated customer service cost percentage decreased in the third quarter of fiscal 1998 from the third quarter of fiscal 1997 due primarily to the absence of non-recurring charges recorded during the earlier period, which included provisions for the decreased carrying value of the Company's inventories affected by the streamlining of its product lines ($.7 million or 5.4% of the consolidated cost of customer service revenues for the third quarter of fiscal 1997) and charges related to the consolidation of customer service operations ($.3 million or 2.1% of the consolidated cost of customer service revenues for the third quarter of fiscal 1997).

At December 31, 1997, consolidated inventory allowance accounts decreased to $14.7 million from $16.0 million at March 31, 1997. This decrease was primarily the result of the physical disposition of $4.9 million of fully reserved obsolete material during the third quarter of fiscal 1998 associated with the streamlining of the Company's product lines during fiscal 1997, partially offset by the continued provision for inventory obsolescence resulting from technological change. As a percentage of consolidated gross inventories, the Company's consolidated inventory allowances decreased to 12.5% at December 31, 1997, from 15.6% at March 31, 1997.

Operating Expenses
------------------
                                                             Quarter ended December 31,                 (Decrease)
                                                             --------------------------                 ----------
                                                               1997              1996            Dollar        Percentage
                                                               ----              ----            ------        ----------
                                                                          (in thousands)

Operating Expenses:
  Selling expenses                                            $19,821           $27,453         $ (7,632)        (27.8)%
  Product development and
    engineering expenses                                        9,876            13,839           (3,963)        (28.6)%
  General and administrative
    expenses                                                    9,662            16,206           (6,544)        (40.4)%
                                                              -------           -------         --------
  Total operating expenses                                    $39,359           $57,498         $(18,139)        (31.5)%
                                                              =======           =======         ========

                                                            Nine Months ended December 31,              (Decrease)
                                                            ------------------------------              ----------
                                                               1997              1996            Dollar        Percentage
                                                               ----              ----            ------        ----------
                                                                          (in thousands)

Operating Expenses:
  Selling expenses                                            $56,598           $69,674         $(13,076)        (18.8)%
  Product development and
    engineering expenses                                       28,526            35,043           (6,517)        (18.6)%
  General and administrative
    expenses                                                   29,210            37,914           (8,704)        (23.0)%
                                                              -------           -------         --------
  Total operating expenses                                   $114,334          $142,631         $(28,297)        (19.8)%
                                                             ========          ========         ========

Selling expenses as a percentage of total net revenues decreased to 16.9% and 17.0%, respectively, in the third quarter and first nine months of fiscal 1998 from 22.2% and 20.2%, respectively, in the third quarter and first nine months of fiscal 1997. The decrease in selling expenses was due primarily to certain non-recurring charges recorded during the third quarter of fiscal 1997, which included charges related to the redesign of the Company's worldwide distribution and logistics operations ($3.6 million or 13.0% of the selling expenses recorded during the third quarter of fiscal 1997) as well as charges related to the Company's workforce reduction and early retirement initiatives ($3.1 million or 10.5% of the selling expenses recorded during the third quarter of fiscal 1997). In total, these non-recurring charges accounted for approximately 9.6% of the selling expenses recorded during the first nine months of fiscal 1997. During the third quarter and the first nine months of fiscal 1997, Itronix recorded selling expenses of $2.2 million and $6.2 million, respectively. The Company anticipates its fourth quarter of fiscal 1998 consolidated selling expenses as a percentage of consolidated total net revenues will decrease from the fourth quarter of fiscal 1997 as a result of the continued benefit of the Company's fiscal 1997 workforce reduction and early retirement initiatives.

The decrease in product development and engineering expenses in the third quarter and first nine months of fiscal 1998 from the levels recorded in the same periods of fiscal 1997 was primarily attributable to the absence of the expenses of Itronix and the absence of non-recurring charges recorded during the third quarter of fiscal 1997, which were partially offset by charges for certain cost reduction initiatives. These non-recurring items include charges related to the Company's workforce reduction and early retirement initiatives ($1.7 million or 12.6% of the product development and engineering expenses recorded during the third quarter of fiscal 1997) as well as charges related to the consolidation of certain product development and product marketing functions in Houston, Texas, ($.4 million or 2.8% of the product development and engineering expenses recorded for the third quarter of fiscal 1997). Itronix recorded product development and engineering expenses of $2.0 million and $5.2 million, respectively for the third quarter and first nine months of fiscal 1997. Excluding the non-recurring charges, product development and engineering expenses increased 4.0% during the first nine months of fiscal 1998 over the same period of fiscal 1997 as a result of increased development expense related to pen-based products and the consolidation of the Company's product development and product marketing operations. The Company anticipates its fourth quarter of fiscal 1998 consolidated product development and engineering expenses will increase from the fourth quarter fiscal 1997 levels as the Company continues to record expenses related to the consolidation of the Company's product development and product marketing operations to Houston, Texas.

During the third quarter and first nine months of fiscal 1998, the Company capitalized internal software development costs in accordance with the requirements of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" totaling $.8 million and $2.3 million, respectively. The Company capitalized $1.6 million and $4.6 million, respectively, of direct internal software development costs during the third quarter and first nine months of fiscal 1997. The Company anticipates the dollar amount of internal software development costs capitalized during the fourth quarter of fiscal 1998 to decrease from the fourth quarter of fiscal 1997 levels.

Consolidated general and administrative expenses decreased in the third quarter and first nine months of fiscal 1998 from the fiscal 1997 third quarter and first nine months results due primarily to the non-recurring charges recorded during the third quarter of fiscal 1997 relating to the Company's workforce reduction and early retirement initiatives, previously developed corporate information systems and certain consulting agreements. Additionally, the results of the third quarter and first nine months of fiscal 1997 include $.5 million and $1.8 million, respectively, of general and administrative expenses recorded by Itronix. The Company anticipates the consolidated general and administrative expenses for the fourth quarter of fiscal 1998 will decrease from the levels recorded during the fourth quarter of fiscal 1997 as a result of the absence of fourth quarter fiscal 1997 charges related to the non-renewal of certain consulting agreements.


Non-Operating (Expense) Income
------------------------------
                                                             Quarter ended December 31,               (Decrease)
                                                             --------------------------               ----------
                                                               1997              1996            Dollar        Percentage
                                                               ----              ----            ------        ----------
                                                                            (in thousands)
Non-Operating (Expense) Income:
  Other non-operating (expense) income                         $ (160)          $35,176         $(35,336)       N.M.


                                                            Nine Months ended December 31,            (Decrease)
                                                            ------------------------------            ----------
                                                                1997             1996            Dollar        Percentage
                                                                ----             ----            ------        ----------
                                                                            (in thousands)
Non-Operating (Expense) Income:
  Other non-operating (expense) income                         $ (325)          $35,249         $(35,574)        N.M.


Effective December 31, 1996, the Company sold substantially all of the assets of Itronix, with a net book value of $30.8 million, as well as all of the subsidiary's associated business, for $65.5 million in cash, plus the assumption by the buyer of certain specified liabilities of the transferred business totaling $8.2 million. The transaction resulted in a $32.7 million gain, net of transaction costs of $10.3 million, which has been recorded as other non-operating income in the accompanying consolidated statement of operations. The buyer is entitled to customary indemnification from the Company with respect to retained liabilities and, through March 31, 1998, to the Company's representations, warranties and covenants in the sale agreement. Under the terms of the sale, the Company is precluded from competing with the buyer in the manufacture and sale of ruggedized notebook computers for a period of five years after the date of the sale, other than the Company's resale of products obtained from the buyer under a mutual reseller agreement.


Income Taxes
------------
                                                           Quarter ended December 31,                   (Decrease)
                                                           --------------------------                   ----------
                                                               1997              1996            Dollar        Percentage
                                                               ----              ----            ------        ----------
                                                                            (in thousands)
Income Taxes:
  Provision (benefit)
    for income taxes                                           $3,288            $7,537          $(4,249)         (56.4)%

                                                           Nine Months ended December 31,                Increase
                                                           ------------------------------                --------
                                                               1997              1996            Dollar        Percentage
                                                               ----              ----            ------        ----------
                                                                            (in thousands)
Income Taxes:
  Provision (benefit) for
    income taxes                                               $6,416           $(1,961)          $8,377          427.2%

The Company's consolidated effective income tax rate for the third quarter and first nine months of fiscal 1998 was 43.0% and 43.5%, respectively, as compared to 77.9% and 21.0% for the third quarter and the first nine months of fiscal 1997, respectively.

The decrease in the Company's consolidated effective income tax rate for the third quarter of fiscal 1998 from the rate experienced during the third quarter of fiscal 1997 was due primarily to the decrease in foreign income taxed at higher foreign rates and the absence of the tax effect of non-recurring charges related to the redesign of certain of the Company's international operations which occurred during fiscal 1997.

The Company's consolidated effective income tax rate for the first nine months of fiscal 1998 increased from the rate experienced during the first nine months of fiscal 1997. This increase is the result of an increase in U.S. taxable income without increases in non-deductible reconciling items such as goodwill amortization. There were no significant tax law changes during the first nine months of fiscal 1998 that had a significant effect on the calculation of the Company's income tax liability.



FINANCIAL CONDITION

Liquidity
---------

                                                                                                             Dollar
                                                                      December 31,        March 31,        (Decrease)
                                                                          1997              1997            Increase
                                                                          ----              ----            --------
                                                                               (in thousands except ratios)

Cash and cash equivalents                                                $ 12,783          $ 45,386         $(32,603)
Accounts and notes receivable                                             138,389           128,271           10,118
Inventories                                                               101,547            84,499           17,048
Other                                                                      13,049            11,956            1,093
                                                                         --------          --------         --------
Total current assets                                                     $265,768          $270,112         $ (4,344)
                                                                         ========          ========         ========
Notes payable                                                            $  2,999          $     50         $  2,949
Accounts payable                                                           50,240            47,917            2,323
Income taxes payable                                                        2,523             3,077             (554)
Accrued liabilities                                                        39,349            49,000           (9,651)
Other                                                                       1,380             1,010              370
                                                                         --------          --------         --------
Total current liabilities                                                $ 96,491          $101,054         $ (4,563)
                                                                         ========          ========         ========
Working capital (current assets
  less current liabilities)                                              $169,277          $169,058         $    219
                                                                         ========          ========         ========
Current ratio (current assets divided
  by current liabilities)                                                2.8 to 1          2.7 to 1

The increase in the Company's consolidated working capital at December 31, 1997, from March 31, 1997, was due primarily to the increases in accounts and notes receivable and inventories, offset by decreases in cash and accrued liabilities. The increase in accounts receivable is the result of a supplier delay in providing manufacturing components, which shifted revenue toward the end of the quarter. The increase in inventories was due to purchases late in the quarter in anticipation of fourth quarter sales and the initial production of the Company's two new pen-based product models. Consolidated days sales outstanding increased to 97 days at December 31, 1997, from 88 days at March 31, 1997, primarily as the result of the $30 million sale to the single customer, as previously discussed.

The Company believes its existing resources, including available cash and cash equivalents, internally generated funds and bank credit facilities will be sufficient to meet working capital requirements for the next twelve months.

Cash Flows from Operating Activities
------------------------------------

                                                                                                              Dollar
                                                                                                             Increase
                                                                                                            (Decrease)
                                                                     Nine Months ended December 31,             in
                                                                     ------------------------------         Cash Flow
                                                                           1997            1996               Impact
                                                                           ----            ----               ------
                                                                                      (in thousands)
Cash Flows from Operating Activities:
  Net income (loss)                                                      $  7,099          $ (7,363)        $ 14,462
  Cumulative effect of accounting change                                    2,176                --            2,176
  Depreciation and amortization                                            18,708            22,422           (3,714)
  Provision for inventory obsolescence                                      5,398            11,502           (6,104)
  Deferred income taxes                                                        (4)           (1,026)           1,022
  Accounts and notes receivable                                           (11,714)           15,645          (27,359)
  Inventories                                                             (22,399)           (1,101)         (21,298)
  Prepaid expenses and other                                               (1,135)             (472)            (663)
  Accounts payable and accrued liabilities                                 (8,527)          (25,499)          16,972
  Gain on sale of assets                                                       --           (35,176)          35,176
  Other                                                                      (636)           (2,019)           1,383
                                                                         --------          --------         --------
Net cash used in operating activities                                    $(11,034)         $(23,087)        $ 12,053
                                                                         ========          ========         ========

The reduction in the amount of cash used in the Company's consolidated operating activities for the first nine months of fiscal 1998 as compared to the first nine months of fiscal 1997 is the result of the increase in net income for the two periods, the absence of the cash flow impact from the gain on the sale of Itronix and the change in the cash flow impact of accounts payable and accrued liabilities, partially offset by the change in the cash flow impacts of accounts and notes receivable, inventories and the non-cash charges for depreciation, amortization and inventory obsolescence, as detailed in the preceding table.


Cash Flows from Investing Activities
------------------------------------



                                                                                                              Dollar
                                                                                                             Increase
                                                                                                            (Decrease)
                                                                     Nine Months ended December 31,             in
                                                                     ------------------------------         Cash Flow
                                                                           1997            1996               Impact
                                                                           ----            ----               ------
                                                                                      (in thousands)
Cash Flows from Investing Activities:
  Additions to property and equipment                                    $(18,791)         $(10,926)        $ (7,865)
  Software investments                                                     (3,172)           (5,120)           1,948
  Purchase of non-marketable investments                                   (5,500)             (400)          (5,100)
  Proceeds from the sale of non-
     marketable investments                                                 1,033                --            1,033
  Proceeds from sale of assets                                                866            65,655          (64,789)
  Other                                                                      (140)           (1,850)           1,710
                                                                         --------          --------         --------
Net cash (used in) provided by investing activities                      $(25,704)         $ 47,359         $(73,063)
                                                                         ========          ========         ========

The increase in the amount of cash used in the Company's consolidated investing activities in the first nine months of fiscal 1998 from the first nine months of fiscal 1997 levels was due to the absence of the proceeds from the sale of Itronix, the capitalization of $5.7 million of expenditures relating to the installation of new corporate-wide information system, net of the cumulative adjustment of $2.2 million (Footnote 9) and a non-marketable investment in a foreign distributor. These negative cash flow items are partially offset by a reduction in software investments and the proceeds from the sale of non-marketable investments, as detailed in the preceding table. The Company anticipates increased capitalization of costs associated with its installation of new corporate-wide information systems during the fourth quarter of fiscal 1998.

Effective April 1, 1996, the Company sold the assets of certain retail application software operations, with net assets of approximately $5.0 million to a third-party for approximately $.2 million in cash and $7.0 million in secured promissory notes, including interest. In addition to the proceeds from the sale, the Company also entered into a software license agreement with the third-party purchaser. The agreement provides for the Company to receive, over the next five years, license fees amounting to 20.0% of the revenue generated by the purchased software, with minimum required payments aggregating $6.6 million. The $7.0 million in promissory notes received in connection with the divestiture have been excluded form the accompanying consolidated statement of cash flows as a non-cash transaction.


Cash Flows from Financing Activities
------------------------------------

                                                                                                              Dollar
                                                                                                             Increase
                                                                                                            (Decrease)
                                                                     Nine Months ended December 31,             in
                                                                     ------------------------------         Cash Flow
                                                                           1997            1996               Impact
                                                                           ----            ----               ------
                                                                                      (in thousands)
Cash Flows from Financing Activities:
  Notes payable, net                                                      $ 2,949           $ 1,999          $   950
  Purchase of treasury stock                                               (4,928)           (1,051)          (3,877)
  Proceeds from exercise of stock options                                   6,958               710            6,248
  Principal payments on long-term borrowing                                    --            (2,103)           2,103
  Other                                                                      (504)           (1,005)             501
                                                                          -------           -------          -------
Net cash provided by (used in) financing activities                       $ 4,475           $(1,450)         $ 5,925
                                                                          =======           =======          =======

The increase in the Company's cash flows from financing activities for the first nine months of fiscal 1998 from the first nine months of fiscal 1997 was due primarily to the increased level of stock option exercises in response to the increase in market price of Telxon common stock during the fiscal 1998 period, the absence of principal payments on long-term borrowings during the first nine months of fiscal 1998 and the increase of borrowings against the Company's revolving credit facilities during fiscal 1998. These positive cash flow items have been partially offset by Telxon's repurchase of 287,700 shares of its common stock during the first nine months of fiscal 1998, compared to 100,000 shares repurchased during the first nine months of fiscal 1997, under its open market repurchase programs.

Other Transactions

During the third quarter of fiscal 1998, Telxon re-issued 128,813 shares of treasury stock to satisfy stock options exercised under its stock option plans. Additionally, during the third quarter of fiscal 1998, Telxon repurchased 72,000 shares of its common stock, at a weighted average price of $23.22 per share, pursuant to its open market repurchase program.

Change in Accounting Principle

On November 20, 1997, the Financial Accounting Standards Board's Emerging Issues Task Force issued a new consensus ruling, "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation" ("EITF 97-13"). EITF 97-13 requires business process reengineering costs associated with information system development to be expensed as incurred. The Company has been involved in a corporate-wide information systems implementation project that is affected by this pronouncement. In accordance with this ruling, during the quarter ended December 31, 1997, the Company recorded a one-time, after-tax, non-cash charge of $1.2 million to expense previously capitalized costs associated with this project. Such costs had primarily been incurred during the second quarter of fiscal 1998.

Subsequent Events

Subsequent to December 31, 1997, Telxon reissued 20,972 shares of treasury stock to satisfy purchases made by employees through its 1995 Employee Stock Purchase Plan. Additionally, Telxon reissued 25,770 shares of treasury stock in January 1998 to satisfy stock options exercised under its stock option plans.

Subsequent to December 31, 1997, Telxon repurchased 6,500 shares of its common stock at a price of $21.88 per share, pursuant to its open market repurchase program.


New Accounting Standards

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). The Company is required to adopt the provisions of SOP 97-2 for the fiscal year ending March 31, 1999. Management believes that the adoption of this pronouncement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

                           10.1.2 1990 Stock Option Plan for employees of Registrant, as amended, incorporated herein by reference to Exhibit 10.1.2 to Registrant's Form 10-Q for the quarter ended September 30, 1997.

                           10.1.3 1990 Stock Option Plan for Non-Employee Directors of Registrant, as amended, incorporated herein by reference to Exhibit
                                    10.1.3 to Registrant's Form 10-Q for the quarter ended September 30, 1997.

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

                           10.3.4 Business Purpose Revolving Promissory Note (Swing Line) made by Registrant in favor of Bank One, Akron, N.A., dated March 20, 1996, incorporated herein by reference to Exhibit
                                    10.3.7 to Registrant's Form 10-K for the year ended March 31, 1996.

                           10.3.5 Business Purpose Revolving Promissory Note (Swing Line) made by Registrant in favor of Bank One, Akron, N.A., dated August 6, 1996 (in replacement of the Note included as Exhibit 10.3.4 above), incorporated herein by reference to Exhibit 10.3.8 to Registrant's Form 8-K dated August 16, 1996.

                                    10.3.5.a Bank One Security Agreement, dated
                                             as of August 6, 1996, by and among
                                             Registrant and Bank One, Akron,
                                             N.A., incorporated herein by
                                             reference to Exhibit 10.3.8.a to
                                             Registrant's Form 8-K dated August
                                             16, 1996.

                           10.3.6 Business Purpose Revolving Promissory Note (Swing Line) made by Registrant in favor of Bank One, NA (fka Bank One, Akron, N.A.), dated August 5, 1997 (extending the credit facility evidenced by the Note included as
                                    Exhibit 10.3.5 above), incorporated herein by reference to Exhibit 10.3.8 to Registrant's Form 10-Q for the quarter ended June 30, 1997.

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

                  27. Financial Data Schedule as of December 31, 1997, filed herewith.

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

Date:    February 13, 1998


                                             TELXON CORPORATION
                                             (Registrant)


                                             /s/ KENNETH W. HAVER
                                             --------------------
                                             Kenneth W. Haver, Senior
                                             Vice President and Chief
                                             Financial Officer

                               TELXON CORPORATION

                                   EXHIBITS TO

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1997

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

*             10.1.2        1990 Stock Option Plan for employees of Registrant,
                            as amended, incorporated herein by reference to
                            Exhibit 10.1.2 to Registrant's Form 10-Q for the quarter ended September 30, 1997.

*             10.1.3        1990 Stock Option Plan for Non-Employee Directors of
                            Registrant, as amended, incorporated herein by reference to Exhibit 10.1.3 to Registrant's Form
                            10-Q for the quarter ended September 30, 1997.

*             10.1.4        Non-Qualified Stock Option Agreement between
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

*              10.3.2       Business Purpose Revolving Promissory Note made
                            by Registrant in favor of Bank One, Akron, N.A., dated January 31, 1996, and related Letter Agreement between them dated of even date, incorporated herein by reference to Exhibit 10.3.4 to Registrant's Form
                            10-Q for the quarter ended December 31, 1995.

*              10.3.3       Business Purpose Revolving Promissory Note made by
                            Registrant in favor of Bank One, Akron, N.A., dated
                            February 29, 1996, and related Letter Agreement between them dated of even date, incorporated herein by reference to Exhibit 10.3.6 to Registrant's Form
                            10-K for the year ended March 31, 1996.

*              10.3.4       Business Purpose Revolving Promissory Note (Swing
                            Line) made by Registrant in favor of Bank One, Akron, N.A., dated March 20, 1996, incorporated herein by reference to Exhibit 10.3.7 to Registrant's Form 10-K for the year ended March 31,
                            1996.

*              10.3.5       Business Purpose Revolving Promissory Note (Swing
                            Line) made by Registrant in favor of Bank One, Akron, N.A., dated August 6, 1996 (in replacement of the Note included as Exhibit 10.3.4 above), incorporated herein by reference to Exhibit 10.3.8 to Registrant's Form 8-K dated August 16, 1996.

*                           10.3.5.a      Bank One Security   Agreement,
                                          dated as of August 6, 1996, by and
                                          among Registrant and Bank One, Akron,
                                          N.A., incorporated herein by reference
                                          to Exhibit 10.3.8.a to Registrant's
                                          Form 8-K dated August 16, 1996.

*              10.3.6       Business Purpose Revolving Promissory Note (Swing
                            Line) made by Registrant in favor of Bank One, NA
                            (fka Bank One, Akron, N.A.), dated August 5, 1997
                            (extending the credit facility evidenced by the Note included as Exhibit 10.3.5 above), incorporated herein by reference to Exhibit 10.3.8 to Registrant's Form 10-Q for the quarter ended June
                            30, 1997.

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

**    27.     Financial Data Schedule as of December 31, 1997, filed herewith.

*     Previously filed

**    Filed herewith