Form 10-Q/A
period 1997-12-31
TELXON CORP
filed 1998-03-13
CIK 352495

                       SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549


                                  FORM 10-Q/A
                               (Amendment No. 1)



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

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends and restates in full the disclosures made by the registrant, Telxon Corporation, in response to "ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS" in its Form 10-Q as originally filed with the Securities and Exchange Commission (the "Commission") via EDGAR transmission on February 17, 1998 (the "Original Filing"). The disclosures responsive to all of the other Items in the Original Filing are not affected by this Amendment, but continue as set forth in the Original Filing without change. Notwithstanding the foregoing, the disclosures in the Original Filing, as amended by this Amendment, are subject to updating and supplementation by the disclosures contained in the filings made by the registrant with the Commission for any period or as of any date subsequent to the quarter ended
December 31, 1997, covered by the Original Filing.



The purpose of this Amendment No. 1 is to make the following correction:

--In "ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS":

     To remove the typographical error duplicating the two line items entitled "Income (loss) before income taxes" and "Provision (benefit) for income taxes" in the CONSOLIDATED STATEMENT OF OPERATIONS on page 4 of the Original Filing (notwithstanding the duplication of the provision for income taxes, the provision was subtracted only once so that no correction is necessary to the amount for any subsequent line item from that set forth in the Original Filing).

Except for the typographical correction made in Item 1 as restated herein, the disclosures set forth herein do not differ from those in Item 1 of the Original Filing.

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
                                                               =========    =========    =========    =========

Net income (loss) per common share before accounting
       change:
              Basic.........................................   $     .28    $     .13    $     .53    $    (.45)
              Diluted.......................................   $     .27    $     .13    $     .52    $    (.45)
                                                               =========    =========    =========    =========

Cumulative effect of accounting change:

              Basic.........................................   $     .08    $      --    $     .08    $      --
              Diluted.......................................   $     .08    $      --    $     .08    $      --
                                                               =========    =========    =========    =========

Net income (loss) per common share:

              Basic.........................................   $     .20    $     .13    $     .45    $    (.45)
              Diluted.......................................   $     .19    $     .13    $     .44    $    (.45)
                                                               =========    =========    =========    =========

Average number of common shares outstanding:

              Basic.........................................      15,685       16,103       15,742       16,207
              Diluted.......................................      16,262       16,150       16,189       16,207
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

Date:    March 13, 1998


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