Form 10-K
period 1998-03-31
TELXON CORP
filed 1998-06-29
CIK 352495

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

[ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________TO __________

                         COMMISSION FILE NUMBER 0-11402

                               TELXON CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                74-1666060
    (State or other jurisdiction of         (I.R.S. employer identification no.)
    incorporation or organization)

  3330 WEST MARKET STREET, AKRON, OHIO                         44333
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code          (330) 664-1000

                  Securities registered pursuant         Name of each exchange
                   to Section 12(b) of the Act:          on which registered:
                   ----------------------------          --------------------
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

The aggregate market value of registrant's Common Stock held by non-affiliates as of May 29, 1998, based on the last reported sales price of the Common Stock as reported on the Nasdaq National Market for such date, was $526,439,071.

At May 29, 1998, there were 16,095,367 outstanding shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement for its 1998 Annual Meeting of Stockholders to be held in September 1998, which the registrant intends to file with the Securities and Exchange Commission within 120 days of the close of its fiscal year ended March 31, 1998, is incorporated by reference in Part III of this Annual Report on Form 10-K from the date of filing such document.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

DESCRIPTION OF COMPANY'S BUSINESS

Telxon Corporation (including its subsidiaries, "Telxon" or the "Company") designs, manufactures, integrates, markets and supports transaction-based wireless workforce automation systems. The Company's mobile computing devices and wireless local area network ("WLAN") products are integrated with its customers' host enterprise computer systems and third-party wide area networks ("WANs"), enabling mobile workers to process data on a real-time basis at the point of transaction. Telxon customers' needs to reduce cycle times, improve asset management and create new services drive their requirements for real-time information throughout their organizations. Telxon's products are sold worldwide for use in key vertical markets, including retail, warehouse/logistics and manufacturing. The Company also serves several segments of the emerging mobile services market, such as field service, insurance claims processing and work force automation.

HISTORICAL OVERVIEW

The Company was incorporated in Delaware in 1969 as "Electronic Laboratories, Inc.", as the successor to a business established in Texas in 1967. The Company's name was changed to "Telxon Corporation" in 1974.

Telxon completed its initial public offering of 1,600,000 shares of common stock in July 1983, a secondary offering of 1,150,000 common shares in July 1985, a $46 million issue of 7-1/2% Convertible Subordinated Debentures due 2012 in June 1987, and an $82.5 million issue of 5-3/4% Convertible Subordinated Notes due 2003 in December 1995. During fiscal 1991, the Company purchased and retired $21.3 million of the 7-1/2% Debentures, and to date, the holders of $.3 million of the 7-1/2% Debentures have elected to convert them into common shares.

For more than two decades, the Company has developed and marketed portable handheld terminals to retailers and wholesalers in the grocery, drug, hardware, mass merchandising, full-line department store and specialty retail chain segments. An increasing number of markets outside retail are also adopting mobile transaction-based systems, including warehouse/logistics, manufacturing and mobile services.

Telxon pioneered the commercialization of spread spectrum radio frequency ("RF") technology in WLANs for vertical market applications. Telxon is the leading supplier of RF-enabled devices, having shipped over 500,000 units to date.

The Company's core mobile computing and wireless data communication products integrate a wide array of electronic and RF components and advanced data collection technologies. Through a combination of proprietary application-specific integrated circuit ("ASIC") technology, data radio technology and market-responsive packaging, the Company seeks to deliver cost-effective products that meet the technical and ergonomic needs of the Company's targeted markets. The Company's wireless data networks are designed to take advantage of Telxon's patented microcellular network architecture to allow mobile devices to roam seamlessly through large buildings and groups of buildings with uninterrupted data flow.

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

TRANSITION TO NEW BUSINESS MODEL

To improve returns to shareholders and to position the Company as a world-class provider of wireless mobile information system solutions, Telxon's board and senior management in June 1996 began implementing a new, three-phase business model focusing on continuous improvement in operations and new product development.

In the first phase, implemented during fiscal 1997, the Company focused on continuous improvement in operations and new product development. The Company implemented a number of programs aimed at reducing the cost of its products through new design procedures, improved sourcing and model consolidations. The Company believes this phase has been successful in increasing its gross margin from an average of approximately 32 percent in the first half of fiscal 1997 to an average of over 40 percent in fiscal 1998.

The second phase, implemented during fiscal 1997, focused on improving operating efficiencies and lowering the overall cost of serving the Company's global markets. Key management changes were made in sales, product marketing, product development, customer service and operations to drive greater efficiencies throughout the Company's business processes. The Company believes this phase is largely completed. Aggregate selling, product development and engineering, and general and administrative expenses have been reduced on an annual run-rate basis by approximately $2-$3 million per quarter from peak levels incurred in the first half of fiscal 1997. In fiscal 1998, the Company began the consolidation and relocation of certain of its engineering, product development and customer enable Telxon to realize the benefits of concurrent engineering and improve its ability to integrate world class technology and customer service capabilities. In addition to a reduction in its overall operating costs, the Company expects the consolidation to result in a reduction of its product development time to market and an enhanced ability to support its customers on a worldwide basis.

To complete the transition, the Company has begun the third phase of its new business model, focusing on redesigning Telxon's infrastructure and logistics systems to address changing market conditions more effectively. As part its program of continuous improvement, all operations of the Company will be subject to ongoing review. In addition, Telxon continues to evaluate alternative strategies to better reflect the embedded value of investments in its technical subsidiaries in its market value.

GLOBAL SALES AND MARKETING

The Company's sales in the United States and Canada are made directly through its own sales force as well as through selected distributors, Value-Added Resellers ("VARs"), independent software vendors ("ISVs"), system integrators, OEMs and strategic partners.

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

No customer accounted for 10% or more of the Company's total revenues in fiscal 1998.

WORLD CLASS SYSTEMS INTEGRATION WITH VERTICAL MARKET FOCUS

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

TECHNICAL SUBSIDIARIES

To more fully participate in rapidly growing sectors of the wireless communications and computing industries, Telxon in fiscal 1993, began a program to accelerate advanced research, technology and product development. The major initiative in this strategy was forming or purchasing new product and technology companies exhibiting entrepreneurial innovation and leadership. Telxon also increased its investment in its own research and product development operations.

Products and technologies that have been identified through this strategy include:

         -     Ruggedized mobile computers with wide area radio capabilities

         -     Wireless pen-based workslates

         -     Advanced character recognition software

         - Advanced 2D bar code encoding and autodiscriminating decode software

         -     Advanced image processing

         - Advanced 900 Mhz and 2.4 Ghz spread spectrum radios and wireless networks

         -     Advanced CPU and ASIC design

The Company's technical subsidiaries have been structured to work together with its own advanced research and product development resources to design, develop and produce leading-edge technology products for the future. The Company's current subsidiaries acquired or formed through this program are detailed below.

         Aironet Wireless Communications(TM), Inc.

         In January 1994, the Company formed Aironet Wireless Communications, Inc. ("Aironet"(R)) of Akron, Ohio, to continue development and marketing of WLAN systems. Aironet was formed from one subsidiary company and two units of the Company:

         - Telesystems SLW, Inc. -- designer and manufacturer of wireless spread spectrum WLAN radios that was purchased by Telxon in 1992.

         - Telxon's Radio and Wireless Network Engineering Group -- designers of advanced spread spectrum radio technology and network software.

         - Telxon's RF Software Engineering Group -- advanced software designers of universal wireless connectivity systems for integration to other computer manufacturers' networks.

         Aironet developed one of the first commercial applications for spread spectrum radio technology and currently designs and develops universal modular WLAN radio products and networks which it sells to Telxon, VARs and OEMs.

         Metanetics(R) Corporation

         Metanetics Corporation ("Metanetics") was formed in January 1994 in Fort Myers, Florida, in part from the acquisition of Metamedia Corporation of Port Jefferson, New York.

         Metanetics develops 2D bar code encoding and autodiscriminating decode software and advanced image processing technology.

         Teletransaction(TM), Inc.

         In February 1993, the Company acquired Teletransaction, Inc. ("Teletransaction") of Akron, Ohio. Teletransaction is a developer of advanced pen and touch-screen wireless mobile workslates for vertical markets served by the Company.

         PenRight!(R) Corporation

         In February 1994, the Company acquired PenRight! Corporation ("PenRight!") of Fremont, California. PenRight! is a leading developer of pen-based character recognition software. PenRight! Pro(R) software acts as a DOS based software development tool for creating pen-based applications in Microsoft(R)"C". PenRight! Pro supports ten international languages. The Company has developed a new version to support 486 platforms and Pen for Windows(R).

         The Company has realized the value of two of its former technical subsidiaries through sale transactions, under the terms of which the Company retained access to the technologies developed by the former subsidiaries important to the Company's business going forward.

In addition to their technological value, the Company's technical subsidiaries are also a potential source of financial value. The Company sold its ruggedized notebook computer subsidiary, Itronix Corporation, which it had acquired in March 1993 for $4 million, to Dynatech Corporation of Burlington, Massachusetts in December 1996 for $65 million in cash. The Company also sold its head mounted display subsidiary, Virtual Vision(R), Inc., to FED Corporation of Hopewell Junction, NY in March 1998 for $5 million in cash and stock. The Company had acquired Virtual Vision in July 1995 for $3 million.

The Company's Strategic Plan for Aironet

Overview
The Company has been an early leader in the WLAN industry with over 350,000 RF-enabled devices installed, serving over 2,000 customers worldwide. Aironet, the Company's WLAN subsidiary, has essentially been its sole supplier of spread-spectrum radios, the key component in a WLAN system. The Company was Aironet's largest customer in FY 1998, representing approximately 70% of their volume.

The Company and Aironet, have identified emerging market opportunities that will be driven by the evolution of WLAN technologies from proprietary to open-systems. In June 1997, the long-expected IEEE 802.11 interoperability standard for WLAN products was ratified. This evolution is expected to expand market acceptance of WLAN technologies through lower costs, new applications and new users among the Company's traditional vertical markets and new markets such as those that serve the occasionally-connected mobile professional or the needs of the small office/home office. These new markets will adopt WLAN products as a mobile or flexible low-cost alternative to typical wired-line connections.

Over the last 3 years, the Company has designed and initiated a plan to expand the Company's and Aironet's leadership in the WLAN industry, maximize the value of its investment in Aironet and generate increased value for the Company's shareholders ("Aironet Plan"). Key elements of the Aironet Plan address how the Company and Aironet can most effectively support their legacy WLAN installed base, manage and assist customer's transition from proprietary to open WLAN systems, access and compete in the high growth new emerging markets, and attract and retain the highest quality technical resources.

Independent Ownership
The Company believes that as the use of WLAN technology expands and these emerging opportunities are realized, the incremental value being generated by Aironet, will likely be under-recognized, as an imbedded asset within the Company's traditional valuation multiples. In early 1996, The Company and Aironet initiated discussions with outside advisors and potential investors, to outline and initiate the next phase of the Aironet Plan to expose and unlock this imbedded value.

The Company's board approved a plan to position Aironet as an independent organization by initiating outside minority ownership and outside participation on the Aironet board. The plan expects to draw on the prior experience, expertise and relationships of these outside investors and board members to help drive the process of increasing and unlocking the value in Aironet and to assess possible strategies that include a public offering, private sale of Aironet,a spin-off of the Company's shares in Aironet to the Company shareholders or some combination of these alternatives. Aironet as an independent organization, is expected to create an entrepreneurial environment, effective in the competitive recruitment of technical WLAN and RF resources , utilizing a variety of incentives to key employees including equity participation and employee stock options.

As a result of Aironet's increased focus of its resources on leading technology development and these emerging opportunities and the benefits and incentives of the entrepreneurial environment, the Company expects Aironet as an independent organization, to achieve higher revenues and earnings growth than it would as a wholly owned subsidiary of the Company.

Manufacturing Rights, Software License and Supply Agreements ("Agreements") The Company and Aironet executed various Agreements in March 1998 assure that the Company continued access to Aironet's WLAN products and technology necessary to continue to support its current and future customers WLAN requirements.

These Agreements provide for the Company to assume full control of sourcing and support for its own legacy RF product requirements. Since July 1997, the Company has assumed the sourcing duties for its legacy WLAN product requirements, effectively moving the production management of 70% of Aironet's traditional volume to The Company's Houston-based manufacturing group. Shifting these sourcing duties to the Company allows Aironet to focus its resources on the development of new products for current markets and the high growth, high volume emerging markets

Under these Agreements, the Company pays royalties to Aironet that approximate the inter-company mark-up amount previously reflected in Aironet's pricing to the Company, subject to various annual caps, declining rates and sunset provisions. For example, royalties under the Manufacturing Rights Agreement become fully paid-up after 3 years or sooner in the event certain reductions in the Company's ownership in Aironet. The Company has no guarantees or minimum obligations to Aironet under the Agreements.

The Company and Aironet have also entered into a Supply Agreement which outlines the terms under which the Company may purchase new products from Aironet, including recently announced 802.11 compliant products. The Company does not have manufacturing rights for these new products, with certain exceptions for discontinued products.

The Company estimates that 85% of its FY 1999 RF requirements will be for legacy products fulfilled under the manufacturing rights, with the remaining 15% being new products, including 802.11 compliant products, sourced from Aironet or other suppliers.

Private Placement Overview

In late 1997, the Company and Aironet initiated discussions with selected venture capital firms, soliciting equity investment commitments into Aironet, under terms reflective of a late-stage investment venture and the rights, benefits and value retained by the Company under the Manufacturing Rights and Software License, including various annual caps, declining rates and sunset provisions on royalties payable to Aironet. These terms, while assuring the Company continued and favorable access to Aironet's products and technology, effectively eliminates over three years or less the legacy product income Aironet earns from the Company. The value of Aironet to outside investors therefore is heavily tied to the future success of Aironet's new products and ability to access the new emerging market opportunities outside the traditional inter-company business with the Company.

After several months of negotiation, a $3.4 million private placement was completed in March 1998 with two open commitments (under the same March 1998) terms totaling $700,000, completed in April 1998. Approximately 1.1 million shares where issued by Aironet at $3.50 per share with approximately 400,000 warrants, exercisable within 3 years under certain conditions, at $3.50

Other key terms of this $4.2 million private placement include the right for the investor group to designate one board seat and one observer seat on the Aironet board with expanded rights if the Company's ownership interest in Aironet is reduced below certain levels or in the event of a hostile change of control of the Company; three demand registration rights after 12 months or certain changes in Aironet ownership. Investors who purchased shares in the private placement will have a one-time opportunity 90 days after a change of control of the Company to sell their then owned Aironet shares to the non-hostile successor within 30 days, at $10.50 per share.

An Aironet stock option plan was adopted in April 1996, and subsequently amended, which authorized a pool of 1.95 million stock options. Approximately
1.7 million options have been granted at fair market value through June 29, 1998 at exercise prices of $1.86 - $3.50 per share.

As of June 29, 1998, the Company owned 76% of the common shares outstanding in Aironet and 62% after the effect of all dilutive stock options and warrants.

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

There can be no assurance that the Company's research and development activities will lead to the successful introduction of new or improved products or that the Company will not encounter delays or problems in connection therewith. Furthermore, customers may defer purchases of existing products in anticipation of new or improved versions of those products. Although the Company contemplates the introduction of new products in fiscal 1999, the majority are scheduled for introductions in the second half of the year. There can be no assurance that there will not be delays in commencing volume production of such products or that such products will ultimately be commercially successful.

----------

         - Aironet and Aironet Wireless Communications are registered trademarks, of Aironet Wireless Communications, Inc.

         -        Metanetics is a registered trademark of Metanetics
                  Corporation.

         -        Teletransaction is a trademark of Teletransaction, Inc.

         - PenRight! and PenRight! Pro are registered trademarks of PenRight! Corporation.

         - Microsoft and Pen for Windows are registered trademarks of Microsoft Corporation.

During fiscal 1998, 1997 and 1996, the Company spent $37.5 million, $44.4 million and $45.4 million, respectively, for Company-sponsored research, development and engineering. For further discussion, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Operating Expenses."


VIII. MANUFACTURING AND PRODUCT MAINTENANCE

*        MANUFACTURING OPERATIONS

         Manufacturing operations consist of the assembly, testing and quality assurance of components, sub-assemblies and finished products. The Company's products are built and configured with various memory sizes, packaging, peripherals, keyboards and displays.

         In 1994, the Company's principal manufacturing operations were consolidated into a newly constructed, Company-owned 116,000 square foot facility. The facility provides a more efficient plant layout and an opportunity for expansion of manufacturing capacity in the future. For information regarding subsidiaries' manufacturing operations, see "Item 2 -- PROPERTIES."

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

         Telxon's International Procurement Office ("IPO") located in Singapore provides the Company with an opportunity to procure materials from lower cost, Far East suppliers. As more commodities are procured by the IPO staff, continued cost savings are expected. The Company has not to date experienced any adverse effects from its Singapore procurement operations as the result of the recent economic difficulties experienced in Southeast Asia, though there can be no assurance that future events, including government economic regulation, civil unrest or otherwise, will not materially adversely affect the Singapore operations and, in turn, the operations and financial results of the Company.

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

*        PRODUCT MAINTENANCE OPERATIONS

         The Company provides maintenance and repair services for Telxon customers from its 36,000 square foot National Service Center in Houston, Texas. The Company also services various third-party products, including personal computers, printers and communication devices. During fiscal 1998, the Company began to relocate certain of its product repair and maintenance operations related to its high volume, low-end products, to a newly constructed 50,000 square foot leased facility in Ciudad Juarez, Mexico. The Company also maintains a number of customer specific service depots to provide service to users with large concentrations of Telxon products.

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

WIRELESS DATA COMMUNICATION PRODUCTS, NETWORK SYSTEMS AND SOFTWARE

Telxon provides wireless data communication solutions for mobile, distributed data processing application systems through computing devices equipped with radios to transfer programs or data to and from other computers or peripheral devices while remaining mobile. The four types of available radios are (1) spread spectrum (both direct sequence and frequency hopping) radios, (2) wide area radios, (3) micro radios, and (4) narrow band FM radios. The Company uses industry standard "open" system protocols to provide seamless connectivity across a wide range of host computer systems, including SNA and TCP/IP and other manufacturers' communication networks.


The portable computer wireless local area network markets in which Telxon participates have exhibited rapid rates of growth, and are projected to continue to grow rapidly. According to Frost & Sullivan the worldwide market for portable computing products totaled roughly $30 billion in 1996, and has grown at a compound annual rate of over 25 percent from 1992 to 1996. Frost &
Sullivan projects that the major segments of this market will grow at compound annual rates of between 17-25 percent through 2003.

According to Frost & Sullivan the North American market for wireless local area networks totaled approximately $166 million in 1995, and has grown at a compound annual rate of over 30 percent from 1992 to 1995. Frost & Sullivan projects this market will continue to grow at this rate through 2002.


Through Aironet, the Company has developed a series of spread spectrum data radios, access points, repeaters, routers and bridges. The current products use the 900 Mhz or 2.4 Ghz frequency bands, available utilizing either direct sequence or frequency hopping technology, at data rates ranging up to 2 Mbps. These radio products are built upon Telxon's AirAWARE(TM) family of enterprise software for mobile information solutions, and are integrated with Telxon's Microcellular Architecture ("TMA") software to build wireless networks.

The Company has been granted a number of patents for its spread spectrum technology and was the first company in the wireless industry to receive FCC and Canadian Department of Communication approval for its spread spectrum radios. In June 1996, Aironet received approval from the United States Federal Communication Commission ("FCC") for its new 2.4 Ghz frequency hopping family of WLAN products, making Aironet the only company that currently designs and manufactures both 900 Mhz and 2.4 Ghz direct sequence and 2.4 Ghz frequency hopping spread spectrum radios. The designs of the Company's wireless WLAN systems and products are based upon the Institute of Electrical and Electronic Engineer's (IEEE) 802.11 specification for RF protocol standards, which was ratified by the IEEE Standards Activity Board on June 26, 1997. The Company intends to bring its systems and products into compliance with the IEEE 802.11 standards. In April 1998, Aironet became the first company in the wireless WLAN industry to break the 10 Mbps barrier and receive FCC approval for its newly announced 11 Mbps wireless PC card for operation in the unlicensed 2.4 Ghz ISM band.

Telxon's Air-I/O(TM) System provides 900 Mhz and 2.4 Ghz spread spectrum radio technology for fast, robust wireless data communications by using spread spectrum technology and the Company's Gateway Connectivity System(TM) ("GCS"(TM)) to create a wireless interface between Telxon mobile devices and customers' host computers. The Company's spread spectrum radios are designed to fit into Telxon's mobile devices and a variety of personal computers (PCs), client servers and other mobile devices.

The Air-I/O System creates one or more radio cells, with each cell supporting an area of coverage. TMA allows mobile devices to move from cell to cell while maintaining a wireless connection to the host computer. Implementation of the system have included an installation providing coverage for over 4 million square feet.

The Company makes a line of base station and client/server card transceivers that interface portable wireless products with a client/server or mainframe. The Company also offers customers optional built-in acoustic couplers and integrated modems that allow data transmission from remote telecommunication locations into a host computer or client servers.

----------

         - Air-I/O, AirAWARE, Gateway Connectivity System and GCS are trademarks of Telxon Corporation.

Third-party wide area network radios are integrated with the Company's mobile computing devices for access to the ARDIS(R) or RAM(R) wireless wide area packet data networks such as ARDIS(R), RAM(R), or CDPD.

"Micro radios" are small, low-power FM radios designed and manufactured by the Company and integrated into Telxon mobile devices and peripherals to provide cable-free data communications between system components.

Narrow band FM radios from major manufacturers have been provided by Telxon since 1984. These radios operate in the 450 Mhz band and require FCC site licensing.

Subsequent to March 31, 1998, the Company announced ShopKeeper(TM), a low cost wireless solution that will enable retail chains with small store formats to link their in-store processors, POS systems and wireless mobile computers together on the same network. ShopKeeper(TM) is based on the new Company's MiniNet(TM) 2.4 Ghz radio and new low cost Connection Manager, which combine with AirAWARE to create a single cell wireless network supporting up to eight Telxon wireless PTC-921 DOS or PTC-960LE mobile computers for a single site retail environment.

PERIPHERALS

The Company integrates a variety of peripheral products into or with its regular product line, including laser bar code readers (internal and external), modular printers (24, 40 and 80 columns), chargers, cradles, modems and communication interfaces. Many of these products or components are purchased from outside vendors.

SOFTWARE OPERATING SYSTEMS, LANGUAGES AND APPLICATIONS

The Company is transitioning to a new generation of modularly designed mobile computers, which embrace thin-client, industry standard, open systems architectures in order to offer its customers access to a multitude of operating systems, including Windows NT(R), Windows CE(R) and Windows 95(R) and Sun Microsystems' JavaOS(TM) and HotJava(TM) Browser.

The Company develops, through its PenRight! and Metanetics subsidiaries, advanced character recognition software, advanced image processing and 2D bar code encoding and autodiscriminating decode software.

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

         -        RAM is a registered trademark of RAM Mobile Data, Inc.

         -        ShopKeeper and MiniNet are trademarks of Telxon Corporation.

         - Windows NT, Windows CE and Windows 95 are registered trademarks of Microsoft Corporation.

         -        JavaOS and HotJava Browser are trademarks of Sun Microsystems,
                  Inc.

property rights. The Company believes that its products and trademarks do not infringe on the rights of third parties, but there can be no assurance that third parties will not assert infringement claims.

GOVERNMENT REGULATION

The Company believes that its products are in material compliance with current government regulations; however, regulatory changes may require modifications to Company products in order for the Company to continue to be able to manufacture and market these products. There can be no assurances that more stringent regulations will not be issued in the future which could have an adverse effect on the business of the Company. In addition, sales of the Company's products could be adversely affected if more stringent safety standards are adopted by customers.

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

COMPETITION

The computer industry, of which Telxon's mobile computing systems are a part, is highly competitive and characterized by advances in technology which frequently result in the introduction of new products with improved performance characteristics. Failure to keep pace with product and technological advances could negatively affect the Company's competitive position and prospects for growth and, in turn, its business, results of operations and financial condition.

The Company competes directly and indirectly with a number of companies in its market segments. Frequent competitors include Symbol Technologies, Inc., Holtsville, New York, and the Intermec and Norand divisions of UNOVA, Inc., Beverly Hills, California. In addition, companies that are participants in the broader computer industry are potential competitors. Some of the Company's competitors and potential competitors have substantially greater financial, technical, intellectual property, marketing and human resources than the Company.

EMPLOYEES

As of May 31, 1998, the Company employed approximately 1,550 full-time personnel. The Company also employs temporary production and other personnel.


ITEM 2. PROPERTIES

The Company's corporate offices are located in Akron, Ohio in a 100,000 square foot office building constructed in 1979 and occupied under a lease expiring December 31, 2001. The lease provides the Company with an option, exercisable on September 1, 2001, to purchase the office building and the land on which it is situated for its then current fair market value.

The Company leases approximately 66,300 square feet of office space at locations within a three mile radius of its corporate offices pursuant to leases expiring from February 28, 1999, through February 28, 2001. These facilities have housed the Company's engineering and customer support functions and the corporate offices of its Aironet subsidiary as well as the Company's market research and product marketing, systems development and testing, integration and product quality management groups and certain corporate development and support functions. The Company has during the first quarter of fiscal 1999, completed the consolidation and relocation to the Houston, Texas facilities discussed below of certain of those engineering product development and customer support operations as announced on May 30, 1997 to bring them in closer proximity to the Company's pre-existing manufacturing and services facilities there.

The manufacturing operations and related office functions of the Aironet subsidiary were relocated during the second quarter of fiscal 1998 to a one-story, 32,500 square foot facility owned by the Company within approximately one mile from its corporate offices and previously used for its Customer Support Center. Training Group and New Product Support Department, which functions have been relocated to other Akron locations. Those Aironet operations had previously occupied approximately 14,400 square feet of leased space in Markham, Ontario, Canada.

In May 1998, the Company opened its World Technology Center in The Woodlands, Texas (north of Houston). The one-story 70,000 square feet leased building of concrete and glazed curtain wall construction was designed and constructed specifically to support the engineering, research, software and product development functions of the Company relocated there as part of the consolidation discussed above. In addition to the Company's technical operations and supporting administration, the facility houses a new Customer Support Call Center, the Company's Industry and Product Marketing operations and a Customer Conferencing and Executive Briefing Center. Expiring in May 2008, the lease includes a renewal option for an additional ten-year term.

The Company owns two buildings in Houston, Texas of concrete construction, located on a 15 acre site. The first building is a 116,000 square foot manufacturing facility that was completed in April 1994. That building houses all Telxon manufacturing operations, as well as warehousing operations and administrative and manufacturing engineering offices. The second building is the Company's 36,000 square foot National Service Center, completed in November 1993, which houses its product repair and maintenance operations. The Company maintains an additional 12,000 square feet of warehousing space at a separate location in Houston leased through May 31, 2000.

As of the end of the second quarter of fiscal 1998, the Company relocated its product repair and maintenance operations (other than radio-equipped units and its top-of-the-line Depot Express maintenance program) to a new 50,000 square foot facility of masonry construction built for it in Ciudad Juarez, Chihuahua, Mexico. The facility is leased for an initial term of seven years, with two five-year renewal options, and the Company has an option to purchase the facility at the end of the initial term or any renewal term for its then current fair market value. The Company is also leasing 20,000 square feet of warehouse space in El Paso, Texas as a companion receiving, staging and parts-stocking facility for the Mexican operations for an initial term of five years, with two five-year renewal options.

In addition to these principal locations, the Company maintains 53 locations in the United States, Canada, Western Europe, Australia, Japan and Southeast Asia which are used principally for sales and customer service offices, as well as for executive and engineering offices for certain of its domestic and international subsidiaries. These locations are generally leased for terms which range from one to three years.

The Company believes that its existing and planned facilities will be adequate for its reasonably foreseeable level of operations. Should the operations of the Company's principal corporate offices, engineering and research and development, manufacturing, or repair and maintenance facilities be lost or disrupted by natural disaster, fire or other cause, the Company's operations would be materially adversely affected until replacement operations could be established.

ITEM 3. LEGAL PROCEEDINGS

In December 1992, four class action suits were filed in the United States District Court, Northern District of Ohio, by certain alleged stockholders of the Company on behalf of themselves and purported classes consisting of Telxon stockholders, other than defendants and their affiliates, who purchased the Company's common stock between May 20, 1992, and January 19, 1993. The named defendants were the Company, former President and Chief Executive Officer Raymond D. Meyo, and then President, Chief Operating Officer and Chief Financial Officer Dan R. Wipff. On February 1, 1993, the plaintiffs filed their Amended and Consolidated Class Action Complaint related to the four actions alleging claims for fraud on the market and negligent misrepresentation, arising from alleged misrepresentations and omissions with respect to the Company's financial performance and prospects, and alleged improper trading activities by the named individual defendants. The defendants, including the Company, filed a Motion to Dismiss which was denied by the Court on June 3, 1993. Following the completion of discovery (other than of experts), each defendant filed a Motion for Summary Judgment on May 19, 1995, all of which were opposed by the plaintiffs. On September 14, 1995, the Court granted each defendant summary judgment on all counts, which the plaintiffs appealed to the United States Sixth Circuit Court of Appeals. The appeal was heard on October 24, 1996, and on November 12, 1997, the Court of Appeals affirmed the summary judgment as to all defendants. The plaintiffs did not seek further appeal of the District Court judgment in favor of the defendants.

On September 21, 1993, a derivative Complaint was filed in the Court of Chancery of the State of Delaware, in and for Newcastle County, by an alleged stockholder of the Company derivatively on behalf of Telxon. The named defendants are the Company; Robert F. Meyerson, former Chairman of the Board, Chief Executive Officer and director; Dan R. Wipff, then President, Chief Operating Officer and Chief Financial Officer and director; Robert A. Goodman, Corporate Secretary and outside director; Norton W. Rose, outside director; and Dr. Raj Reddy, outside director. The Complaint alleges breach of fiduciary duty to the Company and waste of the Company's assets in connection with certain transactions entered into by Telxon and compensation amounts paid by the Company. The Complaint seeks an accounting, injunction, rescission, attorneys' fees and costs. While the Company is nominally a defendant in this derivative action, no monetary relief is sought by the plaintiff from the Company. On November 12, 1993, Telxon and the individual director defendants filed a Motion to Dismiss. The plaintiff filed his brief in opposition to the Motion on May 2, 1994, and the defendants filed a final responsive brief. The Motion was argued before the Court on March 29, 1995, and on July 18, 1995, the Court issued its ruling. The Court dismissed all of the claims relating to the plaintiff's allegations of corporate waste, however the claims relating to breach of fiduciary duty survived the Motion to Dismiss.

On October 31, 1996, plaintiff's counsel filed a Motion to Intervene in the derivative action on behalf of a new plaintiff stockholder. As part of the Motion to Intervene, the intervening plaintiff asked that the Court designate as operative for the action the intervening plaintiff's proposed Complaint, which alleges that a series of transactions in which the Company acquired certain technology from a corporation affiliated with Mr. Meyerson was wrongful in that Telxon already owned the technology by means of a pre-existing consulting agreement with another affiliate of Mr. Meyerson; the intervenor's complaint also names Raymond D. Meyo, President, Chief Executive Officer and director at the time of the first acquisition transaction, as a new defendant. The defendants opposed the Motion on grounds that the new claim alleged in the proposed Complaint and the addition of Mr. Meyo were time-barred by the statute of limitations and the intervening plaintiff did not satisfy the standards for intervention. After taking legal briefs, the Court ruled on June 13, 1997 to permit the intervention. On March 18, 1998, defendant Meyo filed a Motion for Judgment on the Pleadings (as to himself), in response to which Plaintiff has filed his Answer and Brief in Opposition, and which remains pending before the Court. The post-intervention claims are the subject of ongoing discovery, and no deadline for the completion of the discovery has yet been set by the Court.

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

On February 17, 1998, a complaint was filed against the Company in the District Court of Harris County, Texas, by Southwest Business Properties, the landlord of the Company's former Wynnwood Lane facility in Houston, Texas. The complaint alleges counts for breach of contract and temporary and permanent injunctive relief, all related to alleged environmental contamination at the Wynnwood property, and seeks specific performance, unspecified monetary damages for all injuries suffered by plaintiff, payment of pre-judgment interest, attorneys' fees and costs and other unspecified relief. In its Answer, Telxon denied plaintiff's allegations. Plaintiff's claim for temporary injunctive relief is set to be heard by the Court on July 16, 1998. Pursuant to the Court's Scheduling Order in this action, trial is set for March 8, 1999. Telxon believes that the these claims lack merit, and it intends to vigorously defend this action.

On May 8, 1998, two class action suits were filed in the Court of Chancery of the State of Delaware, in and for the County of New Castle, by certain alleged stockholders of Telxon on behalf of themselves and purported classes consisting of Telxon stockholders, other than defendants and their affiliates, relating to an alleged offer by Symbol Technologies, Inc. ("Symbol") to acquire the Company. The named defendants are Telxon and its current Board of Directors, namely, Frank E. Brick, Robert A. Goodman, Dr. Raj Reddy, John H. Cribb, Richard J. Bogomolny, and Norton W. Rose.

The plaintiffs allege that on April 21, 1998, Symbol made an offer to purchase Telxon for $38.00 per share in cash and that on May 8, 1998, Telxon rejected Symbol's proposal. Plaintiffs further allege that Telxon has certain anti-takeover devices in place purportedly designed to thwart hostile bids for the Company. Plaintiffs charge the Director defendants with breach of fiduciary duty and claim that they are entrenching themselves in office. The plaintiffs seek certification of the purported class, unspecified compensatory damages, equitable and/or injunctive relief requiring the defendants to act in specified manners consistent with the defendant Directors' fiduciary duties, and payment of attorneys' fees and costs. The parties have stipulated that the plaintiffs will file an Amended Complaint and that the defendants will answer only the Amended Complaint.

On June 2, 1998, the Court ordered consolidation of the above-captioned cases. This action is in its early stages and no scheduling order has been issued by the Court, and discovery has not yet commenced. The defendants believe that these claims lack merit and intend to vigorously defend the consolidated action.

In the normal course of its operations, the Company is subject to performance under contracts and assertions that technologies it utilizes may infringe third party intellectual properties, and has various legal actions and certain contingencies pending. In management's opinion, all such outstanding matters have either been reflected in the consolidated financial statements, are covered by insurance or would not have a material adverse effect on the Company's consolidated financial position or results of operations or cash flows.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 1998.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers of the Company, who have been either elected by the Board of Directors of the Company or appointed by the Chief Executive Officer and ratified and approved by the Board of Directors:

         Frank E. Brick, age 49, has been President of the Company since June 1996 and the Company's Chief Executive Officer since February 1997. Mr. Brick was Chief Operating Officer of the Company from June 1996 until being named Chief Executive Officer. He had also previously served the Company as President and Chief Operating Officer, Telxon International from February 1995 to June 1996 and as Senior Executive Vice President from October 1993 to February 1995. Mr. Brick was President of Basicomputer Corporation (business computer sales, integration and network services; "Basicomputer") from 1985 until it was acquired in September 1993 by The Future Now, Inc. ("The Future Now", since consolidated into Intelligent Electronics) and also served as Chief Executive Officer and a director of Basicomputer from 1988 until the acquisition. He has been a director of the Company since July 1996.

         Kenneth W. Haver, age 39, has been Senior Vice President, Finance and Administration, and Chief Financial Officer of the Company since March 1995. He has also served the Company as Treasurer from May 1994 to October 1996 and as Vice President, Financial Planning from September 1993 to March 1995. Mr. Haver joined the Company from Basicomputer, where he had served as a Vice President and Treasurer for more than five years.

         James G. Cleveland, age 46, has been President, North America of the Company since May 1997. He has also served the Company as Senior Vice President, North America from September 1996 to May 1997; Senior Vice President, North American Sales from February 1996 to September 1996; Senior Vice President, North American Sales and Operations from October 1995 to February 1996; Senior Vice President, Vertical Systems Group from March 1995 to October 1995; and Vice President, Sales and Marketing from September 1993 to March 1995. Mr. Cleveland joined the Company from Basicomputer, where he had served as Vice President, Sales from January 1993 to August 1993 and as Area Vice President, Midwest Operations from February 1992 to January 1993.

         David D. Loadman, age 37, has been Senior Vice President, Global Product and Systems Development of the Company since September 1996. Other capacities in which Mr. Loadman has served the Company since joining it in October 1988 include as Senior Vice President, Global Wireless Systems and Advanced Research and Development from June 1996 to September 1996; Senior Vice President, Technical Operations from August 1994 to June 1996; Vice President, Global Technology from May 1994 to August 1994; Vice President, Systems Engineering Group from August 1993 to May 1994; Vice President, Systems Integration from February 1993 to August 1993; Director, Communications Systems from November 1992 to February 1993; Director, Software Communications Systems from August 1992 to November 1992; and Product Manager, Hardware from September 1991 to August 1992.

         David W. Porter, age 40, has been Senior Vice President, Global Operations of the Company since September 1996. He has also served the Company as Vice President, Operations from July 1996 to September 1996 and as Vice President, Asset Management from May 1996 to July 1996. Mr. Porter joined the Company from The Future Now, where he had served as Vice President, Operations from the time of its acquisition of Basicomputer to May 1996, and prior to that time he worked for Basicomputer as Vice President, Operations from August 1989 to August 1993.

         Dan R. Wipff, age 55, has been the President and Chief Executive Officer of the Company's Telxon Products manufacturing division since July 1994. He was President and Chief Operating Officer of the Company from October 1992, and the Company's Chief Financial Officer from December 1991 until July 1994. Mr. Wipff was Senior Executive Vice President and Chief Operating Officer of the Company from October 1989 to October 1992. He also served as the Company's Chief

         Financial Officer from October 1989 to July 1990 and from October 1990 to September 1991. Mr. Wipff served as a director of the Company from April 1974 until September 1979 and from September 1980 until January 1995.

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

                                                              FISCAL QUARTER
                                                             ----------------

YEAR ENDED MARCH 31                 FIRST          SECOND          THIRD        FOURTH         YEAR
-------------------                 -----          ------          -----        ------         ----

1998
  High                              $19.25           $24.88        $29.00         $26.63        $29.00
  Low                                13.63            18.00         22.00          21.63         13.63
  Dividends paid                        --               --            --            .01           .01
1997
  High                              $27.50           $14.00        $13.75         $17.75        $27.50
  Low                                 9.88            11.00         11.25          13.50          9.88
  Dividends paid                        --               --            --            .01           .01

As of May 31, 1998, there were approximately 897 holders of record of the Company's Common Stock.

Historically, variations in the Company's actual or expected results of operations and changes in analysts' earnings estimates and investment recommendations have resulted in significant changes in the market price of the Company's Common Stock. As a result, the market price of the Company's Common Stock, like that of other technology companies, has been subject to significant volatility. The Company's stock may also be affected by broader market trends unrelated to the Company's own performance involving the Company's competitors, technology stocks in general or the economy as a whole.

While the Company does, from time to time, communicate with securities analysts, any opinions, projections and forecasts contained in reports issued by securities analysts have been prepared by each analyst based on his own judgment and research and are not the responsibility of the Company. It should not be assumed that the Company agrees with any report issued by any analyst.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below are selected financial data for the five years ended March 31, 1998, which have been derived from the Company's audited financial statements for the periods indicated. The selected financial data should be read in conjunction with the financial statements, including the notes thereto, for the three years ended March 31, 1998, 1997 and 1996, as included in Item 8 herein. For further details on fiscal 1998 results, also refer to Item 7.

                                                                YEAR ENDED MARCH 31,
                                                                --------------------
                                             1998         1997          1996          1995          1994
                                             ----         ----          ----          ----          ----
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

INCOME STATEMENT DATA:
Revenues:
  Product, net                            $ 389,124     $ 391,406     $ 417,725     $ 323,916     $ 252,341
  Customer service, net                      76,746        74,606        68,744        55,603        43,652
                                          ---------     ---------     ---------     ---------     ---------
         Total net revenues                 465,870       466,012       486,469       379,519       295,993
Costs and expenses:
  Cost of product revenues                  228,318       266,624       249,120       189,568       143,347
  Cost of customer service revenues          48,836        47,248        39,016        32,455        31,958
  Selling expenses                           77,858        88,321        82,207        68,279        59,894
  Product development and engineering
    expenses                                 37,500        44,439        45,383        33,728        29,058
  General and administrative expenses        39,028        53,230        39,415        34,583        31,854
                                          ---------     ---------     ---------     ---------     ---------
         Total costs and expenses           431,540       499,862       455,141       358,613       296,111
                                          ---------     ---------     ---------     ---------     ---------
    Income (loss) from operations            34,330       (33,850)       31,328        20,906          (118)
  Interest income                             1,573         1,489           760           658           653
  Interest expense                           (7,181)       (8,056)       (6,770)       (4,354)       (2,459)
  Gain on sale of subsidiary stock            1,637            --         1,116            --            --
  Other non-operating (expense) income       (1,504)       34,726           401            --            --
                                          ---------     ---------     ---------     ---------     ---------
    Income (loss) before income taxes
      and cumulative effect of an
      accounting change                      28,855        (5,691)       26,835        17,210        (1,924)
  Provision  for income taxes                12,408         1,368        10,314         8,192           875
                                          ---------     ---------     ---------     ---------     ---------
    Income (loss) before cumulative
      effect of an accounting change         16,447        (7,059)       16,521         9,018        (2,799)
  Cumulative effect of an accounting
    change, net of taxes                      1,240            --            --            --            --
                                          ---------     ---------     ---------     ---------     ---------
         Net income (loss)                $  15,207     $  (7,059)    $  16,521     $   9,018     $  (2,799)
                                          =========     =========     =========     =========     =========
  Earnings per common and common
    equivalent share:
    Income (loss) before cumulative
      effect of an accounting change
         Basic                            $    1.04     $    (.44)    $    1.04     $     .58     $    (.18)
         Diluted                               1.01          (.44)         1.00           .57          (.18)
    Cumulative effect of an
      accounting change
         Basic                                 (.08)           --            --            --            --
         Diluted                               (.08)           --            --            --            --
    Net income (loss)per share
         Basic                            $     .96     $    (.44)    $    1.04     $     .58     $    (.18)
                                          =========     =========     =========     =========     =========
         Diluted                          $     .93     $    (.44)    $    1.00     $     .57     $    (.18)
                                          =========     =========     =========     =========     =========
  Average number of common and common
    equivalent shares outstanding
         Basic                               15,809        16,062        15,910        15,485        15,210
         Diluted                             16,289        16,062        16,479        15,873        15,210

  Cash dividends                          $     .01     $     .01     $     .01     $     .01     $     .01

                                                                                  MARCH 31,
                                                                                  ---------
                                                       1998           1997          1996           1995          1994
                                                       ----           ----          ----           ----          ----
                                                                               (IN THOUSANDS)

BALANCE SHEET DATA:
Total assets                                         $390,539        $361,784      $389,209       $276,127       $259,968
Notes payable, capital lease and other
  obligations due within one year                       3,968           1,060         2,119         27,507         25,207
Total long-term debt and capital lease
  obligations                                         109,100         108,192       110,537         32,209         27,534
Working capital                                       188,647         169,058       185,995        101,617         80,066
Stockholders' equity                                  164,725         146,701       161,190        138,578        124,715



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY

The following table sets forth for the periods indicated (1) certain expense and income items expressed as a percentage of total revenues, and (2) the percentage increase or decrease of such items as compared to the corresponding prior period. This table and the textual discussion and analysis which follows should be read in conjunction with the accompanying consolidated financial statements, including the notes thereto, for each of the three years in the period ended March 31, 1998, as included in Item 8 herein.

                                                                                         PERIOD TO PERIOD
                                                      PERCENTAGE OF TOTAL REVENUES      INCREASE(DECREASE)
                                                      ----------------------------      ------------------
                                                                                         1998         1997
                                                          YEAR ENDED MARCH 31,         COMPARED     COMPARED
                                                     1998         1997       1996      TO 1997      TO 1996
                                                     ----         ----       ----      -------      -------

Product revenues, net                                83.5%       84.0%       85.9%        (.6)%      (6.3)%
Customer service revenues, net                       16.5        16.0        14.1         2.9         8.5
                                                    -----       ------      -----
         Total net revenues                         100.0       100.0       100.0        N.M.        (4.2)
Cost of product revenues                             49.0        57.2        51.2       (14.4)        7.0
Cost of customer service revenues                    10.5        10.1         8.0         3.4        21.1
Selling expenses                                     16.7        19.0        17.0       (11.8)        7.4
Product development and engineering expenses          8.0         9.5         9.3       (15.6)       (2.1)
General and administrative expenses                   8.4        11.5         8.1       (26.7)       35.1
                                                    -----       ------      -----
                                                     92.6       107.3        93.6       (13.7)        9.8
                                                    -----       ------      -----
         Income (loss) from operations                7.4        (7.3)        6.4       201.4      (208.1)
Interest income                                        .3          .3          .2         5.6        95.9
Interest expense                                     (1.5)       (1.7)       (1.4)      (10.9)       19.0
Gain on sale of subsidiary stock                       .3          --          .2        N.M.        N.M.
Other non-operating (expense) income                  (.3)        7.5          .1        N.M.        N.M.
                                                    -----       ------      -----
         Income (loss) before income taxes
         and cumulative effect of an
         accounting change                            6.2        (1.2)        5.5       607.0      (121.2)
Provision for income taxes                            2.7          .3         2.1       807.0       (86.7)
                                                    -----       ------      -----
         Net income (loss) before cumulative
         effect of an accounting change               3.5        (1.5)        3.4       333.0      (142.7)
                                                    -----       ------      -----
Cumulative effect of an accounting change,
  net of taxes                                         .2          --          --        N.M.          --
                                                    -----       ------      -----
         Net income (loss)                            3.3%       (1.5)%       3.4%        4.8%     (142.7)
                                                    =====       ======      =====

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

OVERVIEW

For fiscal 1998, the Company recorded income before the cumulative effect of an accounting change of $16.4 million or $1.01 per share. This compares to a net loss of $7.1 million or $.44 per share for fiscal 1997. Inflation has not had a significant impact on the Company's consolidated results of operations.

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

The Company's sales efforts have increasingly been focused on sales, both by the Company directly and though OEMs, VARs, ISVs and other indirect sales channels, of complete data transaction systems rather than on sales of handheld computer products alone. System sales tend to be more costly and, therefore, require a longer selling cycle, longer payment terms and more complex integration and installation services.

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

The Company's future success depends on its ability to develop and rapidly bring to market technologically advanced products. From time to time the Company invests in development stage and other entities who possess or who could potentially possess strategically important technologies. Due to the nature of these entities and their operations, there can be no assurance that these investments will be realizable or will result in marketable and/or successful products. There can be no assurance that the Company's research and development activities will lead to the commercially successful introduction of new or improved products or that the Company will not encounter delays or problems in connection with those products. The cost of perfecting new and improved technologies to satisfy customer quality and delivery expectations as they are brought to market cannot always be fully anticipated and may adversely affect Company operating profits during such introductions. In addition, the average selling prices for computer products generally decrease over the products' lives. To mitigate such decreases, the Company seeks to reduce manufacturing costs of existing products and to introduce new products, functions and other price/performance-enhancing features. To the extent that these product enhancements do not occur on a timely basis or do not result in a sufficient increase in sales prices to end users, the Company's operating results could be materially adversely affected.

To date, the Company's revenues have been concentrated in the retail industry, historically representing over 50% of its total revenues. Among other factors, the economic condition and prospects of current and prospective customers in the markets which the Company serves may affect the Company's own financial results. The Company's future growth depends, in part, on its ability to successfully penetrate and expand its revenues in new markets as well as increased penetration in the retail market. There can be no assurance that penetration and expansion into new and existing markets can be profitably achieved.

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

Certain of the Company's products, sub-assemblies and components are procured from single source suppliers, and others are procured from only a limited number of suppliers. The Company has in the past encountered, and may in the future encounter, shortages of supplies and delays in deliveries of products, sub-assemblies and components from its third party suppliers. Such shortages and delays, or should any third party supplier become unable or unwilling to supply such items to the Company consistent with the Company's volume and quality requirements, on the Company's ability to ship products, and, in turn, its business and results of operations could be materially adversely affected.

As a substantial portion of the Company's total revenues, ranging from approximately 25%-30% in recent years, is from customers located outside of the United States, the Company's results could be negatively affected by global and regional economic conditions, changes in foreign currency exchange rates, trade protection measures, regulatory acceptance of the Company's products in foreign countries, longer accounts receivable collection patterns and other considerations peculiar to the conduct of international business. Additionally, the Company is subject to similar risks in its procurement of certain of its products, components and sub-assemblies outside the United States. As a particular instance, the financial press has widely reported the significant economic difficulties being experienced by a number of Asian economies. While the Company's cost of doing business in the affected countries has declined as a result of those difficulties, the revenues derived from such countries are likely to be adversely affected by those difficulties. Since sales to Asia have historically not been material in amount, the Company does not believe that the economic difficulties in Asia of the nature, scope and extent recently experienced will have a material adverse effect of the Company's results of operations. However, in the event of a significant adverse change in Asian business conditions due to government economic regulation, civil unrest or otherwise, or should the economic difficulties in such countries spread or have an adverse impact of business activities in North America, Europe and/or elsewhere in the world, the Company's results of operations could be materially adversely affected.

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

READINESS FOR THE YEAR 2000

Customary computer programming practices, developed prior to the upcoming change in the century becoming a concern, have used two digits rather than four to identify the year in date fields. If not corrected, many computer applications may fail to treat year dates intended to represent years in the twenty-first century as such but instead treat them as still in the twentieth century, potentially resulting in system failure or miscalculations disruptive of business operations, including, among other things, an inability to initiate, receive, process, invoice or otherwise complete normal business activities. These Year 2000 issues affect virtually all companies and organizations.

The Year 2000 issues affect both the Company's own internal operations and the computer products and related services it provides. As further discussed under "FINANCIAL CONDITION - Cash Flows from Investing Activities" below, the Company is working with outside contractors to develop and install a new corporate-wide information system. The new system was identified as a strategic business initiative independent of Year 2000 considerations. While the new information system will be a dynamic one permitting ongoing improvements as business needs are identified, the basic operational systems are expected to be substantially completed during early 1999 at a total estimated capital expenditure of approximately $23.0 million. Those time and cost targets are management's current best estimates based on presently available information and numerous assumptions. Given the uncertainties and complexities inherent in any new system installation, there can be no assurance that the project will be completed within the expected time and cost parameters. The portions of the Company's existing information system which would require correction for Year 2000 issues will be superseded as part of this larger, new system installation, which is being designed to be Year 2000 ready.

With respect to its own products, the Company has identified those of its existing products (released prior to December 31, 1997) that are or will be made Year 2000 ready. Those already- or to-be-made-Year 2000 ready products represent the existing products which management believes will continue to be a significant part of the Company's ongoing product line. Customers may continue to order the Company's other existing products, but with no assurance from the Company as to their Year 2000 readiness or the feasibility or availability of an upgrade path to readiness. All new products released after December 31, 1997, will be Year 2000 ready when released.

The Company has substantially completed the initial writing of the software/firmware upgrades for the existing products which are not presently, but are to be made Year 2000 ready, and has completed a majority of the testing of those upgrades. Subject to negotiated contractual commitments, the Company will make the upgrades available free of charge for products purchased after December 31, 1997, but customers will be responsible for installing the upgrades (or they may retain the Company to do so for a fee). Given the technical nature of the task of isolating and correcting non-compliant programming and the limited internal resources available, and the increasing demand for available external resources, to perform the work, there can be no assurance as to if, when and at what cost the upgrades can be completed.

The Company could be adversely affected by the Year 2000 readiness of its customers as well as of its suppliers of raw materials, components, peripherals, finished products and software and its providers of facilities, equipment and services and any failure on their part to achieve readiness in their own operations or with respect to the items they supply or otherwise provide to the Company. While the Company is in the process of determining what inquiries might be appropriate to make of such other parties (principally of its suppliers and other providers) in these regards, there can be no assurance that the Year 2000 issues confronting such other parties and any failure on their part to timely address them will not have a material adverse effect on the Company. Disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company.

RESULTS OF OPERATIONS

REVENUES

1998 VS. 1997

The table below sets forth the consolidated net revenues of the Company for fiscal 1998 and 1997, without adjustments for the sale of its former Itronix Corporation ("Itronix") subsidiary, which was effective December 31, 1996. As further explained below, after adjusting fiscal 1997 revenues to exclude the Itronix operations, consolidated revenues from the Company's continuing operations increased $63.7 million or 15.8%, as compared to fiscal 1997.

                                      YEAR ENDED MARCH 31,                    INCREASE (DECREASE)
                                      --------------------                    -------------------
                                     1998              1997               DOLLAR          PERCENTAGE
                                     ----              ----               ------          ----------
                                                  (IN THOUSANDS)

Product, net                       $ 389,124         $ 391,406           $ (2,282)          (0.6)%
Customer service, net                 76,746            74,606              2,140            2.9 %
                                   ---------         ---------           --------
         Total net revenues        $ 465,870         $ 466,012           $   (142)           N.M.
                                   =========         =========           ========

Product revenues include the sale of portable tele-transaction computers ("PTCs"), including rugged, wireless mobile computers and pen-based and touch-screen workslates; hardware accessories; wireless data communication products; custom application software and software licenses; and a variety of professional services, including system integration and project management.

Consolidated product revenues from continuing operations increased $60.4 million or 18.5% during fiscal 1998 as compared to fiscal 1997. The reported results of fiscal 1997 included $62.6 million of product revenues recorded by Itronix. The increase in consolidated product revenues was due to a 19.9% increase in consolidated volume with a 2.1% reduction in the average selling price per PTC unit. The increase in consolidated volume was comprised of a 10.0% increase in non pen-based units, reflecting continued growth in customers' demand for the Company's newer, more sophisticated units, and a 53.4% increase in pen-based unit volume, the result of the Company's development and increased market penetration of its more powerful workslate models. The Company expects increased consolidated product revenues in fiscal 1999.

The $3.3 million or 4.5% increase in consolidated customer service revenue from continuing operations during fiscal 1998 as compared to fiscal 1997 was due primarily to the continued increase in the installed base of the Company's products, in turn generating increased maintenance and "time & material" billings. Consolidated customer service revenue, as a percentage of consolidated product revenue, has remained relatively constant, 21.1% in fiscal 1998 vs. 23.7% in fiscal 1997, illustrating the correlative relationship between consolidated customer service revenue and consolidated product revenue. The Company anticipates increased consolidated customer service revenues in fiscal 1999.

The Company's international operations (including Canada) provided revenues of $133.7 million and $134.2 million in fiscal 1998 and 1997, respectively. This slight decrease was the result of the $6.5 million decline in Canadian sales caused by the relocation of the Aironet Canadian operations to Akron, Ohio during the second and third quarters of fiscal 1998 partially offset by the $6.0 million of increased revenue reported by the Company's other foreign subsidiaries, primarily the Company's subsidiaries in the United Kingdom and Germany, as well as increased sales to foreign distributors. The strength of the United States dollar against the local, functional currencies of certain of the Company's foreign subsidiaries negatively impacted international revenues by $6.2 million or 6.3% during fiscal 1998 as compared to the $3.3 million or 3.4% foreign currency effect of fiscal 1997.

1997 VS. 1996

                                 YEAR ENDED MARCH 31,                  INCREASE (DECREASE)
                                 --------------------                  -------------------
                               1997              1996              DOLLAR           PERCENTAGE
                               ----              ----              ------           ----------
                                          (IN THOUSANDS)

Product, net                 $ 391,406         $ 417,725          $ (26,319)          (6.3)%
Customer service, net           74,606            68,744              5,862            8.5%
                             ---------         ---------          ---------
Total net revenues           $ 466,012         $ 486,469          $ (20,457)          (4.2)%
                             =========         =========          =========

The decrease in consolidated product revenues in fiscal 1997 from fiscal 1996 levels was due primarily to the absence in fourth quarter of product revenues from Itronix as the result of the sale of that subsidiary's business at December 31, 1996. During the fourth quarter of fiscal 1996, Itronix recorded total product revenues of $30.8 million. The Company's fiscal 1997 and 1996 consolidated product revenues, adjusted for the sale of Itronix by excluding Itronix total product revenues of $62.6 million for the first nine months of fiscal 1997 and $61.5 million for the twelve months of fiscal 1996, amounted to $328.8 million and $356.2 million, respectively. In addition to the impact of the sale of Itronix, the Company's fiscal 1997 product revenues were negatively impacted by a decrease in PTC unit volume that was partially offset by an increase in the average selling price per PTC unit. The increased average selling price per PTC unit was primarily due to the increase in the Company's sales volume of comprehensive wireless systems and other more complex and costly products (such as pen-based and touch-screen workslates) as a percentage of total product revenues.

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

COST OF REVENUES

1998 VS. 1997

                                            YEAR ENDED MARCH 31,                 INCREASE (DECREASE)
                                            --------------------                 -------------------
                                           1998             1997              DOLLAR          PERCENTAGE
                                           ----             ----              ------          ----------
                                                       (IN THOUSANDS)

Product                                  $ 228,318         $ 266,624          $ (38,306)        (14.4)%
Customer service                            48,836            47,248              1,588           3.4 %
                                         ---------         ---------          ---------
Total cost of revenues                   $ 277,154         $ 313,872          $ (36,718)        (11.7)%
                                         =========         =========          =========

Cost of product revenues as a
  percentage of product revenues,
  net                                        58.7%             68.1%
Cost of customer service revenues
  as a percentage of customer
  service revenues, net                      63.6%             63.3%

The consolidated cost of product revenues from continuing operations increased $5.4 million or 2.4% during fiscal 1998 as compared to fiscal 1997. The reported consolidated results of fiscal 1997 included $43.7 million of cost of product revenue recorded by Itronix. The increase in cost of product revenue from continuing operations is directly related to the increase in consolidated product revenue. Consolidated product gross margins from continuing operations increased to 41.3% in fiscal 1998 from 35.4% in fiscal 1997, due primarily to the absence of non-recurring charges recorded in fiscal 1997 for the decreased carrying value of the inventory affected by the streamlining of the Company's product lines ($7.2 million) and the Company's workforce reduction and early retirement initiatives ($1.8 million). Fiscal 1998's consolidated product gross margin was also positively impacted by the reduced provisions for inventory obsolescence due to improved inventory management and the streamlining of the Company's product offerings. The Company expects fiscal 1999 product gross margins to remain consistent with the levels recorded during fiscal 1998.

Consolidated inventory allowance accounts decreased to $11.5 million at March 31, 1998, from $16.0 million at March 31, 1997. This decrease was primarily the result of the physical disposition of $9.1 million of fully reserved obsolete material during the third quarter of fiscal 1998 that had previously been identified during the streamlining of the Company's product lines in fiscal 1997, partially offset by the continued provision for inventory obsolescence. As a percentage of consolidated gross inventories, the Company's consolidated inventory allowances decreased to 9.6% at March 31, 1998, from 15.9% at March 31, 1997.


1997 VS. 1996

                                           YEAR ENDED MARCH 31,                       INCREASE
                                           --------------------                       --------
                                         1997              1996              DOLLAR           PERCENTAGE
                                         ----              ----              ------           ----------
                                                    (IN THOUSANDS)

Product                                $ 266,624         $ 249,120           $ 17,504           7.0%
Customer service                          47,248            39,016              8,232          21.1%
                                       ---------         ---------           --------
Total cost of revenues                 $ 313,872         $ 288,136           $ 25,736           8.9%
                                       =========         =========           ========

Cost of product revenues as a
  percentage of product revenues,
  net                                      68.1%             59.6%
Cost of customer service revenues
  as a percentage of customer
  service revenues, net                    63.3%             56.8%

The increase in the fiscal 1997 consolidated product revenues cost percentage from fiscal 1996 levels was primarily due to non-recurring charges recorded during the third quarter of fiscal 1997. These non-recurring items included provisions for the decreased carrying value of the Company's inventories affected by the streamlining of its product lines and charges related to the Company's workforce reduction and early retirement initiatives, which accounted for approximately $7.2 million and $1.8 million or 2.7% and .7%, respectively, of the fiscal 1997 consolidated cost of product revenues. In addition to the impact of these non-recurring charges, product gross margins declined from fiscal 1996 levels due to an increase in the amount of large-volume/low margin business and early stage rollouts of new products during fiscal 1997. Included in the fiscal 1996 results were revenues related to the sale of non-exclusive software licenses and manufacturing rights to a third-party business partner which reduced the fiscal 1996 consolidated product revenues cost percentage by approximately 1%.

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

For the year ended March 31, 1997, inventory allowance accounts increased to $16.0 million from $10.1 million at March 31, 1996. As a percentage of gross inventories, inventory allowances increased to 15.9% at March 31, 1997, from 8.3% at March 31, 1996. The increase in the inventory allowance accounts as well as the increase in the allowance as a percentage of gross inventories reflects the additional provisions recorded primarily during the third quarter of fiscal 1997 in conjunction with the Company's streamlining of its product lines.

OPERATING EXPENSES

1998 VS. 1997

                                       YEAR ENDED MARCH 31,                      (DECREASE)
                                       --------------------                      ----------
                                     1998              1997              DOLLAR           PERCENTAGE
                                     ----              ----              ------           ----------
                                                  (IN THOUSANDS)

Selling expenses                   $  77,858         $  88,321          $ (10,463)        (11.8)%
Product development and
  engineering expenses                37,500            44,439             (6,939)        (15.6)%
General and administrative
  expenses                            39,028            53,230            (14,202)        (26.7)%
                                   ---------         ---------          ---------
Total operating expenses           $ 154,386         $ 185,990          $ (31,604)        (17.0)%
                                   =========         =========          =========


Consolidated selling expenses as a percentage of total revenues were 17% and 19% in fiscal 1998 and 1997, respectively. The selling expenses reported in fiscal 1997 included $6.2 million of selling expenses recorded by Itronix. Consolidated selling expenses from continuing operations decreased $4.3 million or 6% in fiscal 1998 from fiscal 1997. The decrease in consolidated selling expenses from continuing operations was due primarily to the absence of the $6.0 million of non-recurring charges recorded during fiscal 1997 related to the Company's workforce reduction and early retirement initiatives and the redesign of the Company's worldwide distribution and logistics operations. This reduction was partially offset by increased marketing expenses during fiscal 1998 related to the creation of a new product marketing group as well as Aironet's increased emphasis on the development of its external sales and the building of greater customer awareness and name recognition. The Company expects fiscal 1999 selling expenses as a percentage of total revenues to remain generally consistent with the fiscal 1998 percentage.

Product development and engineering expenses as a percentage of total revenues were 8% in fiscal 1998 as compared to 10% in fiscal 1997. The Company's fiscal 1997 consolidated results included $5.2 million of product development and engineering expenses incurred by Itronix. Product development and engineering expenses from continuing operations decreased $1.7 million or 4% in fiscal 1998 from fiscal 1997. This decrease was the result of the absence of $2.2 million of non-recurring charges related to the Company's workforce reduction and early retirement initiatives recorded during fiscal 1997, offset by the expenses incurred in fiscal 1998 to relocate certain of the Company's engineering and product development operations from Akron, Ohio to Houston, Texas. The Company expects its fiscal 1999 product development and engineering expenses to decrease from fiscal 1998 due to the absence of relocation expenses as well as the benefit derived from the consolidation of its engineering and product development operations.

During fiscal 1998, the Company capitalized internal software development costs in accordance with the requirements of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS No. 86") aggregating $.5 million, net of amortization of $6.4 million. The Company expects the capitalization of internal software development costs in fiscal 1999 to continue at fiscal 1998 levels.

General and administrative expenses as a percentage of total revenues were 8% in fiscal 1998 as compared to 11% in fiscal 1997. The decrease in consolidated general and administrative expenses during fiscal 1998 was due primarily to the absence of the $5.9 million of non-recurring charges related to the Company's workforce reduction and early retirement initiatives, corporate information systems and certain consulting agreements as well as the $5.5 million charge related to the retirement of Robert F. Meyerson, the Company's former Chairman and CEO, all of which were recorded during fiscal 1997. The Company expects fiscal 1999 general and administrative expenses as a percentage of total revenues to remain generally consistent with the percentage recorded during fiscal 1998.

1997 VS. 1996

                                       YEAR ENDED MARCH 31,                  INCREASE (DECREASE)
                                       --------------------                  -------------------
                                      1997             1996              DOLLAR           PERCENTAGE
                                      ----             ----              ------           ----------
                                                (IN THOUSANDS)

Selling expenses                   $  88,321         $  82,207            $ 6,114           7.4%
Product development and
  engineering expenses                44,439            45,383               (944)         (2.1)%
General and administrative
  expenses                            53,230            39,415             13,815          35.1%
                                   ---------         ---------           --------
Total operating expenses           $ 185,990         $ 167,005           $ 18,985          11.4%
                                   =========         =========           ========

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

Product development and engineering expenses as a percentage of total revenues were 10% in fiscal 1997 as compared to 9% in fiscal 1996. Included in the Company's fiscal 1997 consolidated product development and engineering expenses were non-recurring charges related to the Company's workforce reduction and early retirement initiatives and the consolidation of certain product development and engineering functions. These non-recurring charges, which were recorded during the third quarter of fiscal 1997 and accounted for approximately $2.2 million or 5% of the fiscal 1997 consolidated product development and engineering expenses, were substantially offset by the absence of fourth quarter product development and engineering expenses of Itronix. During the fourth quarter of fiscal 1996, Itronix recorded product development and engineering expenses of approximately $1.6 million. Included in the Company's consolidated fiscal 1997 results were approximately $5.2 million of product development and engineering expenses incurred by Itronix during the first nine months of fiscal 1997. The Company's fiscal 1996 consolidated results included approximately $4.4 million of product development and engineering expenses incurred by Itronix. Additionally, Itronix's fiscal 1996 product development and engineering expenses included a $1.0 million reimbursement from a customer for certain development expenses incurred by Itronix during fiscal 1996 specific to that customer.

During fiscal 1997, the Company capitalized internal software development costs in accordance with the requirements of SFAS No. 86 aggregating $3.9 million, net of amortization of $3.8 million.

General and administrative expenses as a percentage of total revenues were 11% in fiscal 1997 and 8% in fiscal 1996. The increase in the Company's fiscal 1997 consolidated general and administrative expenses from fiscal 1996 levels was primarily due to non-recurring charges recorded during the third and fourth quarters of fiscal 1997. The non-recurring third quarter items, which included charges related to the Company's workforce reduction and early retirement initiatives, corporate information systems, and certain consulting agreements, accounted for approximately $5.9 million or 11% of the fiscal 1997 consolidated general and administrative expenses. During the fourth quarter of fiscal 1997, the Company recorded a non-recurring charge of $5.5 million or 10% of the fiscal 1997 consolidated general and administrative expenses related to the retirement of Robert F. Meyerson. The $5.5 million was comprised of $2.5 million cash payment for the non-renewal of the Company's consulting agreement with a company affiliated with Mr. Meyerson and a $3.0 million cash retirement package. Included in the Company's fiscal 1997 consolidated results were approximately $1.8 million of general and administrative expenses incurred by Itronix for the first nine months of fiscal 1997. The Company's fiscal

1996 consolidated results included approximately $1.8 million of general and administrative expenses incurred by Itronix.


INTEREST EXPENSE

1998 VS. 1997

                                   YEAR ENDED MARCH 31,                   INCREASE (DECREASE)
                                   --------------------                   -------------------
                                  1998              1997               DOLLAR         PERCENTAGE
                                  ----              ----               ------         ----------
                                            (IN THOUSANDS)

Interest income                 $  1,573          $  1,489             $   84            5.6 %
Interest expense                  (7,181)           (8,056)              (875)         (10.9)%
                                ---------         --------              ------
Net interest expense            $ (5,608)         $ (6,567)            $ (959)         (14.6)%
                                ========          ========             ======

Net interest expense as a percentage of revenues was approximately 1% in both fiscal 1998 and fiscal 1997. The decrease in the Company's consolidated net interest expense between fiscal 1998 and fiscal 1997 was the result of the decrease in the Company's use of its credit agreements. The Company had a weighted average of $3.5 million outstanding under its credit agreements during fiscal 1998 as compared to a weighted average of $7.8 million outstanding during fiscal 1997. This was partially offset by an increase in the weighted average interest rate (8.9% per annum in fiscal 1998 as compared to 7.0% per anum in fiscal 1997).


1997 VS. 1996

                                   YEAR ENDED MARCH 31,                       INCREASE
                                   --------------------                       --------
                                  1997              1996              DOLLAR           PERCENTAGE
                                  ----              ----              ------           ----------
                                            (IN THOUSANDS)

Interest income                 $  1,489          $    760             $  729           95.9%
Interest expense                  (8,056)           (6,770)             1,286           19.0%
                                --------          --------             ------
Net interest expense            $ (6,567)         $ (6,010)            $  557            9.3%
                                ========          ========             ======

Net interest expense as a percentage of revenues was approximately 1% in both fiscal 1997 and 1996. The increase in the Company's fiscal 1997 consolidated net interest expense from fiscal 1996 was primarily due to the fact that the Company's 5-3/4% convertible subordinated notes, which were issued during the third quarter of fiscal 1996, were outstanding for the entire 1997 fiscal year.

INCOME TAXES

1998 VS. 1997

                                        YEAR ENDED MARCH 31,                       INCREASE
                                        --------------------                       --------
                                       1998              1997              DOLLAR       PERCENTAGE
                                       ----              ----              ------       ----------
                                                   (IN THOUSANDS)


Provision for income taxes           $ 12,408           $ 1,368           $ 11,040        N.M.

The Company's consolidated effective tax rate was 43% in fiscal 1998 as compared to 24% in fiscal 1997. The consolidated effective tax rate for fiscal 1998 reflects income before taxes multiplied by the United States federal statutory tax rate. This was increased by nondeductible goodwill amortization, other miscellaneous items such as state income tax expense and tax reserve and international rate differentials. The effective tax rate was decreased by research and development credits and the favorable tax treatment of the foreign sales corporation.


1997 VS. 1996

                                            YEAR ENDED MARCH 31,                   (DECREASE)
                                            --------------------                   ----------
                                          1997             1996              DOLLAR         PERCENTAGE
                                          ----             ----              ------         ----------
                                                      (IN THOUSANDS)

Provision for income taxes              $ 1,368          $ 10,314           $ (8,946)        (86.7)%

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


NON-OPERATING INCOME

1998 VS. 1997

                                             YEAR ENDED MARCH 31,                INCREASE (DECREASE)
                                             --------------------                -------------------
                                            1998             1997               DOLLAR      PERCENTAGE
                                            ----             ----               ------      ----------
                                                      (IN THOUSANDS)

Gain on sale of subsidiary
  stock                                   $  1,637          $     --           $  1,637        N.M.
Other non-operating (expense)
  income                                    (1,504)           34,726            (36,230)       N.M.
                                          --------          --------           --------
Total non-operating income                $    133          $ 34,726           $(34,593)
                                          ========          ========           ========


During fiscal 1998, the Company sold 984,126 shares of voting common stock of its Aironet subsidiary to third-party investors at a price of $3.50 per share. Proceeds from this sale of stock totaled $3.4 million. The resulting pre-tax gain of

$.4 million, net of related transaction costs, was recorded as non-operating income in the accompanying consolidated statement of operations. The Company's remaining interest in the voting common stock of Aironet at March 31, 1998, was 78%, as compared to 90% at March 31, 1997.

During fiscal 1998, certain employees of the Company's Aironet subsidiary exercised 270,000 options to purchase Aironet voting common stock at $1.86 per share. The pre-tax gain of $.2 million was recorded as non-operating income in the accompanying consolidated statement of operations.

Effective March 31, 1998, the Company sold the stock of its Virtual Vision subsidiary to a third party in exchange for $.5 million in cash and $4.5 million in Series F Preferred Shares of FED Corporation at a value of $6.50 per share or 692,307 shares. The Company recorded a pre-tax gain of $.7 million, net of transaction costs, as non-operating income in the accompanying consolidated statement of operations.

During fiscal 1997, the Company also engaged in a certain transaction involving the stock of its Aironet subsidiary, which, as further discussed in Note 16 of the accompanying consolidated financial statements, resulted in a deferred gain at March 31, 1997, as the criteria for the recognition of gain on the sale of subsidiary stock had not been met. During fiscal 1998, the criteria for the recognition of gain on the sale of subsidiary stock were fulfilled and accordingly, the $1.0 million of deferred gain was recorded as non-operating income in the accompanying consolidated statement of operations.

During the fourth quarter of fiscal 1998, the Company recorded $1.4 million of non-operating expense related to the revaluation of certain non-marketable investments.

1997 VS. 1996

                                          YEAR ENDED MARCH 31,                  INCREASE (DECREASE)
                                          --------------------                  -------------------
                                         1997              1996              DOLLAR           PERCENTAGE
                                         ----              ----              ------           ----------
                                                     (IN THOUSANDS)

Gain on sale of subsidiary
  stock                                $     --           $ 1,116           $ (1,116)            N.M.
Other non-operating income               34,726               401             34,325             N.M.
                                       --------           -------           --------
Total non-operating income             $ 34,726           $ 1,517           $ 33,209             N.M.
                                       ========           =======           ========

Effective December 31, 1996, the Company sold substantially all of the assets of Itronix, with a net book value of $30.8 million, as well as all of the subsidiary's associated business, for $65.5 million in cash, plus the assumption by the buyer of certain specified liabilities of the transferred business totaling $8.2 million. The transaction resulted in a $32.7 million gain, net of transaction costs of $10.3 million, which was recorded as other non-operating income in the accompanying consolidated statement of operations. The buyer is entitled to customary indemnification from the Company with respect to retained liabilities and taxes. Under the terms of the sale, the Company is precluded from competing with the buyer in the manufacture and sale of ruggedized notebook computers for a period of five years after the date of sale, other than the Company's resale of products obtained from the buyer under a mutual reseller agreement.

During fiscal 1997, the Company also engaged in certain transactions involving the stock of its Aironet and Metanetics Subsidiaries, which transactions, as further discussed in Note 16 of the accompanying consolidated financial statements, had no net effect on the Company's consolidated non-operating income.

FINANCIAL CONDITION

LIQUIDITY

1998 VS. 1997

                                                           MARCH 31,                       DOLLAR
                                                           ---------                      INCREASE
                                                   1998                1997              (DECREASE)
                                                   ----                ----              ----------
                                                           (IN THOUSANDS EXCEPT RATIOS)

Cash and cash equivalents                         $  27,500           $  45,386           $ (17,886)
Accounts and notes receivable                       148,688             128,271              20,417
Inventories                                         108,178              84,499              23,679
Other                                                11,307              11,956                (649)
                                                  ---------           ---------           ---------
Total current assets                              $ 295,673           $ 270,112           $  25,561
                                                  =========           =========           =========

Notes payable                                     $   3,000           $      50           $   2,950
Accounts payable                                     58,634              47,917              10,717
Income taxes payable                                  3,390               3,077                 313
Accrued liabilities                                  41,034              49,000              (7,966)
Other                                                   968               1,010                 (42)
                                                  ---------           ---------           ---------
Total current liabilities                         $ 107,026           $ 101,054           $   5,972
                                                  =========           =========           =========

Working capital (current assets
  less current liabilities)                       $ 188,647           $ 169,058           $  19,589
                                                  =========           =========           =========

Current ratio (current assets divided
  by current liabilities)                          2.8 to 1            2.7 to 1


As illustrated in the preceding table, the increase in the Company's working capital at March 31, 1998, from March 31, 1997, was primarily attributable to the increases in accounts and notes receivable and inventories and the decrease in accrued liabilities. The increase in accounts receivable was primarily the result of the increase in domestic sales in the fourth quarter of fiscal 1998 versus the fourth quarter of fiscal 1997. Additionally, domestic days sales outstanding increased to 85 days at March 31, 1998, from 83 days at March 31, 1997. The increase in inventories at March 31, 1998, was due to increased purchases of raw materials to take advantage of volume discounts and inventory required for the initial production of the Company's two new pen-based product models. Consolidated inventory turns decreased to 2.4 at March 31, 1998, from
2.8 at March 31, 1997. The increases in the components of the Company's working capital were partially reduced by a decrease in cash and cash equivalents and an increase in accounts payable. The decrease in cash, as illustrated in the "Consolidated Statement of Cash Flows" included in Item 8 of this Form 10-K was due primarily to the increase in accounts receivable. The increase in accounts payable was the result of increased liabilities for inventory purchases offset by increased payments to vendors.

The Company believes its existing resources, including cash and cash equivalents, internally generated funds and bank credit facilities ($100 million credit agreement and $20 million promissory note) will be sufficient to meet working capital requirements for the next twelve months.

1997 VS. 1996

                                                          MARCH 31,                       DOLLAR
                                                          ---------                      INCREASE
                                                  1997                1996              (DECREASE)
                                                  ----                ----              ----------
                                                            (IN THOUSANDS EXCEPT RATIOS)

Cash and cash equivalents                        $  45,386           $  34,828           $  10,558
Accounts and notes receivable                      128,271             143,114             (14,843)
Inventories                                         84,499             111,132             (26,633)
Other                                               11,956              10,841               1,115
                                                 ---------           ---------           ---------
Total current assets                             $ 270,112           $ 299,915           $ (29,803)
                                                 =========           =========           =========

Notes payable                                    $      50           $      66           $     (16)
Accounts payable                                    47,917              59,620             (11,703)
Income taxes payable                                 3,077               7,029              (3,952)
Accrued liabilities                                 49,000              45,152               3,848
Other                                                1,010               2,053              (1,043)
                                                 ---------           ---------           ---------
Total current liabilities                        $ 101,054           $ 113,920           $ (12,866)
                                                 =========           =========           =========

Working capital (current assets
  less current liabilities)                      $ 169,058           $ 185,995           $ (16,937)
                                                 =========           =========           =========

Current ratio (current assets divided
  by current liabilities)                         2.7 to 1            2.6 to 1

The decrease in the Company's working capital at March 31, 1997, from March 31, 1996, was primarily comprised of the decrease in accounts and notes receivable and inventories and the increase in accrued liabilities, as detailed in the preceding table. The decrease in accounts and notes receivable at March 31, 1997, from amounts recorded at March 31, 1996, was primarily due to the sale of the trade receivables of Itronix. Included in the Company's consolidated balance sheet at March 31, 1996, were accounts and notes receivable totaling $8.8 million recorded by Itronix. Consolidated days sales outstanding, adjusted for the sale of Itronix by excluding Itronix's results from both periods, decreased to 88 days at March 31, 1997, from 95 days at March 31, 1996. The decrease in inventories at March 31, 1997, from March 31, 1996, was primarily due to the sale of the inventory of Itronix as well as the increase in the Company's inventory allowance accounts. Included in the Company's consolidated balance sheet at March 31, 1996, were inventories of $12.8 million recorded by Itronix. These decreases in the Company's working capital were partially offset by the increase in cash and cash equivalents and the decrease in accounts payable and income taxes payable, as detailed in the preceding table. The increase in cash and cash equivalents at March 31, 1997, from March 31, 1996, was primarily due to the receipt of cash proceeds from the sale of Itronix. Similarly, the decrease in accounts payable at March 31, 1997, from March 31, 1996, was primarily the result of the buyer's assumption of the accounts payable of Itronix. Included in the Company's consolidated balance sheet at March 31, 1996, were accounts payable of $14.1 million recorded by Itronix.

CASH FLOWS FROM OPERATING ACTIVITIES

1998 VS. 1997

                                                                                            DOLLAR
                                                                                           INCREASE
                                                                                          (DECREASE)
                                                       YEAR ENDED MARCH 31,                   IN
                                                       --------------------                CASH FLOW
                                                    1998                1997                IMPACT
                                                    ----                ----                ------
                                                                   (IN THOUSANDS)

Net income (loss)                                   $ 15,207           $  (7,059)            $22,266
Cumulative effect of an accounting change              2,176                  --               2,176
Depreciation and amortization                         25,373              28,689              (3,316)
Provision for inventory obsolescence                   4,135              11,521              (7,386)
Deferred income taxes                                   (419)               (947)                528
Gain on sale of assets                                  (669)            (32,653)             31,984
Minority interest                                      2,122                 669               1,453
Accounts and notes receivable                        (17,936)                171             (18,107)
Inventories                                          (28,934)               (131)            (28,803)
Intangibles and other assets                           2,082              (2,783)              4,865
Accounts payable and accrued liabilities               1,654              (7,472)              9,126
Income taxes payable                                     732              (3,005)              3,737
Other                                                  3,816                 248               3,568
                                                    --------           ---------             -------
Net cash provided by (used in)
   operating activities                             $  9,339           $ (12,752)           $ 22,091
                                                    ========           =========            ========


As detailed in the preceding table, the increase in the Company's cash flows from operations for fiscal 1998 was primarily the result of the cash flow impact of the increase in net income, the absence of the cash flow impact from the gain on the sale of Itronix, the change in the cash flow impact of intangibles and other assets and the change in the cash flow impact of accounts payable and accrued liabilities. The effect of these positive cash flow items was partially offset by the negative cash flow impact of the change in accounts and notes receivable and the change in the cash flow impact of inventories.


1997 VS. 1996

                                                                                                                DOLLAR
                                                                                                               INCREASE
                                                                                                              (DECREASE)
                                                                           YEAR ENDED MARCH 31,                   IN
                                                                           --------------------               CASH FLOW
                                                                        1997                1996                IMPACT
                                                                        ----                ----                ------
                                                                                       (IN THOUSANDS)

Net (loss) income                                                      $  (7,059)          $  16,521           $ (23,580)
Depreciation and amortization                                             28,689              23,747               4,942
Provision for inventory obsolescence                                      11,521               2,026               9,495
Deferred income taxes                                                       (947)              4,161              (5,108)
Gain on sale of assets                                                   (32,653)                 --             (32,653)
Minority interest                                                            669                  --                 669
Accounts and notes receivable                                                171             (54,103)             54,274
Inventories                                                                 (131)            (41,139)             41,008
Intangibles and other assets                                              (2,783)             (2,416)               (367)
Accounts payable and accrued liabilities                                  (7,472)             38,238             (45,710)
Income taxes payable                                                      (3,005)             (2,302)               (703)
Other                                                                        248               2,019              (1,771)
                                                                       ---------           ---------           ---------
Net cash used in operating activities                                  $ (12,752)          $ (13,248)          $     496
                                                                       =========           =========           =========

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


CASH FLOWS FROM INVESTING ACTIVITIES

1998 VS. 1997

                                                                                                 DOLLAR
                                                                                                INCREASE
                                                                                               (DECREASE)
                                                           YEAR ENDED MARCH 31,                    IN
                                                           --------------------                 CASH FLOW
                                                         1998                1997                IMPACT
                                                         ----                ----                ------
                                                                        (IN THOUSANDS)

Proceeds from sale of assets                            $ 5,444            $ 65,674            $(60,230)
Additions to property and equipment                     (26,124)            (14,576)            (11,548)
Software investments                                     (6,936)             (7,731)                795
Purchase of non-marketable investments                   (5,600)             (6,691)              1,091
Other                                                       453              (2,000)              2,453
                                                       --------           ---------            --------
Net cash (used in) provided by investing
  activities                                           $(32,763)          $  34,676            $(67,439)
                                                       ========           =========            ========


The Company's cash flows from investing activities decreased in fiscal 1998 from fiscal 1997, primarily as the result of the absence of the cash proceeds from the sale of Itronix, the capitalization of $8.6 million of expenditures relating to the installation of a new corporate-wide information system, the increase in the Company's investment in a development and marketing equity partnership and the non-marketable investment in a foreign distributor. As detailed in the preceding table, these negative cash flow items were partially offset by the positive cash flow effect of other investing activities. The Company anticipates the continued capitalization of costs associated with the installation of its new corporate-wide information system during fiscal 1999.


1997 VS. 1996

                                                                                           DOLLAR
                                                                                          INCREASE
                                                                                         (DECREASE)
                                                     YEAR ENDED MARCH 31,                    IN
                                                     --------------------                 CASH FLOW
                                                   1997                1996                IMPACT
                                                   ----                ----                ------
                                                                (IN THOUSANDS)

Proceeds from sale of assets                     $ 65,674           $      --            $ 65,674
Additions to property and equipment               (14,576)            (22,749)              8,173
Software investments                               (7,731)             (9,025)              1,294
Purchase of non-marketable investments             (6,691)             (1,562)             (5,129)
Other                                              (2,000)             (3,053)              1,053
                                                 --------           ---------            --------
Net cash provided by (used in) investing
  activities                                     $ 34,676           $ (36,389)           $ 71,065
                                                 ========           =========            ========

The increase in the Company's cash flows from investing activities in fiscal 1997 from fiscal 1996 was primarily due to the receipt of cash proceeds from the sale of the Company's former Itronix subsidiary and the positive cash flow impact of the decrease in additions to property and equipment, as detailed in the preceding table.

These positive cash flow impacts were partially offset by the negative cash flow impact of other investing activities, as detailed in the preceding table.

Effective April 1, 1996, the Company sold the assets of certain retail application software operations, with net assets of approximately $5.0 million, to a third-party for approximately $.2 million in cash and $7.0 million in secured promissory notes, including interest. In addition to the proceeds from the sale, the Company also entered into a software license agreement with the third-party purchaser. The agreement provides for the Company to receive, over the next five years, license fees amounting to 20% of the revenue generated by the purchased software, with minimum required payments aggregating $6.6 million. The $7.0 million in promissory notes received in connection with the divestiture have been excluded from the accompanying consolidated statement of cash flows as a non-cash transaction.

During fiscal 1997, the Company sold 808,500 shares of voting common stock of its Aironet subsidiary to a corporation owned by Mr. Meyerson at a price of $1.86 per share in exchange for a secured promissory note in the amount of approximately $1.5 million. This transaction resulted in the establishment of a minority interest of approximately $.7 million which has been included in other long-term liabilities in the consolidated balance sheet at March 31, 1997. At March 31, 1997, the Company has deferred a gain related to this transaction as the criteria for the recognition of gain on the sale of subsidiary stock had not been met. This sale of Aironet common stock has been excluded from the accompanying fiscal 1997 consolidated statement of cash flows as a non-cash transaction.


CASH FLOWS FROM FINANCING ACTIVITIES

1998 VS. 1997

                                                                                            DOLLAR
                                                                                           INCREASE
                                                      YEAR ENDED MARCH 31,                    IN
                                                      --------------------                 CASH FLOW
                                                    1998                1997                IMPACT
                                                    ----                ----                ------
                                                                   (IN THOUSANDS)

Notes payable, net                                $  2,567           $     (16)           $  2,583
Purchase of treasury stock                          (5,070)             (9,328)              4,258
Proceeds from exercise of stock options              9,400               1,615               7,785
Other                                               (1,018)             (3,428)              2,410
                                                  --------           ---------            --------
Net cash provided by (used in) financing
  activities                                      $  5,879           $ (11,157)           $ 17,036
                                                  ========           =========            ========


The increase in the Company's cash flows from financing activities was the result of the positive cash flow impact of the increase in the Company's notes payable, the positive cash flow impact of the reduction in the number of shares of common stock repurchased under the Company's open market repurchase programs during fiscal 1998 (294,200 shares during fiscal 1998 at a weighted average price of $17.23 vs. 633,000 shares during fiscal 1997 at a weighted average price of $14.74) as well as the positive cash flow impact of the increase in the proceeds from the exercise of stock options. This activity is detailed in the preceding table.

Effective August 5, 1997, the Company's $20 million business purpose revolving promissory note was extended to August 4, 1998. During fiscal 1998, the Company had a weighted average of $3.5 million outstanding under its $100 million credit agreement and $20 million promissory note with a weighted average interest rate of 8.9% per annum. At March 31, 1998, the Company had $3 million outstanding under the promissory note and was in compliance with all restrictive covenants of the credit agreements.

1997 VS. 1996

                                                                                          DOLLAR
                                                                                         INCREASE
                                                                                        (DECREASE)
                                                    YEAR ENDED MARCH 31,                    IN
                                                    --------------------                 CASH FLOW
                                                  1997                1996                IMPACT
                                                  ----                ----                ------
                                                                 (IN THOUSANDS)

Notes payable, net                               $     (16)          $ (30,084)          $  30,068
Proceeds from convertible debt                          --              82,500             (82,500)
Purchase of treasury stock                          (9,328)                 --              (9,328)
Proceeds from exercise of stock options              1,615               5,977              (4,362)
Other                                               (3,428)             (4,821)              1,393
                                                 ---------           ---------           ---------
Net cash (used in) provided by financing
  activities                                     $ (11,157)          $  53,572           $ (64,729)
                                                 =========           =========           =========

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

Effective August 6, 1996, the Company's $20 million business purpose revolving promissory note was extended to August 5, 1997. Additionally, during August 1996, the Company's $100 million credit agreement and $20 million business purpose revolving promissory note were amended to conditionally grant to the lenders a security interest in certain assets of the Company which will only become effective if the Company were to become in default under the credit agreement and then only if the requisite lenders under that facility were to direct that the security documents be filed. At March 31, 1997, the Company had no amounts outstanding under either agreement and was in compliance with all restrictive covenants.

During fiscal 1997, the Company had a weighted average of $7.8 million outstanding under its bank credit facilities with a weighted average interest cost of 7.0%.


ACCOUNTING CHANGE

On November 20, 1997, the FASB's Emerging Issues Task Force issued a new consensus ruling, "Accounting for Costs Incurred in Connection with a Consulting Contract of an Internal Project That Combines Business Process Reengineering and Information Technology Transformation" ("EITF 97-13"). EITF 97-13 requires business process reengineering costs associated with information system development to be expensed as incurred. The Company has been involved in a corporate-wide information systems implementation project that was affected by this pronouncement. In accordance with this ruling, during the quarter ended December 31, 1997, the Company recorded a one-time, after-tax, non-cash charge of $1.2 million or $.08 per share to expense previously capitalized costs associated with this project. Such costs had primarily been incurred during the second quarter of fiscal 1998.


NEW ACCOUNTING STANDARDS

During fiscal 1998, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting comprehensive income, which has been defined as the change in equity of an entity during a period from transactions and other events and circumstances from nonowner sources, in the basic financial statements. The Company is required to adopt the provisions of SFAS No. 130 for the fiscal year ending March 31, 1999, beginning with the quarter ended June 30, 1998, and to restate any prior period financial statements included for comparative purposes to reflect the application of SFAS No. 130. As the adoption of this pronouncement will only modify disclosures, there will be no effect on the Company's consolidated financial position or results of operations or cash flows.

During fiscal 1998, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 revises the manner in which an entity determines the operating segments it must report as well as requires the disclosures of additional segment information. The Company is required to adopt the provisions of SFAS No. 131 for the fiscal year ending March 31, 1999, and restate any prior period financial statements included for comparative purposes to reflect the application of SFAS No. 131. As the adoption of this pronouncement will only modify disclosures, there will be no effect on the Company's consolidated financial position or results of operations or cash flows.

In fiscal 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2). SOP 97-2 provides guidance on the recognition of revenue for the licensing, selling, leasing and marketing of computer software to customers. The Company is required to adopt the provisions of SOP 97-2 for the fiscal year ending March 31, 1999. Management believes that the adoption of this pronouncement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In fiscal 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires the capitalization of certain costs incurred in the development of software used by a company for its own internal operations. The Company is required to adopt the provisions of SOP 98-1 for the fiscal year ending March 31, 1999. Management believes that the adoption of this pronouncement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Subsequent to fiscal 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging" ["SFAS No. 133"]. SFAS No. 133 provides accounting and reporting standards for derivative instruments. This standard will require the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The Company is required to adopt the provisions of SFAS No. 133 during the first quarter of fiscal 2000. Management believes that the adoption of this pronouncement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                       PAGES
                                                                                       -----
Financial Reports:
  Report of Management                                                                  38
  Report of Independent Accountants                                                     39
Consolidated Financial Statements:
  Consolidated Balance Sheet                                                            40
  Consolidated Statement of Operations                                                  41
  Consolidated Statement of Cash Flows                                                  42
  Consolidated Statement of Changes in Stockholders' Equity                             43
  Notes to Consolidated Financial Statements                                          44 - 64
Financial Statement Schedule:
         II - Valuation and Qualifying Accounts and Reserves                            73

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

/s/ Frank E. Brick
Frank E. Brick
President and Chief Executive Officer

/s/ Kenneth W. Haver
Kenneth W. Haver
Senior Vice President and Chief Financial Officer

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telxon Corporation and Subsidiaries as of March 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ COOPERS & LYBRAND L.L.P.

Akron, Ohio
June 26, 1998

                       TELXON CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                     IN THOUSANDS (EXCEPT PER SHARE AMOUNTS)

                                                                           MARCH 31,
                                                                     ----------------------
ASSETS                                                               1998              1997
                                                                     ----              ----

Current assets:
  Cash (including cash equivalents of $6,778 and
    $38,100)                                                      $  27,500         $  45,386
  Accounts receivable, net of allowance for
    doubtful accounts of $1,142 and $1,596                          125,739           111,959
  Notes and other accounts receivable                                22,949            16,312
  Inventories                                                       108,178            84,499
  Prepaid expenses and other                                         11,307            11,956
                                                                  ---------         ---------
     Total current assets                                           295,673           270,112
Property and equipment, net                                          52,108            45,578
Intangible and other assets, net                                     42,758            46,094
                                                                  ---------         ---------
     Total                                                        $ 390,539         $ 361,784
                                                                  =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                   $   3,000         $      50
  Current portion of long-term debt                                      --               383
  Capital lease obligations due within one year                         968               627
  Accounts payable                                                   58,634            47,917
  Income taxes payable                                                3,390             3,077
  Accrued liabilities                                                41,034            49,000
                                                                  ---------         ---------
     Total current liabilities                                      107,026           101,054
Capital lease obligations                                             1,876               968
Convertible subordinated notes and debentures                       107,224           107,224
Long-term debt                                                           --                --
Other long-term liabilities                                           6,897             5,168
                                                                  ---------         ---------
     Total liabilities                                              223,023           214,414

Minority interest (Note 1)                                            2,791               669

Stockholders' equity:
Preferred Stock, $1.00 par value per share; 500
    shares authorized, none issued                                       --                --
Common Stock, $.01 par value per share; 50,000
    shares authorized, 16,219 and 16,186 shares issued                  162               162
Additional paid-in capital                                           87,994            87,105
Retained earnings                                                    85,053            70,821
Equity adjustment for foreign currency translation                   (4,929)           (2,643)
Unearned compensation relating to restricted stock awards              (493)             (210)
Treasury stock; 162 and 557 shares of common stock at cost           (3,062)           (8,534)
                                                                  ---------         ---------
     Total stockholders' equity                                     164,725           146,701
                                                                  ---------         ---------
Commitments and contingencies (Note 18)                                  --                --
                                                                  ---------         ---------
     Total                                                        $ 390,539         $ 361,784
                                                                  =========         =========


See accompanying notes to consolidated financial statements

                       TELXON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     IN THOUSANDS (EXCEPT PER SHARE AMOUNTS)


                                                                         YEAR ENDED MARCH 31,
                                                                         --------------------
                                                              1998              1997              1996
                                                              ----              ----              ----

Revenues:
  Product, net                                              $ 389,124         $ 391,406         $ 417,725
  Customer service, net                                        76,746            74,606            68,744
                                                            ---------         ---------         ---------
         Total net revenues                                   465,870           466,012           486,469
                                                            ---------         ---------         ---------

Cost of revenues:
  Product                                                     228,318           266,624           249,120
  Customer service                                             48,836            47,248            39,016
                                                            ---------         ---------         ---------
         Total cost of revenues                               277,154           313,872           288,136
                                                            ---------         ---------         ---------

  Gross profit                                                188,716           152,140           198,333

Operating expenses:
  Selling expenses                                             77,858            88,321            82,207
  Product development and
    engineering expenses                                       37,500            44,439            45,383
  General and administrative
    expenses                                                   39,028            53,230            39,415
                                                            ---------         ---------         ---------
         Total operating expenses                             154,386           185,990           167,005
                                                            ---------         ---------         ---------

         Income (loss) from operations                         34,330           (33,850)           31,328

Interest income                                                 1,573             1,489               760
Interest expense                                               (7,181)           (8,056)           (6,770)
Gain on sale of subsidiary stock                                1,637                --             1,116
Other non-operating (expense) income                           (1,504)           34,726               401
                                                            ---------         ---------         ---------
         Income (loss) before income taxes and
            cumulative effect of an accounting change          28,855            (5,691)           26,835

Provision for income taxes                                     12,408             1,368            10,314
                                                            ---------         ---------         ---------

         Income (loss) before cumulative
            effect of an accounting change                     16,447            (7,059)           16,521
                                                            ---------         ---------         ---------

Cumulative effect of an accounting change,
   net of taxes                                                 1,240                --                --
                                                            ---------         ---------         ---------

         Net income (loss)                                  $  15,207         $  (7,059)        $  16,521
                                                            =========         =========         =========

         Net income (loss) per share before
             cumulative effect of an accounting change:
              Basic                                         $    1.04         $    (.44)        $    1.04
              Diluted                                       $    1.01         $    (.44)        $    1.00
                                                            =========         =========         =========
         Cumulative effect of an accounting change:
            Basic                                           $    (.08)               --                --
            Diluted                                         $    (.08)               --                --
                                                            =========         =========         =========
         Net income (loss) per common share:
            Basic                                           $     .96         $    (.44)        $    1.04
            Diluted                                         $     .93         $    (.44)        $    1.00
                                                            =========         =========         =========

Average number of common shares outstanding:
            Basic                                              15,809            16,062            15,910
            Diluted                                            16,289            16,062            16,479


See accompanying notes to consolidated financial statements

                       TELXON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  IN THOUSANDS

                                                                  YEAR ENDED MARCH 31,
                                                                  --------------------
                                                        1998              1997            1996
                                                        ----              ----            ----

Cash flows from operating activities:
  Net income (loss)                                   $ 15,207         $ (7,059)        $ 16,521
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
  Cumulative effect of an accounting change              2,176               --               --
  Depreciation and amortization                         25,174           28,570           22,945
  Amortization of restricted stock awards, net             199              119              802
  Provision for doubtful accounts                          513              378            1,538
  Provision for inventory obsolescence                   4,135           11,521            2,026
  Deferred income taxes                                   (419)            (947)           4,161
  Gain on sale of assets                                  (669)         (32,653)              --
  Trading securities, net                                   --              902             (902)
  Minority interest                                      2,122              669               --
  Loss on disposal of assets                               800              592              393
  Changes in assets and liabilities:
    Accounts and notes receivable                      (17,936)             171          (54,103)
    Refundable income taxes                                 --               --              935
    Inventories                                        (28,934)            (131)         (41,139)
    Prepaid expenses and other                             627           (2,561)            (976)
    Intangibles and other assets                         2,082           (2,783)          (2,416)
    Accounts payable and accrued liabilities             1,654           (7,472)          38,238
    Income taxes payable                                   732           (3,005)          (2,302)
    Other long-term liabilities                          3,998            1,606            1,031
                                                      --------         --------         --------
         Total adjustments                              (5,868)          (5,693)         (29,769)
  Net cash provided by (used in) operating
    activities                                           9,339          (12,752)         (13,248)
Cash flows from investing activities:
  Proceeds from sale of assets                           5,444           65,674               --
  Additions to property and equipment                  (26,124)         (14,576)         (22,749)
  Software investments                                  (6,936)          (7,731)          (9,025)
  Purchase of non-marketable investments                (5,600)          (6,691)          (1,562)
  Additions to long-term notes receivable                 (580)          (2,000)            (650)
  Proceeds from non-marketable investments               1,033               --               --
  Payments for acquisitions, net of cash
    acquired                                                --               --           (2,403)
                                                      --------         --------         --------
  Net cash (used in) provided by investing
    activities                                         (32,763)          34,676          (36,389)
Cash flows from financing activities:
  Notes payable, net                                     2,567              (16)         (30,084)
  Principal payments on long-term financing
    agreement                                               --           (2,104)            (230)
  Principal payments on capital leases                    (832)            (856)            (968)
  Proceeds from convertible debt                            --               --           82,500
  Debt issue costs paid                                    (24)            (306)          (3,463)
  Proceeds from exercise of stock options                9,400            1,615            5,977
  Purchase of treasury stock                            (5,070)          (9,328)              --
  Payment of cash dividends                               (162)            (162)            (160)
                                                      --------         --------         --------
  Net cash provided by (used in)
    financing activities                                 5,879          (11,157)          53,572
  Effect of exchange rate changes on cash                 (341)            (209)            (471)
                                                      --------         --------         --------
  Net (decrease) increase in cash and
    cash equivalents                                   (17,886)          10,558            3,464
  Cash and cash equivalents at beginning
    of year                                             45,386           34,828           31,364
                                                      --------         --------         --------
  Cash and cash equivalents at end of year            $ 27,500         $ 45,386         $ 34,828
                                                      ========         ========         ========


See accompanying notes to consolidated financial statements

                       TELXON CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                IN THOUSANDS (EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                        FOREIGN     UNEARNED
                                                           ADDITIONAL                  CURRENCY   COMPENSATION  TREASURY
                                                  COMMON     PAID-IN     RETAINED     TRANSLATION  RESTRICTED   STOCK AT
                                                   STOCK     CAPITAL     EARNINGS     ADJUSTMENT      STOCK       COST
                                                   -----     -------     --------     ----------      -----       ----

Balance at March 31, 1995                          $156      $78,548      $62,954       $(1,525)     $(1,555)    $     --
Exercise of stock options, net of
  tax                                                 5        7,260         (734)           --           --           --
Retirement of common stock (80,206 shares)           --         (241)        (485)           --           --           --
Amortization of restricted stock                     --           --           --            --          802           --
Stock issued under employee stock
  purchase plan (8,815 shares)                       --          183           --            --           --           --
Currency translation adjustment                      --           --           --          (539)          --           --
Dividends paid ($.01 per share)                      --           --         (160)           --           --           --
Net income for 1996                                  --           --       16,521            --           --           --
                                                   ----     --------     --------      --------      -------      -------
Balance at March 31, 1996                           161       85,750       78,096        (2,064)        (753)          --
Exercise of stock options, net of
  tax                                                 1        1,670          (51)           --           --           --
Retirement of common stock (15,037 shares)           --           (2)          (3)           --           --           --
Amortization of restricted stock                     --           --           --            --          376           --
Forfeiture of restricted stock                       --         (424)          --            --          167           --
Repurchase of common stock (633,000 shares)          --           --           --            --           --       (9,328)
Reissue of treasury stock under employee
  stock purchase plan (75,560 shares)                --          111           --            --           --          794
Currency translation adjustment                      --           --           --          (579)          --           --
Dividends paid ($.01 per share)                      --           --         (162)           --           --           --
Net loss for 1997                                    --           --       (7,059)           --           --           --
                                                   ----     --------     --------      --------      -------     --------
Balance at March 31, 1997                           162       87,105       70,821        (2,643)        (210)      (8,534)
Exercise of stock options, net of
  tax                                                --          580         (813)           --           --        9,634
Amortization of restricted stock                     --           --           --            --          199           --
Grants of restricted stock                           --          482           --            --         (482)          --
Repurchase of common stock (294,200 shares)          --           --           --            --           --       (5,070)
Reissue of treasury stock under employee
  stock purchase plan (57,112 shares)                --         (173)          --            --           --          908
Currency translation adjustment                      --           --           --        (2,286)          --           --
Dividends paid ($.01 per share)                      --           --         (162)           --           --           --
Net income for 1998                                  --           --       15,207            --           --           --
                                                   ----     --------     --------      --------      -------     --------
Balance at March 31, 1998                          $162     $ 87,994     $ 85,053      $ (4,929)     $  (493)    $ (3,062)
                                                   ====     ========     ========      ========      =======     ========


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

MINORITY INTERESTS
------------------

The difference between the proceeds from the sale of stock by a subsidiary and the Company's carrying value of such stock is recorded as a non-operating gain or loss at the time of the sale, provided that the criteria for gain recognition on the sale of subsidiary stock have been met. Minority interests then represent the unaffiliated stockholders' interests in the cumulative earnings of the subsidiary.

At March 31, 1998 and 1997, the Company has recorded minority interests of approximately $2,791 and $669, respectively, in the caption titled Minority Interest in the accompanying consolidated financial statements related to the sales of common stock of its Aironet Wireless Communications, Inc. ("Aironet") subsidiary. Refer to Note 16 -- Subsidiary Stock Transactions for additional details on the sales of Aironet common stock.

FOREIGN CURRENCY TRANSLATION
----------------------------

The financial statements of foreign operations are translated into U.S. dollars using the local currency as the functional currency in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". Accordingly, all assets and liabilities are translated at current rates of exchange, and operating transactions are translated at weighted average rates during the year. The translation gains and losses are accumulated as a separate component of stockholders' equity until realized. There were no income taxes allocated to the translation adjustments and transfers to net income in 1998, 1997 and 1996. Net transaction gains or losses are included in the results of operations and were not material in 1998, 1997 and 1996. For further detail by geographic areas, see
Note 13 -- Business Segment.

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

CASH AND CASH EQUIVALENTS
-------------------------

The Company considers all highly liquid investments which are both readily convertible to cash and have a maturity of three months or less when purchased to be cash equivalents. At March 31, 1998, the Company had cash of $900 held in escrow; $500 related to a Standstill Agreement with a third-party and $400 related to the sale of a non-marketable investment. At March 31, 1997, the Company had cash of $500 held in escrow related to a Standstill Agreement with a third-party.

TRADING SECURITIES
------------------

Trading securities, which consist of marketable securities that the Company has purchased with the intent of selling within the near term, have been stated at fair value in accordance with the FASB Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Under SFAS No. 115, the Company records all unrealized holding gains and losses as non-operating income or loss.

During fiscal 1996, the Company recognized $339 of net unrealized holding gains on trading securities.

INVENTORIES
-----------

Inventories are stated at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT
----------------------

Property and equipment are recorded at historical cost and depreciated over the estimated useful lives of the assets using the straight-line method for financial reporting purposes. The ranges of the estimated useful lives are: buildings, 19-25 years; machinery and equipment, furniture and fixtures, and transportation equipment, 3-10 years; marketing and customer service equipment and tooling, 3 years; and leasehold improvements, over the shorter of the useful life of the asset or the life of the lease. Gains and losses from the sale or retirement of property and equipment are included in income. Fully depreciated assets are written off against accumulated depreciation.

SOFTWARE COSTS, INTANGIBLES AND OTHER ASSETS
--------------------------------------------

Software costs are capitalized in accordance with the FASB Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed" and are included in intangible and other assets in the accompanying consolidated balance sheet. Purchased computer software is capitalized and amortized for both financial and tax reporting purposes, using the straight-line method, over the expected useful life of the software, generally three years. Similarly, internally developed computer software for sale or lease is capitalized and amortized for financial reporting purposes using the straight-line method over three years; for tax purposes, these costs are generally expensed as incurred, though certain of these costs have been capitalized and will be amortized using the straight-line method over three years. Product development and engineering expenses are expensed as incurred for both financial and tax reporting purposes.

The excess of the purchase cost over the fair value of net assets acquired in an acquisition (goodwill) is included in intangible and other assets in the accompanying consolidated balance sheet. Goodwill is amortized on a straight-line basis over five to ten years. The Company periodically reviews goodwill to assess recoverability, and impairments, if any, would be recognized in results of operations if a permanent reduction in value were to occur.

The non-compete agreements, deferred financing costs and license agreements have also been included in intangible and other assets in the accompanying consolidated balance sheet. Non-compete and license agreements are amortized on a straight-line basis over the life of the related contract. Deferred financing costs are amortized on a straight-line basis over the life of the related debt, with accelerated amortization recorded on any indebtedness retired prior to its scheduled maturity. All other assets included in intangible and other assets are recorded at cost and are amortized on a straight-line basis over their expected useful lives.

REVENUE RECOGNITION
-------------------

Revenues from computer hardware sales and software licenses are recognized at the time of shipment or, if professional services are also performed, at the time of title transfer. Professional services revenues, which include system integration and project management fees, are recognized as services are performed. In accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 91-1, "Software Revenue Recognition", revenues from custom application software sales are recognized using a percentage-of-completion method. Revenues from customer service contracts are recognized ratably over the maintenance contract period or as the services are performed.

During fiscal 1997, the Company entered into certain software license agreements and manufacturing rights contracts with third-parties. The sale of these rights was recorded as product revenue.

PRODUCT DEVELOPMENT AND ENGINEERING EXPENSES
--------------------------------------------

Expenditures for the development and engineering of products are expensed as incurred in accordance with the requirements of the FASB Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs".

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

STOCK OPTION AND STOCK PURCHASE PLANS
-------------------------------------

Stock options, which are granted to employees and non-employee directors under the Company's stock option plans at the quoted closing market price of the Company's common stock as of the last trading day prior to the grant date, and stock purchased by eligible employees under the Company's employee stock purchase plan are accounted for under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). As the stock options are granted at the quoted market price of the Company's common stock as of the grant date, no compensation expense has been recorded in accordance with APB 25. The Employee Stock Purchase Plan meets the criteria of a non-compensatory plan under APB 25.

EARNINGS PER SHARE
------------------

Computations of basic and diluted earnings per share of common stock have been made in accordance with the FASB Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128). The Company was required to adopt the provisions of SFAS No. 128 beginning with the quarter ended December 31, 1997. All prior and interim period earnings per share amounts have been restated accordingly. All securities having an anti-dilutive effect on earnings per share have been excluded from such computations. Common stock purchase rights outstanding under the Company's stockholder rights plan, which potentially have a dilutive effect, have been excluded from the weighted common shares computation as preconditions to the exercisablity of such rights were not satisfied.

           RECONCILIATION OF NUMERATORS AND DENOMINATORS OF THE BASIC
                          AND DILUTED EPS COMPUTATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

In the following table, income (loss) represents the numerator and the shares represent the denominator in the Earnings Per Share Calculation.

                                   For the Year ended              For the Year ended               For the Year ended
                                     March 31, 1998                   March 31, 1997                   March 31, 1996
                               --------------------------      --------------------------        -------------------------
                                                Per-Share                       Per-Share                         Per-Share
                               Income   Shares    Amount       (Loss)   Shares   Amount          Income   Shares   Amount
                               ------   ------  ---------      ------   ------  ---------        ------   ------  -------

Net income (loss)             $15,207                         $(7,059)                          $16,521

BASIC EPS
Income available to
   common stockholders        $15,207  15,809    $ 0.96       $(7,059)  16,062    $(0.44)       $16,521  15,910     $ 1.04
                                                 ======                           ======                            ======

EFFECT OF DILUTIVE SECURITIES
Options                                   480                               --                              569

DILUTED EPS
Income (loss) available to
   stockholders of common
   shares and common share
   equivalents                $15,207  16,289    $ 0.93       $(7,059)  16,062    $(0.44)       $16,521  16,479     $ 1.00
                              =======  ======    ======       =======   ======    ======        =======  ======     ======


Options to purchase 737,626 shares of common stock at prices of $22.25 to $25.31 per share were outstanding at March 31, 1998, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price for the common shares for fiscal 1998. The shares issuable upon conversion of Telxon's 5-3/4% Convertible Subordinated Notes and 7-1/2% Convertible Subordinated Debentures were omitted from the diluted EPS calculations because their inclusion at March 31, 1998, 1997 and 1996, would have had an anti-dilutive effect on earnings.

As more fully described in Note 21 -- Subsequent Events, Telxon reissued 44,848 shares of treasury stock subsequent to March 31, 1998, to satisfy stock options exercised under its stock option plans.

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

CONTINGENT AND UNUSUAL ITEMS
----------------------------

Contingent and unusual items are expensed as incurred when events giving rise to such items are probable and the amounts are estimable in accordance with the requirements of the FASB Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies".

RECLASSIFICATIONS
-----------------

Certain items in the fiscal 1997 and 1996 consolidated financial statements and notes thereto have been reclassified to conform to the fiscal 1998 presentation.


NOTE 2 -- INVENTORIES

Inventories at March 31, consisted of the following:

                                              1998               1997
                                              ----               ----

Purchased components                         $ 49,514            $29,983
Work-in-process                                37,375             31,579
Finished goods                                 21,289             22,937
                                             --------            -------
                                             $108,178            $84,499
                                             ========            =======


NOTE 3 -- PROPERTY AND EQUIPMENT

Property and equipment, at cost, at March 31, consisted of the following:

                                               1998            1997
                                               ----            ----

Machinery and equipment                      $ 59,849        $ 56,187
Tooling                                        28,624          24,356
Furniture and office equipment                 19,620          19,104
Capital lease assets and other                 14,386           4,553
Buildings, improvements and leasehold
  interest                                     11,672          12,242
Leasehold improvements                          7,680           7,992
Land                                            1,978           1,978
Transportation equipment                          660           2,988
                                             --------        --------
                                              144,469         129,400
Less-accumulated depreciation and
  amortization                                 92,361          83,822
                                             --------        --------
                                             $ 52,108        $ 45,578
                                             ========        ========

Depreciation expense for fiscal 1998, 1997 and 1996 amounted to $14,369, $18,893 and $15,184, respectively.

Net capital lease additions (retirements) were $1,698, $(1,008) and $1,348 in fiscal 1998, 1997 and 1996, respectively. These additions and retirements were non-cash transactions and, accordingly, have been excluded from property and equipment additions in the accompanying consolidated statement of cash flows. Amortization of capital lease assets has been included in depreciation expense. Accumulated depreciation related to capital lease assets aggregated $1,732, $1,177 and $1,680 in fiscal 1998, 1997 and 1996, respectively.

NOTE 4 -- INTANGIBLE AND OTHER ASSETS

Intangible and other assets, net, consisted of the following at March 31:

                                                        1998                1997
                                                        ----                ----

Investments in non-traded, closely
  held companies                                       $12,853            $ 8,403
Capitalized software, net of amortization
  of $12,670 and $7,379                                 11,954             11,451
Long-term notes receivable                               6,401              9,855
Goodwill relating to acquisitions, net of
  amortization of $18,540 and $16,889                    3,463              8,962
Deferred financing costs, net of amortization
  of $2,339 and $1,708                                   2,935              3,542
Other, net of amortization of $464 and
  $95                                                    5,152              3,881
                                                       -------            -------
                                                       $42,758            $46,094
                                                       =======            =======

Amortization expense for the years ended March 31, was as follows:

                                            1998                1997               1996
                                            ----                ----               ----

Capitalized software                       $ 6,433             $3,862             $2,385
Goodwill                                     3,500              4,126              4,100
Deferred financing costs                       631                612                164
Non-compete agreements                          --                600                720
Licenses                                        --                 --                350
Other                                          241                127                 42
                                            ------             ------             ------
                                           $10,805             $9,327             $7,761
                                           =======             ======             ======


During fiscal 1998, the Company sold the stock of its Virtual Vision subsidiary. Included in the sale was goodwill with a net book value of $2,001 and patents and trademarks with a net book value of $207. Refer to Note 15 -- Divestitures for additional details on the sale.

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

In connection with the acquisition of Teletransaction, Inc. in fiscal 1993, the Company acquired the rights to consulting services (principally performed by Robert F. Meyerson, then Chairman of the Board and Chief Executive Officer of the Company) from Accipiter Corporation ("Accipiter"), a company owned by Mr. Meyerson's wife, and also secured a non-competition covenant from Accipiter and Mr. Meyerson. Aggregate payments for these rights were $3,600. The costs of these rights were amortized over the five year terms of the agreements and were fully amortized at March 31, 1997.

NOTE 5 -- SHORT-TERM FINANCING

Effective March 8, 1996, the Company replaced its previous revolving credit, term loan, and security agreement with a new credit agreement with a group of eight banks. The credit agreement, which expires on March 8, 2001, provides the Company with a maximum credit facility of $100,000 and permits the Company to borrow funds as domestic or Eurodollar advances. Funds borrowed as domestic advances bear interest at the greater of the agent bank's "Prime Commercial Lending Rate" or the Federal Funds rate plus .50% while Eurodollar advances bear interest at the agent bank's Eurodollar rate plus .50% to 1.25% based on certain capitalization levels. At March 31, 1998, the interest rate in effect under this credit agreement for domestic advances was 8.50% and for Eurodollar advances was 6.40%. In addition, the agreement requires the Company to pay a commitment fee of .15% to .375% per annum, based on certain capitalization levels, on the unused portion of the revolving commitment amount. The Company is also required to pay a utilization fee of .125% to .25% per annum, based on certain capitalization levels, on Eurodollar advances at certain borrowing levels. At March 31, 1998, the commitment fee and utilization fee rates were .20% and .125% per annum, respectively. The agreement also contains certain restrictive covenants which require the Company to maintain certain leverage, net worth and fixed charge coverage ratios. The Company had no borrowings outstanding under the credit agreement at March 31, 1998. At March 31, 1998, the Company was in compliance with all restrictive covenants contained in the credit agreement.

Effective March 20, 1996, the Company entered into a business purpose revolving promissory note with a bank. The note provides the Company with a maximum credit facility of $20,000 and bears interest at the lending bank's "Money Market Rate" plus .50% to 1.25% per annum, based on certain capitalization levels. Effective August 5, 1997, the note was extended to August 4, 1998. At March 31, 1998, the interest rate in effect under the note was 7.126%. The Company had $3,000 outstanding under the promissory note at March 31, 1998.

Both credit facilities were amended in August 1996 to conditionally grant to the lenders a security interest in certain assets of the Company which will only become effective if the Company were to become in default under the credit agreement and then only if the requisite lenders under that facility were to direct that the security documents be filed.

During fiscal 1998, the Company had a weighted average of $3,463 outstanding under its $100,000 credit agreement and $20,000 promissory note with a weighted average interest rate of 8.9% per annum. During fiscal 1997, the Company had a weighted average of $7,760 outstanding with a weighted average interest rate of 7.0% per annum.

NOTE 6 -- ACCRUED LIABILITIES

Accrued liabilities at March 31, consisted of the following:

                                                                    1998               1997
                                                                    ----               ----

Deferred customer service revenues                                $13,448            $14,329
Accrued payroll and other employee compensation                     9,559             15,799
Accrued royalties                                                   3,781              4,516
Accrued taxes other than payroll and income taxes                   3,000              3,162
Accrued commissions                                                 2,794              3,510
Accrued interest                                                    1,875              1,847
Other accrued liabilities                                           6,577              5,837
                                                                  -------            -------
                                                                  $41,034            $49,000
                                                                  =======            =======

NOTE 7 -- INCOME TAXES

Components of income (loss) before taxes:

                                       1998               1997               1996
                                       ----               ----               ----

Domestic operations                   $20,495           $(19,589)           $13,758
International operations                8,360             13,898             13,077
                                      -------           --------            -------
                                      $28,855           $ (5,691)           $26,835
                                      =======           ========            =======

The Company accounts for income taxes in accordance with the FASB Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the tax rates and laws that are currently in effect.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the provision for income taxes by taxing jurisdiction are as follows:

Currently payable (refundable):              1998              1997             1996
                                             ----              ----             ----

U.S.                                        $  6,565         $   (450)        $  3,796
State and local                                  498              196              264
Foreign                                        3,470            5,090            4,727
                                            --------         --------         --------
                                              10,533            4,836            8,787
                                            --------         --------         --------
Deferred:

U.S.                                           2,051           (2,900)           1,586
State and local                                  (46)            (393)             178
Foreign                                         (130)            (175)            (237)
                                            --------         --------         --------
                                               1,875           (3,468)           1,527
                                            --------         --------         --------

Provision for Income Taxes                  $ 12,408         $  1,368         $ 10,314
                                            ========         ========         ========

The reconciliation between the reported total income tax expense (benefit) and the amount computed by multiplying income (loss) before income taxes by the U.S. federal statutory tax rate is as follows:

                                                   1998           1997          1996
                                                   ----           ----          ----

U.S. federal statutory tax rate                    35.0%         (35.0)%       35.0%
Net taxes on repatriated foreign earnings           -.-          41.8           -.-
Foreign tax rate differential                        .9           7.8           1.7
Research and development credits                    (.7)         (19.7)        (2.2)
Goodwill                                            4.2           25.5          5.6
Foreign sales corporation tax benefit              (1.0)         (6.3)          -.-
Net operating losses not currently utilized         -.-           7.4           -.-
Other                                               4.7           2.5          (1.7)
                                                   ----          ----          ----
Consolidated effective income tax rate             43.0%         24.0%         38.4%
                                                   ====          ====          ====

The reconciliation between the reported total income tax expense (benefit) and the amount computed by multiplying income (loss) before income taxes by the U.S. statutory tax rate is as follows:


                                                     1998             1997             1996
                                                     ----             ----             ----

U.S. federal statutory tax rate                    $ 10,099         $ (1,992)        $  9,392
Net taxes on repatriated foreign earnings                --            2,380               --
Foreign tax rate differential                           249              422              468
Research and development credits                       (207)          (1,121)            (593)
Goodwill                                              1,202            1,449            1,494
Foreign sales corporation tax benefit                  (291)            (357)              --
Net operating losses not currently utilized              --              442               --
Other                                                 1,356              145             (447)
                                                   --------         --------         --------
Consolidated effective income tax rate             $ 12,408         $  1,368         $ 10,314
                                                   ========         ========         ========


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, are presented below:

                                                        1998              1997
                                                        ----              ----

Deferred tax assets:
Foreign tax credit carryover                           $  1,289         $  4,827
Allowance for doubtful accounts                           1,504            1,195
Inventory obsolescence and capitalization                 4,242            5,794
State and local income benefits                             127            2,092
Net operating loss and research and development
  and alternative minimum tax credit carryovers           3,862            1,839
Warranty reserves                                         1,007            1,374
Employee benefits and compensation                        1,116            1,929
Other                                                     5,552            1,816
                                                       --------         --------
         Total gross deferred tax assets                 18,699           20,866
         Less valuation allowance                        (3,919)          (7,559)
                                                       --------         --------
         Total deferred tax assets                       14,780           13,307
                                                       --------         --------
Deferred tax liabilities:
  Depreciation and amortization                          (7,522)          (5,191)
  Other                                                  (2,282)          (1,265)
                                                       --------         --------
         Total gross deferred tax liabilities            (9,804)          (6,456)
                                                       --------         --------
         Net deferred tax asset                        $  4,976         $  6,851
                                                       ========         ========

The net change in the total valuation allowance for deferred tax assets for the years ended March 31, 1998 and 1997, was a decrease of $3,640 and an increase of $5,175, respectively. The net deferred tax asset is deemed realizable by management and is classified as a prepaid expense in the accompanying consolidated balance sheet.

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of March 31, will be allocated as follows:

                                                                1998              1997
                                                                ----              ----

Income tax benefit that would be reported in the
  consolidated statement of income                             $   --           $1,402
Income tax benefit that would reduce goodwill and
  other noncurrent intangible assets                            3,919            6,157
                                                               ------           ------
         Total                                                 $3,919           $7,559
                                                               ======           ======

No provision for U.S. income taxes on $5,337 of undistributed earnings of international subsidiaries at March 31, 1998, was made because these earnings were indefinitely reinvested in the subsidiaries. Determination of the amount of the unrecognized deferred tax liability for temporary differences related to investment in foreign subsidiaries is not practicable.

Income taxes paid in fiscal 1998, 1997 and 1996 were $9,428, $8,734 and $6,340, respectively. Income tax refunds received in fiscal 1998, 1997 and 1996 aggregated $473, $604 and $1,620, respectively.

As of March 31, 1998, the Company had foreign operating loss carryovers of $3,506 for both tax and financial reporting purposes. These foreign carryovers expire at various dates through fiscal 2005.

As a result of acquisitions in prior years, the Company had domestic operating loss carryovers and domestic research and development credit carryovers for tax and financial reporting purposes in the amounts of $1,018 and $753, respectively. These domestic carryovers expire at various dates through fiscal 2008. As of March 31, 1998, the Company had domestic alternative minimum tax credit carryovers of $1,239. The domestic alternative minimum tax credit carryforward period is indefinite. There can be no assurance that foreign and domestic tax carryovers will be utilized.

As of March 31, 1998, the Company had foreign tax credit carryovers of $1,289. The carryforward period is five years and expires in fiscal 2002.


NOTE 8 -- STOCK OPTIONS AND RESTRICTED STOCK

The Company accounts for stock based compensation issued to its employees and non-employee directors in accordance with APB 25 and has elected to adopt the "disclosure-only" provisions of the FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123").

During the periods shown below, the Company had in effect two stock option plans for the officers and other key employees of the Company - the Telxon Corporation 1988 Stock Option Plan (the "1988 Plan") and the Telxon Corporation 1990 Stock Option Plan (the "1990 Plan"). The persons to whom options are granted, the number of shares granted to each and the period over which the options become exercisable (generally in equal installments over a three-year period on the first three anniversaries after the date of grant) are determined by the Option and Stock Committee of the Board of Directors ("the Committee"). The exercise price is equal to the closing market price for the Company's Common Stock as of the last trading day prior to the grant date.

The following is a summary of the activity in the Company's employee stock option plans during fiscal 1996, 1997 and 1998:

                                                              STOCK OPTIONS
                                                              -------------
                                                                         AVERAGE PRICE
                                                        SHARES              PER SHARE
                                                        ------              ---------

March 31, 1995                                         2,286,221              12.66
  Granted                                              1,184,626              19.10
  Exercised                                             (513,927)             10.94
  Returned to pool due to employee
    terminations                                          (5,990)             12.28
                                                       ---------
March 31, 1996                                         2,950,930              15.54
  Granted                                                956,500              14.89
  Exercised                                             (127,337)             11.84
  Returned to pool due to employee
    terminations                                        (665,471)             16.27
                                                       ---------
March 31, 1997                                         3,114,622              15.23
  Granted                                                727,475              23.19
  Exercised                                             (745,358)             13.28
  Returned to pool due to employee
    terminations                                        (151,154)             19.19
                                                       ---------
March 31, 1998                                         2,945,585              17.59
                                                       =========

At March 31, 1998, there were 2,945,585 options outstanding under the 1990 Plan at the exercise prices of $8.75 to $25.38 per share, with a remaining weighted average contractual life of 6.58 years. Of the outstanding options, 1,644,852 are vested.

                         Outstanding and Excercisable
                              at March 31, 1998


                                                Options Outstanding                  Options Excercisable
                                           ------------------------------        ----------------------------
  Range of                                 Weighted Ave.    Weighted Ave.                       Weighted Ave.
  Exercise               Outstanding        Contractual       Exercise           Exercisable      Exercise
   Prices               at 3/31/98             Life             Price            at 3/31/98        Price
---------------         -------------      -------------    -------------        -----------    -------------
$ 8.750-$11.500            443,048             5.64            $11.18              443,048         $ 9.68
$12.500-$14.500            464,237             6.72            $13.71              401,848         $13.89
$15.250-$15.500            371,866             6.81            $15.40              295,511         $15.38
$16.750-$19.625            608,333             6.81            $17.32              202,778         $17.32
$20.125-$21.875            405,475             6.13            $20.77              185,000         $20.21
$22.250-$23.375            274,001             6.28            $22.69              116,667         $22.30
$25.310-$25.375            378,625             7.60            $25.32                  -              -
                       -------------        ----------      ------------       --------------    -----------
                         2,945,585             6.58            $17.59            1,664,852         $14.75
                       =============        ==========      ============       ==============    ===========


During fiscal 1998, the Company's stockholders approved an amendment to the 1990 Plan that increased the number of shares available for issuance by 750,000 shares, to a total of 4,100,000 shares. During fiscal 1996, the Company's stockholders approved an amendment to the 1990 Plan which authorized an additional 850,000 shares for issuance. Options available to be granted under the 1990 Plan at March 31, 1998, were 292,036. No further options can be granted under the 1988 Plan.

The Company also has in effect a stock option plan for non-employee directors (the "Director Plan"). During fiscal 1996, the Company's stockholders approved an amendment to the Director Plan that increased the number of shares available for issuance by 150,000 shares, to a total of 400,000 shares. During the fiscal year ended March 31, 1998, 105,000 options were granted at an average price per share of $23.62. At March 31, 1998, there were 340,000 options outstanding under the Director Plan at exercises prices of $9.125 to $25.25 per share, with a weighted average contractual life of 5.44 years. Of the outstanding options, 186,667 are vested. At March 31, 1998, there were 1,667 options available to be granted under the Director Plan.

                         Outstanding and Excercisable
                              at March 31, 1998


                                                Options Outstanding                  Options Excercisable
                                           ------------------------------        ----------------------------
  Range of                                 Weighted Ave.    Weighted Ave.                       Weighted Ave.
  Exercise               Outstanding        Contractual       Exercise           Exercisable      Exercise
   Prices                 at 3/31/98           Life             Price            at 3/31/98        Price
---------------         -------------      -------------    -------------        -----------    -------------
$ 9.125-$11.500             60,000             5.42            $10.63               40,000         $10.38
$11.750-$14.750             50,000             5.49            $13.98               46,667         $14.13
$15.750-$21.250             65,000             4.9             $18.88               50,000         $19.05
$22.500-$23.250             80,000             4.95            $22.91               43,333         $22.85
$23.375-$25.250             85,000             6.29            $23.79                6,667         $23.50
                       -------------        ----------      ------------       --------------    -----------
                           340,000             5.44            $18.88              186,667         $15.36
                       =============        ==========      ============       ==============    ===========


At March 31, 1998 and 1997, there were 6,000 options outstanding and exercisable at $14.63 per share which were granted to a non-employee Director prior to the adoption of the Director plan.

During fiscal 1993, the Company adopted a Restricted Stock Plan (the "Restricted Stock Plan"), under which 250,000 shares may be issued. The Committee determines the persons to whom restricted stock is granted, the number of shares granted to each and the time periods during which and the criteria upon which the restricted stock is subject to forfeiture (generally, the forfeiture restrictions lapse as to equal installments of each grant over a five-year period on the first five anniversaries of the date of grant, provided that the grantee then continues in the Company's employ). At March 31, 1998, 187,000 shares granted under the Restricted Stock Plan had vested, 52,000 shares were outstanding subject to forfeiture, and 11,000 shares were available to be granted as a result of forfeited shares.

During fiscal 1996, the Company's stockholders approved the 1995 Employee Stock Purchase Plan (the "1995 Stock Purchase Plan"), under which 500,000 shares of common stock were authorized for sale to eligible employees at a 15% discount from market value. During fiscal 1998, the Company re-issued 57,112 shares of its treasury stock in satisfaction of purchases made under the 1995 Stock Purchase Plan. At March 31, 1998, a total of 141,487 shares had been issued and purchased under the 1995 Stock Purchase Plan since its inception and 358,513 shares remained available for future purchases.

For SFAS No. 123 purposes, the fair value of each option granted under the 1990 and Director Plans is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted in fiscal 1998 and 1997, respectively: dividend yield of
 .038% and .047%, expected volatility of 44.66% and 56.22%, risk-free interest rates of 5.88% and 6.40%, and an expected life of five years for grants in both fiscal 1998 and 1997.

The fair value of each right to purchase stock under the 1995 Stock Purchase Plan is estimated as of the first day of each six-month payment period (during which payroll deductions for purchases are made) using the Black-Scholes option pricing model with the following weighted average assumptions used in fiscal 1998 and 1997, respectively: dividend yield of .038% and .047%, expected volatility of 44.66% and 56.22%, risk-free interest rates of 5.29% and 5.18%, and an expected life of six months in both fiscal 1998 and 1997.

If the Company had elected to recognize the compensation cost of its stock option and stock purchase plans based on the fair value of the awards under those plans in accordance with SFAS No. 123, net income (loss) and earnings
(loss) per share would have been reduced (increased) to the pro forma amounts below:

                                                               1998                  1997
                                                               ----                  ----

Net income (loss):                  As reported               $15,207            $ (7,059)
                                    Pro forma                   7,934             (11,651)

Earnings per share:
                  Basic             As reported                  $.96               $(.44)
                                    Pro forma                     .50                (.73)

                  Diluted           As reported                  $.93               $(.44)
                                    Pro forma                     .49                (.73)

The significant increase in the Pro Forma compensation expense in fiscal 1998 was the result of 495,000 options that were granted March 17, 1997. The compensation expense recorded in the pro forma disclosure of fiscal 1997 included 14 days of expense as compared to the full year of expense recorded in fiscal 1998.

NOTE 9 -- LEASES

The Company leases certain equipment under capital leases generally for terms of five years or less with renewal and purchase options. The present value of future minimum lease payments for these capital lease obligations is reflected in the consolidated balance sheet as current and noncurrent capital lease obligations. In addition, the Company leases office facilities, customer service locations and certain equipment under noncancellable operating leases.

Future minimum lease payments for the fiscal years ending March 31, are as follows:

                                                              CAPITAL           OPERATING
                                                              LEASES             LEASES
                                                              ------             ------

1999                                                          $1,109              $8,113
2000                                                             648               7,241
2002                                                             519               6,133
2002                                                             519               3,403
2003                                                             499               1,676
2004 and thereafter                                               63               6,400
                                                                ----             -------
                                                               3,357             $32,966
                                                                                 =======
Amount representing interest                                    (513)
                                                              ------
Present value of net minimum lease payments                    2,844
Current portion                                                 (968)
                                                              ------
Long-term portion                                             $1,876
                                                              ======

The Company has an option to purchase the 100,000-square-foot facility currently occupied by its corporate offices. The purchase option is exercisable for a price equal to the fair market value of the premises as determined by an independent appraisal prior to September 1, 2001.

Rent expense for fiscal 1998, 1997 and 1996 amounted to $10,820, $12,296 and $10,623, respectively.

NOTE 10 -- CONVERTIBLE SUBORDINATED NOTES AND DEBENTURES

Convertible subordinated notes and debentures at March 31, 1998 and 1997, consisted of $82,500 of 5-3/4% Convertible Subordinated Notes (the "5-3/4% Notes") and $24,724 of 7-1/2% Convertible Subordinated Debentures (the "7-1/2% Debentures").

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

The 7-1/2% Debentures, which were issued June 1, 1987, are due June 1, 2012. The conversion price for the 7-1/2% Debentures of $26.75 is subject to adjustment in certain events. Interest is payable on June 1 and December 1 in each year, and commenced December 1, 1987. At March 31, 1997, the Debentures were redeemable at any time at the option of the Company, in whole or in part, at 100.75% of the principal amount redeemed. On and after June 1, 1997, the Debentures are redeemable at par. The sinking fund requires mandatory annual payments of 5% of the original $46,000 principal amount commencing June 1, 1997, calculated to retire 75% of the issue prior to maturity. During fiscal 1991, the Company purchased and retired Debentures with a principal face amount aggregating $21,266, which will be applied to the earliest of the Company's sinking fund payment obligations.

Total interest paid by the Company in fiscal 1998, 1997 and 1996 (including but not limited to the interest on the Convertible Subordinated Notes and Debentures) was $7,417, $8,368 and $5,046, respectively.

NOTE 11 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The FASB Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value Financial Instruments", requires that the Company disclose the fair value of its financial instruments for which it is practicable to estimate fair value.

The following methods and assumptions were used by the Company in estimating the fair value of the following financial instruments:

         Cash and Cash Equivalents
         -------------------------
         The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate fair value due to the short-term nature of these instruments.

         5-3/4% Notes
         ------------
         The fair value of the Company's 5-3/4% Notes is based on discounted cash flow analysis (there being no regular public trading market for the 5-3/4% Notes). Refer to Note 10 -- Convertible Subordinated Notes and Debentures for additional information concerning the 5-3/4% Notes.

         7-1/2% Debentures
         -----------------
         The fair value of the Company's 7-1/2% Debentures is based on quoted market prices. Refer to Note 10 -- Convertible Subordinated Notes and Debentures for additional information concerning the 7-1/2% Debentures.

                                                                1998                                       1997
                                                                ----                                       ----
                                                   CARRYING               FAIR              CARRYING               FAIR
                                                    AMOUNT                VALUE              AMOUNT                VALUE
                                                    ------                -----              ------                -----

Cash and cash equivalents                           $27,500              $27,500             $45,386             $45,386
5-3/4% Notes                                         82,500               79,907              82,500              79,314
7-1/2% Debentures                                    24,724               25,713              24,724              23,982

         Forward Foreign Currency Exchange Contracts
         -------------------------------------------
         The fair value of forward foreign currency exchange contracts is estimated based on quotes from currency brokers. At March 31, 1998, the Company had several forward foreign currency exchange contracts to purchase various foreign currencies with an aggregate contract value of $4,534 and an aggregate fair value of $4,574. At March 31, 1998, these contracts were scheduled to mature in April 1998.

         Investments in Non-traded Companies
         -----------------------------------
         It was not practicable for the Company to estimate the fair value of its investments in certain non-traded, closely held companies because of the lack of quoted market prices for those investments and the inability to estimate fair values without incurring excessive costs. These investments, which the Company holds for purposes other than trading, totaled $12,853 and $8,403 at March 31, 1998 and 1997, respectively, and are carried at cost in intangible and other assets in the accompanying consolidated balance sheets. Refer to Note

         4 -- Intangible and Other Assets for additional information concerning the Company's investments in non-traded companies.

         Long-term Notes Receivable
         --------------------------
         It was not practicable for the Company to estimate the fair value of its long-term notes receivable from certain non-traded, closely held companies because of the lack of quoted market prices for similar financial instruments and the inability to estimate fair values without incurring excessive costs. The notes, which the Company intends to hold to maturity, bear interest at various fixed and variable rates and have maturities ranging from one to four years. The long-term notes receivable, which total $6,401 and $9,855 at March 31, 1998 and 1997, respectively, are carried at cost in intangible and other assets in the accompanying consolidated balance sheets. Refer to Note 4 -- Intangible and Other Assets for additional information concerning long-term notes receivable.



NOTE 12 -- STOCKHOLDERS' EQUITY

The exercise of non-qualified stock options results in state and federal income tax benefits to the Company equal to the difference between the market price at the date of exercise and the option price. During fiscal 1998, 1997 and 1996, $2,180, $353 and $1,751, respectively, was credited to additional paid-in capital as a result of such option exercises.



NOTE 13 -- BUSINESS SEGMENT

The Company designs, develops, manufactures, markets and services mobile and wireless transaction systems and solutions for vertical markets. The Company's business is a single segment. The Company does not believe that it is dependent upon any one customer or group of customers. No customer accounted for 10% or more of total revenues in fiscal 1998, 1997 or 1996.

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

The Company has operations in the United States, Europe, Canada, Mexico, Australia and Asia. Information for fiscal 1998, 1997 and 1996 follows below.

Of the U.S. revenues from unaffiliated customers in fiscal 1998, 1997 and 1996, $28,625, $24,425 and $20,070 were exports to Europe, Canada, South America, Asia, Africa and the Middle East.

Transfers between geographic areas were at cost plus a negotiated mark-up.

Assets of geographic areas are identified with the operations of each area. Corporate assets consist of property and equipment.

                                           UNITED                                         ADJUSTMENT &
            1998                           STATES            EUROPE             OTHER      ELIMINATION       CONSOLIDATED
            ----                           ------            ------             -----      -----------       ------------

Revenues from
  unaffiliated customers                  $362,776           $71,835          $31,259          $     --         $465,870
Transfers between geo-
  graphic areas                             44,978               567           21,122           (66,667)              --
                                          --------           -------          -------          --------         --------
         Total revenues                   $407,754           $72,402          $52,381          $(66,667)        $465,870
                                          ========           =======          =======          ========         ========
Operating income                          $ 63,797           $ 5,692          $ 3,070          $ (8,596)        $ 63,963
                                          ========           =======          =======          ========         ========
Interest expense, net                                                                                             (5,608)
Non-operating income                                                                                                 133
Foreign currency
  transaction gain
  (loss), net                                  140              (183)             (15)               --              (58)
Corporate expenses, net                                                                                          (29,575)
Income before income                                                                                            --------
  taxes                                                                                                         $ 28,855
                                                                                                                ========
Identifiable assets at
  March 31, 1998                          $316,849           $38,556          $22,046          $     --         $377,451
                                          ========           =======          =======          ========
Corporate assets                                                                                                  13,088
Total assets at                                                                                                 --------
  March 31, 1998                                                                                                $390,539
                                                                                                                ========




                                         UNITED                                         ADJUSTMENT &
            1997                         STATES            EUROPE             OTHER      ELIMINATION       CONSOLIDATED
            ----                         ------            ------             -----      -----------       ------------

Revenues from
  unaffiliated customers                  $355,256           $65,292          $45,464         $      --         $466,012
Transfers between geo-
  graphic areas                             70,251               463           43,874          (114,588)              --
                                          --------           -------          -------          --------         --------
         Total revenues                   $425,507           $65,755          $89,338         $(114,588)        $466,012
                                          ========           =======          =======         =========         ========
Operating income                          $ 17,105           $ 1,680          $22,036         $ (25,641)        $ 15,180
                                          ========           =======          =======         =========         ========
Interest expense, net                                                                                             (6,566)
Non-operating income                                                                                              34,726
Foreign currency
  transaction (loss), net                      (19)             (387)             (58)               --             (464)
Corporate expenses, net                                                                                          (48,567)
(Loss) before income                                                                                            --------
  taxes                                                                                                         $ (5,691)
                                                                                                                ========
Identifiable assets at
  March 31, 1997                          $287,644           $32,578          $27,157          $     --         $347,379
                                          ========           =======          =======          ========
Corporate assets                                                                                                  14,405
Total assets at                                                                                                 --------
  March 31, 1997                                                                                                $361,784
                                                                                                                ========

                                         UNITED                                         ADJUSTMENT &
            1996                         STATES            EUROPE             OTHER      ELIMINATION       CONSOLIDATED
            ----                         ------            ------             -----      -----------       ------------

Revenues from
  unaffiliated customers                  $382,156           $69,588          $34,725      $     --          $486,469
Transfers between geo-
  graphic areas                             45,508               896           38,603       (85,007)               --
                                          --------           -------          -------      --------          --------
         Total revenues                   $427,664           $70,484          $73,328      $(85,007)         $486,469
                                          ========           =======          =======      ========          ========
Operating income                          $ 50,935           $ 6,506          $ 5,759      $    996          $ 64,196
                                          ========           =======          =======      ========          ========
Interest expense, net                                                                                          (6,010)
Non-operating income                                                                                            1,517
Foreign currency
  transaction (loss) gain
  net                                          (18)              115             (157)           --               (60)
Corporate expenses, net                                                                                       (32,808)
Income before income                                                                                         --------
  taxes                                                                                                      $ 26,835
                                                                                                             ========
Identifiable assets at
  March 31, 1996                          $297,154           $43,142          $35,130      $     --          $375,426
                                          ========           =======          =======      ========
Corporate assets                                                                                               13,783
Total assets at                                                                                              --------
  March 31, 1996                                                                                             $389,209
                                                                                                             ========


NOTE 14 -- INTERNATIONAL OPERATIONS

The consolidated financial statements include the following with respect to the net income and net assets of the Company's international subsidiaries and branches during the three years ended March 31:

                                        1998              1997              1996
                                        ----              ----              ----

Net income                             $ 5,020           $18,484          $ 7,695
Net assets                             $45,642           $36,727          $58,764


NOTE 15 -- DIVESTITURES

Effective March 31, 1998, the Company sold the stock of its Virtual Vision subsidiary to a third party in exchange for $500 in cash and $4,500 in Series F Preferred Shares of FED Corporation at a value of $6.50 per share or 692,307 shares. The amount of these preferred shares is recorded in notes and other accounts receivable in the accmpanying consolidated balance sheet. The Company recorded a pre-tax gain of $669, net of transaction costs, as non-operating income in the accompanying consolidated statement of operations.

Effective April 1, 1996, the Company sold the assets of certain application software operations, with net assets of approximately $5,000, to a third-party in exchange for $150 in cash and $7,000 in secured promissory notes, including interest. In addition to the proceeds from the sale, the Company also entered into a software license agreement with the third-party purchaser. The agreement provides for the Company to receive, over the next five years, license fees amounting to 20% of the revenue generated by the purchased software, with minimum required payments agregated $6,000. The $7,000 in promissory nots received in connection with the divestiture have been excluded from the accompanying fiscal 97 consolidated statement of cash flows as a non-cash transaction.

Effective December 31, 1996, the Company sold substanttially all of the assets of its Itronix Corporation subsidiary, with a net book value of $30,848, as well as all of the subsidiary's associated business, in exchange for $65,524 in cash, plus the buyer's assumption of certain specified liabilities of the transferred business totaling $8,229. The transaction resulted in a $32,653 gain, net of transaction cost of $10,252, which has been recorded as other non-operating income in the accompanying consolidated statement of operations. The buyer is entitled to customary indemnification from the Company with respect to retained liabilities and taxes. Under the terms of the sale, the Company is precluded from competitng with the buyer in the manufacture and sale of ruggedized notebook computers for a period of five years after the date of sale, other than the Company's resale of products obtained from the buyer under a mutual reseller agreement.

NOTE 16 -- SUBSIDIARY STOCK TRANSACTIONS

During fiscal 1998, the Company's Aironet subsidiary sold 984,126 shares of its voting common stock to various third-party investors at a price of $3.50 per share. Proceeds from this sale of stock were $3,444 in cash. The resulting pre-tax gain of $402, net of related transaction costs, was recorded as non-operating income in the accompanying consolidated statement of operations. In addition to the sale of the shares of stock, 295,237 warrants for the purchase of Aironet voting common stock were issued. A gain of $251 relating to these warrants has been deferred until the warrants are exercised or lapse. The Company's remaining interest in the voting common stock of Aironet at March 31, 1998, was 78%.

During fiscal 1998, certain Aironet employees exercised 270,000 options to purchase Aironet voting common stock at $1.86 per share. The pre-tax gain of $241 was recorded as non-operating income in the accompanying consolidated statement of operations.

During fiscal 1997, the Company repurchased 432,558 shares of the voting common stock of its Metanetics Corporation ("Metanetics") subsidiary, a liscensor and developer of image reading technology, from the former employee. The shaes were repurchased by the Company at a price of #1.04 per share and resulted in a $449 non-operating loss. The Company subsequently re-sold the repurchased shares during fiscal 1997 to a corporation owned by Mr. Meyerson and his wife at a price of $1.04 per share price, resulting in a non-operating gain of $449. the Company's remaining percentage interest in the voting common stock of Metanetics at March 31, 1997, was 49%.

During fiscal 1997, the Company sold 808,500 shares of voting common stock of its Aironet subsidiary, a developer, manufacturer, and marketer of wireless LAN systems, to a corporation owned by Mr. Meyerson at a price of $1.86 per share in exchange for a promissory note, secured by a purchased stock, in the amount of $1,504. This transaction resulted in the establishment of a minority interst of $669 which has been included in other long-term liabilities in the accompanying consolidated balance sheets at March 31, 1997. The Company's remaining percentage interest in the voting common of Aironet at March 31, 1997, was 90%. The sale of Aironet commons stock has been excluded from the accompanying fiscal 97 consolidated statement of cash flows as a non-cash transaction.

At March 31, 1997, the Company deferred recognition of the gain as the criteria for the recognition of gain on the sale of subsidiary stock had not been met. During fiscal 1998, the criteria for the recognition of gain on the sale of subsidiary stock were fulfilled and accordingly, the $1.0 million of deferred gain was recorded as non-operating income in the accompanying consolidated statement of operations.

During fiscal 1998, the Company repurchased 80,000 shares of the voting common stock of its Metanetics Corporation ("Metanetics") subsidiary, a licensor and developer of image reading technology, from former key employees, at a price of $1.04 per share. Giving effect to this repurchase of shares resulted in an increase of the Company's interest in the voting common stock of Metanetics to 51%.

During fiscal 1997, the Company repurchased 432,558 shares of the voting common stock of its Metanetics Corporation ("Metanetics") subsidiary, a licensor and developer of image reading technology, from a former employee. The shares were repurchased by the Company at a price of $1.04 per share and resulted in a $449 non-operating loss. The Company subsequently re-sold the repurchased shares during fiscal 1997 to a corporation owned by Mr. Meyerson and his wife at a price of $1.04 per share price, resulting in a non-operating gain of $449. The Company's remaining percentage interest in the voting common stock of Metanetics at March 31, 1997, was 49%.

NOTE 17 -- TREASURY STOCK TRANSACTIONS

During fiscal 1998, the Company repurchased 294,200 shares of its common stock, at a weighted average price of $17.23 per share, pursuant to its open market repurchase programs. Additionally, during fiscal 1998, the Company re-issued 57,112 shares of its treasury stock at a weighted average price of $15.91 per share to satisfy purchases made by employees through the 1995 Stock Purchase Plan and 632,111 shares at a weighted average price of $16.00 per share to satisfy stock options exercised under the Company's stock options plans. The remaining 162,417 shares of treasury stock have been accounted for at cost plus brokerage fees under the caption of treasury stock in the accompanying consolidated financial statements. The re-issuances of treasury stock in satisfaction of the purchases made through the 1995 Stock Purchase Plan and exercises of stock options under the Company's stock option plans have been excluded from the accompanying consolidated statement of cash flows as non-cash transactions.


NOTE 18 -- COMMITMENTS AND CONTINGENCIES

On September 21, 1993, a derivative Complaint was filed in the Court of Chancery of the State of Delaware, in and for Newcastle County, by an alleged stockholder of the Company derivatively on behalf of Telxon. The named defendants are the Company; Robert F. Meyerson, former Chairman of the Board, Chief Executive Officer and director; Dan R. Wipff, then President, Chief Operating Officer and Chief Financial Officer and director; Robert A. Goodman, Corporate Secretary and outside director; Norton W. Rose, outside director; and Dr. Raj Reddy, outside director. The Complaint alleges breach of fiduciary duty to the Company and waste of the Company's assets in connection with certain transactions entered into by Telxon and compensation amounts paid by the Company. The Complaint seeks an accounting, injunction, rescission, attorneys' fees and costs. While the Company is nominally a defendant in this derivative action, no monetary relief is sought by the plaintiff from the Company. On November 12, 1993, Telxon and the individual director defendants filed a Motion to Dismiss. The plaintiff filed his brief in opposition to the Motion on May 2, 1994, and the defendants filed a final responsive brief. The Motion was argued before the Court on March 29, 1995, and on July 18, 1995, the Court issued its ruling. The Court dismissed all of the claims relating to the plaintiff's allegations of corporate waste, however the claims relating to breach of fiduciary duty survived the Motion to Dismiss.

On October 31, 1996, plaintiff's counsel filed a Motion to Intervene in the derivative action on behalf of a new plaintiff stockholder. As part of the Motion to Intervene, the intervening plaintiff asked that the Court designate as operative for the action the intervening plaintiff's proposed Complaint, which alleges that a series of transactions in which the Company acquired certain technology from a corporation affiliated with Mr. Meyerson was wrongful in that Telxon already owned the technology by means of a pre-existing consulting agreement with another affiliate of Mr. Meyerson; the intervenor's complaint also names Raymond D. Meyo, President, Chief Executive Officer and director at the time of the first acquisition transaction, as a new defendant. The defendants opposed the Motion on grounds that the new claim alleged in the proposed Complaint and the addition of Mr. Meyo were time-barred by the statute of limitations and the intervening plaintiff did not satisfy the standards for intervention. After taking legal briefs, the Court ruled on June 13, 1997 to permit the intervention. On March 18, 1998, defendant Meyo filed a Motion for Judgment on the Pleadings (as to himself), in response to which Plaintiff has filed his Answer and Brief in Opposition, and which remains pending before the Court. The post-intervention claims are the subject of ongoing discovery, and no deadline for the completion of the discovery has yet been set by the Court.

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

On February 17, 1998, a complaint was filed against the Company in the District Court of Harris County, Texas, by Southwest Business Properties, the landlord of the Company's former Wynnwood Lane facility in Houston, Texas. The complaint alleges counts for breach of contract and temporary and permanent injunctive relief, all related to alleged environmental contamination at the Wynnwood property, and seeks specific performance, unspecified monetary damages for all injuries suffered by plaintiff, payment of pre-judgment interest, attorneys' fees and costs and other unspecified relief. In its Answer, Telxon denied plaintiff's allegations. Plaintiff's claim for temporary injunctive relief is set to be heard by the Court on July 16, 1998. Pursuant to the Court's Scheduling Order in this action, trial is set for March 8, 1999. Telxon believes that the these claims lack merit, and it intends to vigorously defend this action.

On May 8, 1998, two class action suits were filed in the Court of Chancery of the State of Delaware, in and for the County of New Castle, by certain alleged stockholders of Telxon on behalf of themselves and purported classes consisting of Telxon stockholders, other than defendants and their affiliates, relating to an alleged offer by Symbol Technologies, Inc. ("Symbol") to acquire the Company. The named defendants are Telxon and its current Board of Directors, namely, Frank E. Brick, Robert A. Goodman, Dr. Raj Reddy, John H. Cribb, Richard J. Bogomolny, and Norton W. Rose.

The plaintiffs allege that on April 21, 1998, Symbol made an offer to purchase Telxon for $38.00 per share in cash and that on May 8, 1998 Telxon rejected Symbol's proposal. Plaintiffs further allege that Telxon has certain anti-takeover devices in place purportedly designed to thwart hostile bids for the Company. Plaintiffs charge the Director defendants with breach of fiduciary duty and claim that they are entrenching themselves in office. The plaintiffs seek certification of the purported class, unspecified compensatory damages, equitable and/or injunctive relief requiring the defendants to act in specified manners consistent with the defendant Directors' fiduciary duties, and payment of attorneys' fees and costs. The parties have stipulated that the plaintiffs will file an Amended Complaint and that the defendants will answer only the Amended Complaint.

On June 2, 1998, the Court ordered consolidation of the above-captioned cases. This action is in its early stages and no scheduling order has been issued by the Court, and discovery has not yet commenced. The defendants believe that these claims lack merit and intent to vigorously defend the consolidated action.

In the normal course of its operations, the Company is subject to performance under contracts and assertions that technologies it utilizes may infringe third party intellectual properties, and has various legal actions and certain contingencies pending. In management's opinion, all such outstanding matters have either been reflected in the consolidated financial statements, are covered by insurance or would not have a material adverse effect on the Company's consolidated financial position or results of operations or cash flows.


NOTE 19 -- CHANGE IN ACCOUNTING PRINCIPLE

On November 20, 1998, the FASB's Emerging Issues Task Force issued a new consensus ruling, "Accounting for Costs Incurred in Connection with a Consulting Contract of an Internal Project That Combines Business Process Reengineering and Information Technology Transformation" ("EITF 97-13"). EITF 97-13 requires business process reengineering costs associated with information systems development to be expensed as incurred. The Company has been involved in a corporate-wide information systems implementation project that is affected by this pronouncement. In accordance with this ruling, during the quarter ended December 31, 1997, the Company recorded a one-time, after-tax, non-cash charge of $1.2 million to expense previously capitalized costs associated with this project. Such costs had primarily been incurred during the second quarter of fiscal 1998.


NOTE 20 -- NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

In fiscal 1998, the FASB issued Statement of Financial Accounting Standards
No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting comprehensive income, which has been defined as the change in equity of an entity during a period from transactions and other events and circumstances from nonowner sources, in the basic financial statements. The Company is required to adopt the provisions of SFAS No. 130 for the fiscal year ending March 31, 1999, beginning with the quarter ended June 30, 1998, and to restate any prior period financial statements included for comparative purposes to reflect the application of SFAS No. 130. As the adoption of this pronouncement will only modify disclosures, there will be no effect on the Company's consolidated financial position or results of operations or cash flows.

During fiscal 1998, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 revises the manner in which an entity determines the operating segments it must report as well as requires the disclosure of additional segment information. The Company is required to adopt the provisions of SFAS No. 131 for the fiscal year ending March 31, 1999, and to restate any prior period financial statements included for comparative purposes to reflect the application of SFAS No. 131. As the adoption of this pronouncement will only modify disclosures, there will be no effect on the Company's consolidated financial position or results of operations or cash flows.

In fiscal 1998, the AICPA issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance on the recognition of revenue for the licensing, selling, leasing and marketing of computer software to customers. The Company is required to adopt the provisions of SOP 97-2 for the fiscal year ending March 31, 1999. Management believes that the adoption of this pronouncement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In fiscal 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires the capitalization of certain costs incurred in the development of software used by a company for its own internal operations. The Company is required to adopt the provisions of SOP 98-1 for the fiscal year ending March 31, 1999. Management believes that the adoption of this pronouncement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Subsequent to fiscal 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging" ("SFAS No. 133"). SFAS No. 133 provides accounting and reporting standards for derivative instruments. This standard will require the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The Company is required to adopt the provisions of SFAS No. 133 during the first quarter of fiscal 2000. Management believes that the adoption of this pronouncement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 21 -- SUBSEQUENT EVENTS

On April 21, 1998, an article was published in THE WALL STREET JOURNAL reporting that Symbol Technologies, Inc. "ha[d] made an offer to purchase smaller rival Telxon Corp. for $38 a share" in a letter to the Company dated April 8, 1998. On May 8, 1998, the Company issued a press release announcing that its board of directors had determined that Symbol's suggested business combination was not in the best interest of the Company and its stockholders. Symbol subsequently issued a press release on June 2, 1998 announcing that the Company "had rejected Symbol's written proposal of June 1, 1998 to acquire Telxon for $40 per share in cash or up to $42 per share in cash and Symbol shares, subject to due diligence, "noting that the "acquisition proposal will expire by its terms at noon on June 8, 1998." On June 5, 1998, the Company issued a press release announcing that, following private discussions with Symbol in an attempt to reach a mutual agreement, the Company's board of directors had rejected Symbol's unsolicited $40 cash proposal. The Company's press release further noted that the second Symbol proposal involving a combination of cash/stock did not contain enough information to be considered by the Company's board. A Symbol press release issued June 8, 1998 announced that the proposals described in the June 2, 1998 Symbol press release had been withdrawn.

Subsequent to March 31, 1998, $311 in aggregate principal amount of the Company's Convertible 7-1/2% Debentures were surrendered for conversion into 11,621 shares of the Company's Common Stock. The surrendered Convertible Debentures have been cancelled effective as of their conversion into common stock.

Subsequent to March 31, 1998, the Company repurchased 400,000 shares of Metanetics common stock from a third-party at $4.875 per share, resulting in a non-operating loss of $1,950, which was recorded during the first quarter of fiscal 1999. This repurchase of common stock resulted in an increase of the Company's interest in the voting common stock of Metanetics to 60%.

Subsequent to March 31, 1998, the Company issued 44,848 shares of treasury stock, at a weighted average cost of $19.27, to satisfy stock options exercised under its stock option plans during the first quarter of fiscal 1999.

Subsequent to March 31, 1998, Aironet sold 222,222 shares of its voting common stock to various third-party investors at a price of $3.50 per share. Proceeds from this sale of stock were $778. The Company's remaining interest in the voting common stock of Aironet after giving effect to these additional sales is 76%.

NOTE 22 -- QUARTERLY DATA (UNAUDITED)

                                                                          QUARTER
                                                                          -------
1998                                   FIRST           SECOND              THIRD          FOURTH(a)             YEAR(b)
----                                   -----           ------              -----          ---------             -------

Revenues                               $104,913        $110,320           $117,307           $133,330           $465,870
Gross profit                             41,226          43,708             48,576             55,206            188,716
Income before
  cumulative effect of
  an accounting change                 $  1,594        $  2,388           $  4,357           $  8,108           $ 16,447
                                       ========        ========           ========           ========           ========

Income per share before
  cumulative effect of
  an accounting change:
  Basic                                $    .10        $    .15           $    .28           $    .52           $   1.04
  Diluted                              $    .10        $    .15           $    .27           $    .50           $   1.01

Net Income                             $  1,594        $  2,388           $  3,117           $  8,108           $ 15,207
                                       ========        ========           ========           ========           ========
Net income per share:
  Basic                                $    .10        $    .15           $    .20           $    .52           $    .96
  Diluted                              $    .10        $    .15           $    .19           $    .50           $    .93

(a) Fourth quarter adjustments were not material to the quarterly results of operations.

(b) The net income per share for the quarters does not equal net income per share for the year due to differentials in the impact of quarterly and annual weighted new stock issuances on the weighted average number of shares outstanding for each respective period.

                                                                            QUARTER
                                                                            -------
1997                                 FIRST              SECOND                THIRD          FOURTH(a)              YEAR
----                                 -----              ------                -----          ---------              ----

Revenues                            $112,383           $108,314           $123,575           $121,740           $466,012
Gross profit                          35,510             34,335             33,963             48,332            152,140
Net (loss) income                   $ (4,797)          $ (4,702)          $  2,135           $    305           $ (7,059)
                                    ========           ========           ========           ========           ========
Earnings per common
  and common
  equivalent share:
Net (loss) income
  per share
  Basic                              $   (.30)          $   (.29)         $    .13           $    .02             $  (.44)
  Diluted                            $   (.30)          $   (.29)         $    .13           $    .02             $  (.44)

(a) Fourth quarter adjustments were not material to the quarterly results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not Applicable.
                                    PART III

Except for certain information relating to the Company's executive officers included in Part I of this Form 10-K, the information called for by this Part III is not set forth herein but is incorporated by reference from the definitive proxy statement which the Company intends to file with the Securities and Exchange Commission within 120 days of the close of its fiscal year ended March 31, 1998, with respect to the 1998 Annual Meeting of the Company's stockholders scheduled to be held in September 1998, or will otherwise be timely filed.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)      List of documents filed as part of this Report:

          (1) Consolidated Financial Statements: Reference is made to the Index on page 37 herein.

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

                   4.1 Portions of the Restated Certificate of Incorporation of Registrant pertaining to the rights of holders of Registrant's Common Stock, par value $.01 per share, incorporated herein by reference to Exhibit No. 2(b) to Registrant's Registration Statement on Form 8-A with respect to its Common Stock filed pursuant to Section 12(g) of the Securities Exchange Act, as amended by Amendment No. 1 thereto filed under cover of a Form 8 and Amendment No. 2 thereto filed on Form 8-A/A.

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

                                         10.1.7.a      Amended and
                                                       Restated 1996
                                                       Stock Option Plan
                                                       for employees,
                                                       directors and
                                                       advisors of
                                                       Aironet Wireless
                                                       Communications,
                                                       Inc., a subsidiary
                                                       of Registrant,
                                                       filed herewith.

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

                             10.1.9      Employment Agreement between
                                         Registrant and Frank E. Brick,
                                         filed herewith.

                                         10.1.9.a      1997 Section
                                                       162(m)
                                                       Performance-Based
                                                       Compensation Plan
                                                       of Registrant with
                                                       respect to its
                                                       President and
                                                       Chief Executive
                                                       Officer adopted by
                                                       the
                                                       Performance-Based
                                                       Compensation
                                                       Committee of
                                                       Registrant's Board
                                                       of Directors and
                                                       approved by
                                                       Registrant's
                                                       Stockholders at
                                                       the Annual Meeting
                                                       thereof, held
                                                       September 10,
                                                       1997, filed
                                                       herewith.

                             10.1.10     Amended and Restated Employment
                                         Agreement between Registrant and
                                         James G. Cleveland, effective as
                                         of April 1, 1997, filed
                                         herewith.

                             10.1.11     Amended and Restated Employment
                                         Agreement between Registrant and
                                         Kenneth W. Haver, effective as
                                         of April 1, 1997, filed
                                         herewith.

                             10.1.12     Amended and Restated Employment
                                         Agreement between Registrant and
                                         David D. Loadman, effective as
                                         of April 1, 1997, filed
                                         herewith.

                             10.1.13     Amended and Restated Employment
                                         Agreement between Registrant and
                                         David W. Porter, effective as of
                                         April 1, 1997, filed herewith.

                             10.1.14     Amended and Restated Employment
                                         Agreement between Registrant and
                                         Danny R. Wipff, effective as of
                                         April 1, 1997, filed herewith.

                             10.1.15     Description of Key Employee
                                         Retention Program, filed herewith.

                                                10.1.15.a     Form of letter
                                                              agreement made
                                                              with key employees
                                                              selected under the
                                                              retention program
                                                              described in
                                                              Exhibit 10.1.15
                                                              above, filed
                                                              herewith.

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

                                    10.1.17     Letter agreement of Registrant
                                                with Robert A. Goodman, dated as
                                                of December 29, 1997 and
                                                executed and delivered January
                                                20, 1998, for continued
                                                consulting services following
                                                certain changes in his law
                                                practice, filed herewith.

                           10.2     Material Leases of Registrant.

                                    10.2.1      Lease between Registrant and
                                                3330 W. Market Properties, dated
                                                as of December 30, 1986, for
                                                premises at 3330 W. Market
                                                Street, Akron, Ohio,
                                                incorporated herein by reference
                                                to Exhibit 10.2.1 to
                                                Registrant's Form 10-K for the
                                                year ended March 31, 1994.

                                   10.2.2       Lease Agreement between The
                                                Woodlands Commercial Properties
                                                Company, L.P. and Registrant,
                                                made and entered into as of
                                                January 16, 1998, including
                                                Rider No. 1 thereto, for
                                                premises at 8302 New Trails
                                                Drive, The Woodlands, Texas,
                                                filed herewith.

                                   10.2.3       Standard Office Lease (Modified
                                                Net Lease) between Registrant
                                                and John D. Dellagnese III,
                                                dated as of July 19, 1995,
                                                including an Addendum thereto,
                                                for premises at 3875 Embassy
                                                Parkway, Bath Township (Akron),
                                                Ohio, incorporated herein by
                                                reference to Exhibit 10.2.4 to
                                                Registrant's Form 10-K for the
                                                year ended March 31, 1996.

                                                10.2.3.a      Second Addendum,
                                                              dated as of
                                                              October 5, 1995,
                                                              to the Lease
                                                              included as
                                                              Exhibit 10.2.3
                                                              above,
                                                              incorporated
                                                              herein by
                                                              reference to
                                                              Exhibit 10.2.4.a
                                                              to Registrant's
                                                              Form 10-K for the
                                                              year ended March
                                                              31, 1996.

                                                10.2.3.b      Third Addendum,
                                                              dated as of March
                                                              1, 1996, to the
                                                              Lease included as
                                                              Exhibit 10.2.3
                                                              above,
                                                              incorporated
                                                              herein by
                                                              reference to
                                                              Exhibit 10.2.4.b
                                                              to Registrant's
                                                              Form 10-K for the
                                                              year ended March
                                                              31, 1996.

                                                10.2.3.c      Fourth Addendum,
                                                              dated as of April
                                                              16, 1996, to the
                                                              Lease included as
                                                              Exhibit 10.2.3
                                                              above,
                                                              incorporated
                                                              herein by
                                                              reference to
                                                              Exhibit 10.2.2.c
                                                              to Registrant's
                                                              Form 10-Q for the
                                                              quarter ended June
                                                              30, 1997.

                                                10.2.3.d      Fifth Addendum,
                                                              dated as of June
                                                              24, 1997, to the
                                                              Lease included as
                                                              Exhibit 10.2.3
                                                              above,
                                                              incorporated
                                                              herein by
                                                              reference to
                                                              Exhibit 10.2.2.d
                                                              to Registrant's
                                                              Form 10-Q for the
                                                              quarter ended June
                                                              30, 1997.

                                    10.2.4      Lease Contract between
                                                Desarrollos Inmobiliarios Paso
                                                del Norte, S.A. de C.V. and
                                                Productos y Servicios de Telxon,
                                                S.A. de C.V., a subsidiary of
                                                Registrant, for in Ciudad
                                                Juarez, Chihuahua, Mexico, made
                                                and entered into as of April 10,
                                                1997, filed herewith.

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
                                                              December 16, 1996.

                                                10.3.1.d      Amendment No. 3,
                                                              dated as of
                                                              December  12,
                                                              1997,  to the
                                                              Agreement included
                                                              as Exhibit 10.3.1
                                                              above, filed
                                                              herewith.

                                    10.3.2      Business Purpose Revolving
                                                Promissory Note (Swing Line)
                                                made by Registrant in favor of
                                                Bank One, Akron, N.A., dated
                                                March 20, 1996, incorporated
                                                herein by reference to Exhibit
                                                10.3.7 to Registrant's Form 10-K
                                                for the year ended March 31,
                                                1996.

                                    10.3.3      Business Purpose Revolving
                                                Promissory Note (Swing Line)
                                                made by Registrant in favor of
                                                Bank One, Akron, N.A., dated
                                                August 6, 1996 (in replacement
                                                of the Note included as Exhibit
                                                10.3.2 above), incorporated
                                                herein by reference to Exhibit
                                                10.3.8 to Registrant's Form 8-K
                                                dated August 16, 1996.

                                                10.3.3.a      Bank One Security
                                                              Agreement, dated
                                                              as of August 6,
                                                              1996, by and among
                                                              Registrant and
                                                              Bank One, Akron,
                                                              N.A., incorporated
                                                              herein by
                                                              reference to
                                                              Exhibit 10.3.8.a
                                                              to Registrant's
                                                              Form 8-K dated
                                                              August 16, 1996.


                                    10.3.4      Business Purpose Revolving
                                                Promissory Note (Swing Line)
                                                made by Registrant in favor of
                                                Bank One, NA (fka Bank One,
                                                Akron, N.A.), dated August 5,
                                                1997 (extending the credit
                                                facility evidenced by the Note
                                                included as Exhibit 10.3.3
                                                above), incorporated herein by
                                                reference to Exhibit 10.3.8 to
                                                Registrant's Form 10-Q for the
                                                quarter ended June 30, 1997.

                           10.4 Amended and Restated Agreement between Registrant and Symbol Technologies, Inc., dated as of September 30, 1992, filed herewith.

                           10.5 License, Rights, and Supply Agreement between Aironet Wireless Communications, Inc., a subsidiary of Registrant, and Registrant, dated as of March 31, 1998, filed herewith.

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

                           10.7 Stock Purchase Agreement by and among Registrant and FED Corporation, dated as of March 31, 1998, with respect to FED Corporation's purchase of all of the stock of Virtual Vision, Inc. (fka Vision Newco, Inc.), filed herewith.

                                    10.7.1       Escrow Agreement by and among
                                                 FED Corporation, Registrant and
                                                 First Union National Bank, with
                                                 respect to the transactions
                                                 under the Stock Purchase
                                                 Agreement included as Exhibit
                                                 10.7 above, filed herewith.

                           10.8 Subscription Agreement by and among New Meta Licensing Corporation, a subsidiary of Registrant, and certain officers of Registrant as Purchasers, dated as of September 19, 1995, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended September 30, 1995.

                           10.9 Amended and Restated Shareholder Agreement by and among Metanetics Corporation, a subsidiary of Registrant fka New Meta Licensing Corporation, and its Shareholders, including the officers of Registrant party to the Agreement included as Exhibit 10.8 above, dated as of March 28, 1996, incorporated herein by reference to Exhibit
                                    10.9.3 to Registrant's Form 10-K for the year ended March 31, 1996.

                           10.10 First Amendment, dated as of March 30, 1996, to the Agreement included as
                                    Exhibit 10.9 above, incorporated herein by reference to Exhibit 10.9.4 to Registrant's Form 10-K for the year ended March 31, 1996.

                           10.11 Stock Purchase Agreement by and among Meta Holding Corporation, a subsidiary of Registrant, and certain officers of Registrant as Purchasers, dated as of March 30, 1996, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-K for the year ended March 31, 1997.

                           10.12 Stock Purchase Agreement by and between Metanetics Corporation, a subsidiary of Registrant fka New Meta Licensing Corporation, and Accipiter II, Inc., dated as of September 30, 1996, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended September 30, 1996.

                           10.13 Stock Purchase Agreement by and between Registrant and Telantis Capital, Inc., dated as of March 31, 1997, incorporated herein by reference to Exhibit 10.10 to Registrant's Form 10-K for the year ended March 31, 1997.

                           10.14 Subscription Agreement by and among Aironet Wireless Communications, Inc., a subsidiary of Registrant, and the investors who executed the same, dated as of March 31, 1998, filed herewith.

                                    10.14.1          Form of Warrant issued
                                                     pursuant to the
                                                     Subscription Agreement
                                                     included as Exhibit 10.14
                                                     above, filed herewith.

                                    10.14.2          Stockholders Agreement by
                                                     and among Aironet Wireless
                                                     Communications, Inc. and
                                                     its Stockholders party
                                                     thereto, including
                                                     Registrant and the
                                                     investors party to the
                                                     Subscription Agreement
                                                     included as Exhibit 10.14
                                                     above, entered into as of
                                                     March 31, 1998 in
                                                     connection with the
                                                     transactions under the
                                                     Subscription Agreement,
                                                     filed herewith.

                                    10.14.3          Registration Rights
                                                     Agreement by and among
                                                     Aironet Wireless
                                                     Communications, Inc. and
                                                     certain of its security
                                                     holders, including
                                                     Registrant and the
                                                     investors party to the
                                                     Subscription Agreement
                                                     included as Exhibit 10.14
                                                     above, entered into as of
                                                     March 31, 1998 in
                                                     connection with the
                                                     transactions under the
                                                     Subscription Agreement,
                                                     filed herewith.

                  21.      Subsidiaries of Registrant, filed herewith.

                  23.      Consent of Coopers & Lybrand, L.L.P., filed herewith.

                  24. Power of Attorney, executed by members of the Board of Directors of Registrant, filed herewith.

                  27.1 Financial Data Schedule as of March 31, 1998, filed herewith.

                  27.2 Financial Data Schedule as of September 30, 1997, restated in compliance with SFAS No. 128, filed herewith.

                  27.3 Financial Data Schedule as of June 30, 1997, restated in compliance with SFAS No. 128, filed herewith.

                  27.4 Financial Data Schedule as of March 31, 1997, restated in compliance with SFAS No. 128, filed herewith.

                  27.5 Financial Data Schedule as of December 31, 1996, restated in compliance with SFAS No. 128, filed herewith.

                  27.6 Financial Data Schedule as of September 30, 1996, restated in compliance with SFAS No. 128, filed herewith.

                  27.7 Financial Data Schedule as of June 30, 1996, restated in compliance with SFAS No. 128, filed herewith.

                  27.8 Financial Data Schedule as of March 31, 1996, restated in compliance with SFAS No. 128, filed herewith.


(b)      Reports on Form 8-K

         No Current Report on Form 8-K was filed by Registrant during the last quarter of the fiscal year ended March 31, 1998, for which this Annual Report on Form 10-K is filed. Subsequent to the end of that fiscal quarter, Registrant filed the following Current Reports on Form 8-K:
         (i) Current Report dated April 21, 1998, reporting that Registrant had received a letter from Symbol Technologies, Inc. ("Symbol") expressing interest in a business combination with Registrant; (ii) Current Report dated May 8, 1998, reporting that Registrant's board of directors had determined that Symbol's suggested business combination was not in the best interest of the Company and its shareholders as well as the filing of two purported class action lawsuits alleging claims relating to the suggested business combination against Registrant and its directors; and (iii) Current Report dated June 5, 1998 reporting that, following private discussions with Symbol in an attempt to reach a mutual agreement, Registrant's board of directors had rejected an unsolicited $40 cash acquisition proposal from Symbol and that a second Symbol proposal involving up to $42 per share in cash and Symbol shares did not contain enough information to be considered by the board.

                       TELXON CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                              DOLLARS IN THOUSANDS

                                                                      ADDITIONS
                                               BALANCE AT            CHARGED TO                             BALANCE AT
                                              BEGINNING OF            COSTS AND                               END OF
DESCRIPTION                                      PERIOD               EXPENSES          DEDUCTIONS            PERIOD
-----------                                      ------               --------          ----------            ------

Valuation account for accounts receivable:
      Year ended March 31, 1998:                    $ 1,596             $    513         $   967 (a)             $ 1,142
      Year ended March 31, 1997:                    $ 1,731             $    378         $   513 (a)             $ 1,596
      Year ended March 31, 1996:                    $ 1,832             $  1,538         $ 1,639 (a)             $ 1,731


Valuation account for inventory:

      Year ended March 31, 1998:                    $15,983             $  4,135         $ 8,993 (b)            $ 11,125
      Year ended March 31, 1997:                    $10,063             $ 11,521         $ 5,601 (b)            $ 15,983
      Year ended March 31, 1996:                    $10,942             $  2,026         $ 2,905 (b)            $ 10,063

(a)      Doubtful accounts charged off, net of recoveries.
(b)      Write off of excess and/or obsolete material.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELXON CORPORATION

Date:    June 29, 1998              By:         /s/ Frank E. Brick
                                               Frank E. Brick, President
                                               and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This report may be signed in multiple counterparts, all of which taken together shall constitute a single document.


                                                         President,
/s/ Frank E. Brick                                 Chief Executive Officer                       June 29, 1998
Frank E. Brick                                  (principal executive officer)
                                                        and Director

/s/ Kenneth W. Haver                              Senior Vice President and                      June 29, 1998
Kenneth W. Haver                                   Chief Financial Officer
                                                 (principal financial officer)

/s/ Gary L. Grand                                   Corporate Controller                         June 29, 1998
Gary L. Grand                                  (principal accounting officer)

* Dr. Raj Reddy                                     Chairman of the Board                        June 29, 1998
  Dr. Raj Reddy                                         and Director

* John H. Cribb                                  Vice Chairman of the Board                      June 29, 1998
  John H. Cribb                                         and Director

* Robert A. Goodman                                       Director                               June 29, 1998
  Robert A. Goodman

* Norton W. Rose                                          Director                               June 29, 1998
  Norton W. Rose

* Richard J. Bogomolny                                    Director                               June 29, 1998
  Richard J. Bogomolny

         * The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Power of Attorney filed with the Securities and Exchange Commission as Exhibit 24 hereto on behalf of the Directors named therein unless otherwise indicated by manual signature on this Annual Report on Form 10-K.

Date:    June 29, 1998                     By: /s/ Kenneth W. Haver
                                           Kenneth W. Haver, Attorney-in-fact

                               TELXON CORPORATION

                                   EXHIBITS TO

                                    FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                INDEX TO EXHIBITS

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
                  Registrant pertaining to the rights of holders of Registrant's
                  Common Stock, par value $.01 per share, incorporated herein by reference to Exhibit No. 2(b) to Registrant's Registration
                  Statement on Form 8-A with respect to its Common Stock filed pursuant to Section 12(g) of the Securities Exchange Act, as amended by Amendment No. 1 thereto filed under cover of a Form
                  8 and Amendment No. 2 thereto filed on Form 8-A/A.

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
                               and advisors of Aironet Wireless Communications, Inc., a subsidiary of Registrant, incorporated herein by reference to Exhibit 10.1.7 to Registrant's Form 10-K for the year ended March
                               31, 1997.

**                             10.1.7.a     Amended and Restated 1996 Stock
                                            Option Plan for employees, directors
                                            and advisors of Aironet Wireless
                                            Communications, Inc., a subsidiary
                                            of Registrant, filed herewith.

*                 10.1.8       Non-Competition Agreement by and between
                               Registrant and Robert F. Meyerson, effective
                               February 27, 1997, incorporated herein by reference to Exhibit 10.1.8 to Registrant's Form
                               10-K for the year ended March 31, 1997.

**                10.1.9       Employment Agreement between Registrant and Frank
                               E. Brick, filed herewith.

**                             10.1.9.a     1997 Section 162(m)
                                            Performance-Based Compensation Plan
                                            of Registrant with respect to its
                                            President and Chief Executive
                                            Officer adopted by the
                                            Performance-Based Compensation
                                            Committee of Registrant's Board of
                                            Directors and approved by
                                            Registrant's Stockholders at the
                                            Annual Meeting thereof, held
                                            September 10, 1997, filed herewith.

**                10.1.10      Amended and Restated Employment Agreement between
                               Registrant and James G. Cleveland, effective as of April 1, 1997, filed herewith.

**                10.1.11      Amended and Restated Employment Agreement between
                               Registrant and Kenneth W. Haver, effective as of April 1, 1997, filed herewith.

**                10.1.12      Amended and Restated Employment Agreement between
                               Registrant and David D. Loadman, effective as of April 1, 1997, filed herewith.

**                10.1.13      Amended and Restated Employment Agreement between
                               Registrant and David W. Porter, effective as of April 1, 1997, filed herewith.

**                10.1.14      Amended and Restated Employment Agreement between
                               Registrant and Danny R. Wipff, effective as of April 1, 1997, filed herewith.



**                10.1.15      Description of Key Employee Retention Program and
                               form of letter agreements made by Registrant with key employees thereunder, filed herewith.

**                             10.1.15.a    Form of letter agreement made with
                                            key employees selected under the
                                            retention program described in
                                            Exhibit 10.1.15 above, filed
                                            herewith.

*                 10.1.16      Letter of the Audit Committee of Registrant's
                               Board of Directors, dated July 22, 1996, engaging
                               Norton Rose to act as the Committee's delegate to advise and assist Registrant's management, incorporated herein by reference to Exhibit
                               10.1.16 to Registrant's Form 10-K for the year ended March 31, 1997.

**                10.1.17      Letter agreement of Registrant with Robert A.
                               Goodman, dated as of December 29, 1997 and executed and delivered January 20, 1998, for continued consulting services following certain changes in his law practice, filed herewith.

         10.2     Material Leases of Registrant.

*                 10.2.1       Lease between Registrant and 3330 W. Market
                               Properties, dated as of December 30, 1986, for premises at 3330 W. Market Street, Akron, Ohio, incorporated herein by reference to Exhibit
                               10.2.1 to Registrant's Form 10-K for the year ended March 31, 1994.

**                10.2.2       Lease Agreement between The Woodlands Commercial
                               Properties Company, L.P. and Registrant, made and entered into as of January 16, 1998, including
                               Rider No. 1 thereto, for premises at 8302 New
                               Trails Drive, The Woodlands, Texas, filed herewith.

*                 10.2.3       Standard Office Lease (Modified Net Lease)
                               between Registrant and John D. Dellagnese III, dated as of July 19, 1995, including an Addendum thereto, for premises at 3875 Embassy Parkway, Bath Township (Akron), Ohio, incorporated herein by reference to Exhibit 10.2.4 to Registrant's
                               Form 10-K for the year ended March 31, 1996.

*                              10.2.3.a     Second Addendum, dated as of October
                                            5, 1995, to the Lease included as
                                            Exhibit 10.2.3 above, incorporated
                                            herein by reference to Exhibit
                                            10.2.4.a to Registrant's Form 10-K
                                            for the year ended March 31, 1996.

*                              10.2.3.b     Third Addendum, dated as of March 1,
                                            1996, to the Lease included as
                                            Exhibit 10.2.3 above, incorporated
                                            herein by reference to Exhibit
                                            10.2.4.b to Registrant's Form 10-K
                                            for the year ended March 31, 1996.

*                              10.2.3.c     Fourth Addendum, dated as of April
                                            16, 1996, to the Lease included as
                                            Exhibit 10.2.3 above, incorporated
                                            herein by reference to Exhibit
                                            10.2.2.c to Registrant's Form 10-Q
                                            for the quarter ended June 30, 1997.

*                              10.2.3.d     Fifth Addendum, dated as of June 24,
                                            1997, to the Lease included as
                                            Exhibit 10.2.3 above, incorporated
                                            herein by reference to Exhibit
                                            10.2.2.d to Registrant's Form 10-Q
                                            for the quarter ended June 30, 1997.

**                10.2.4       Lease Contract between Desarrollos Inmobiliarios
                               Paso del Norte, S.A. de C.V. and Productos y
                               Servicios de Telxon, S.A. de C.V., a subsidiary of Registrant, for in Ciudad Juarez, Chihuahua,
                               Mexico, made and entered into as of April 10, 1997, filed herewith.

         10.3     Credit Agreements of Registrant.

*                 10.3.1       Credit Agreement by and among Registrant, the
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

**                             10.3.1.d     Amendment No. 3, dated as of
                                            December 12, 1997, to the Agreement
                                            included as Exhibit 10.3.1 above,
                                            filed herewith.

*                 10.3.2       Business Purpose Revolving Promissory Note
                               (Swing Line) made by Registrant in favor of Bank
                               One, Akron, N.A., dated March 20, 1996,
                               incorporated herein by reference to Exhibit
                               10.3.7 to Registrant's Form 10-K for the year ended March 31, 1996.

*                 10.3.3       Business Purpose Revolving Promissory Note
                               (Swing Line) made by Registrant in favor of Bank
                               One, Akron, N.A., dated August 6, 1996 (in replacement of the Note included as Exhibit
                               10.3.2 above), incorporated herein by reference to Exhibit 10.3.8 to Registrant's Form 8-K dated
                               August 16, 1996.

*                              10.3.3.a     Bank One Security Agreement, dated
                                            as of August 6, 1996, by and among
                                            Registrant and Bank One, Akron,
                                            N.A., incorporated herein by
                                            reference to Exhibit 10.3.8.a to
                                            Registrant's Form 8-K dated August
                                            16, 1996.

*                 10.3.4       Business Purpose Revolving Promissory Note
                               (Swing Line) made by Registrant in favor of Bank
                               One, NA (fka Bank One, Akron, N.A.), dated August
                               5, 1997 (extending the credit facility evidenced by the Note included as Exhibit 10.3.3 above), incorporated herein by reference to Exhibit
                               10.3.8 to Registrant's Form 10-Q for the quarter ended June 30, 1997.

**       10.4     Amended and Restated Agreement between Registrant and Symbol
                  Technologies, Inc., dated as of September 30, 1992, filed herewith.

**       10.5     License, Rights, and Supply Agreement between Aironet Wireless
                  Communications, Inc., a subsidiary of Registrant, and Registrant, dated as of March 31, 1998, filed herewith.

*        10.6     Agreement of Purchase and Sale of Assets by and among Vision
                  Newco, Inc., a subsidiary of Registrant, Virtual Vision, Inc., as debtor and debtor in possession, and the Official Unsecured
                  Creditors' Committee, on behalf of the bankruptcy estate of Virtual Vision, dated as of July 13, 1995, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended June 30, 1995.

**       10.7     Stock Purchase Agreement by and among Registrant and FED
                  Corporation, dated as of March 31, 1998, with respect to FED
                  Corporation's purchase of all of the stock of Virtual Vision, Inc. (fka Vision Newco, Inc.), filed herewith.

**                10.7.1       Escrow Agreement by and among FED Corporation,
                               Registrant and First Union National Bank, with respect to the transactions under the Stock
                               Purchase Agreement included as Exhibit 10.7 above, filed herewith.

*        10.8     Subscription Agreement by and among New Meta Licensing
                  Corporation, a subsidiary of Registrant, and certain officers of Registrant as Purchasers, dated as of September 19, 1995, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended September 30,
                  1995.

*        10.9     Amended and Restated Shareholder Agreement by and among
                  Metanetics Corporation, a subsidiary of Registrant fka New
                  Meta Licensing Corporation, and its Shareholders, including the officers of Registrant party to the Agreement included as
                  Exhibit 10.8 above, dated as of March 28, 1996, incorporated herein by reference to Exhibit 10.9.3 to Registrant's Form
                  10-K for the year ended March 31, 1996.

*        10.10    First Amendment, dated as of March 30, 1996, to the Agreement included as Exhibit 10.9 above, incorporated herein by reference to Exhibit 10.9.4 to Registrant's Form 10-K for the year ended March 31, 1996.

*        10.11    Stock Purchase Agreement by and among Meta Holding
                  Corporation, a subsidiary of Registrant, and certain officers of Registrant as Purchasers, dated as of March 30, 1996, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-K for the year ended March 31, 1997.

*        10.12    Stock Purchase Agreement by and between Metanetics
                  Corporation, a subsidiary of Registrant fka New Meta Licensing
                  Corporation, and Accipiter II, Inc., dated as of September 30,
                  1996, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended September 30,
                  1996.

*        10.13    Stock Purchase Agreement by and between Registrant and
                  Telantis Capital, Inc., dated as of March 31, 1997, incorporated herein by reference to Exhibit 10.10 to Registrant's Form 10-K for the year ended March 31, 1997.

**       10.14    Subscription Agreement by and among Aironet Wireless
                  Communications, Inc., a subsidiary of Registrant, and the investors who executed the same, dated as of March 31, 1998, filed herewith.

**                10.14.1      Form of Warrant issued pursuant to the
                               Subscription Agreement included as Exhibit 10.14 above, filed herewith.

**                10.14.2      Stockholders Agreement by and among Aironet
                               Wireless Communications, Inc. and its
                               Stockholders party thereto, including Registrant and the investors party to the Subscription
                               Agreement included as Exhibit 10.14 above, entered into as of March 31, 1998 in connection with the transactions under the Subscription
                               Agreement, filed herewith.

**                10.14.3      Registration Rights Agreement by and among
                               Aironet Wireless Communications, Inc. and certain of its security holders, including Registrant and the investors party to the Subscription
                               Agreement included as Exhibit 10.14 above, entered into as of March 31, 1998 in connection with the transactions under the Subscription
                               Agreement, filed herewith.

**       21.      Subsidiaries of Registrant, filed herewith.

**       23.      Consent of Coopers & Lybrand, L.L.P., filed herewith.

**       24.      Power of Attorney, executed by members of the Board of
                  Directors of Registrant, filed herewith.

**       27.1     Financial Data Schedule as of March 31, 1998, filed herewith.
                  herewith.

**       27.2     Financial Data Schedule as of September 30, 1997, restated
                  in compliance with SFAS No. 128, filed herewith.

**       27.3     Financial Data Schedule as of June 30, 1997, restated in
                  compliance with SFAS No. 128, filed herewith.

**       27.4     Financial Data Schedule as of March 31, 1997, restated in
                  compliance with SFAS No. 128, filed herewith.

**       27.5     Financial Data Schedule as of December 31, 1996, restated in compliance with SFAS No. 128, filed herewith.

**       27.6     Financial Data Schedule as of September 30, 1996, restated in compliance with SFAS No. 128, filed herewith.

**       27.7     Financial Data Schedule as of June 30, 1996, restated in
                  compliance with SFAS No. 128, filed herewith.

**       27.8     Financial Data Schedule as of March 31, 1996, restated in
                  compliance with SFAS No. 128, filed herewith.

*        Previously filed
**       Filed herewith