Form 10-K/A
period 1998-03-31
TELXON CORP
filed 1998-07-15
CIK 352495

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

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends and restates in full the disclosures made by the registrant, Telxon Corporation ("Telxon", and together with its subsidiaries, the "Company"), in response to "ITEM 1. BUSINESS", "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION", and "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" in its Form 10-K as original filed with the Securities and Exchange Commission (the "Commission") via EDGAR transmission on June 29, 1998 (the "Original Filing"). The disclosures responsive to all of the other Items in the Original Filing shall not be affected by this Amendment but continue as set forth in the Original Filing without change. Notwithstanding the foregoing, the disclosures in the Original Filing, as amended by this Amendment, are subject to updating and supplementation by the disclosures contained in the filings made by the Company with the Commission for any period or as of any date subsequent to the fiscal year ended March 31, 1998, covered by the Original Filing.

The purpose of this Amendment No. 1 is to make the following corrections and clarifications:

     -- In "ITEM 1. BUSINESS", to correct the portion of the business of the Company's Aironet Wireless Communications, Inc. subsidiary identified as being with Telxon, and

     -- In "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA",

         i) to eliminate the overstatement of "Other long-term liabilities" in the Cash Flows from Operations section of the Consolidated Statement of Cash Flows resulting from the double-counting in that line item of the separately stated line item for "Minority interests" in the same section of that Statement (the amounts of "Total adjustments" and "Net cash provided by operating activities" stated in that section of the Original Filing were correctly computed without any double-counting and, therefore, have not changed),

         ii) to correct a rounding error in the amount shown for the "Other" line item for 1998 in the reconciliation of tax rates in Note 7 to the consolidated financial statements (the "Consolidated effective income tax rate" stated for 1998 in the reconciliation in the Original Filing was correct and, therefore, has not been changed), and

         iii) to correct the number of shares of the Company's Metanetics Corporation subsidiary stated in Note 16 to the consolidated financial statements as having been repurchased during the year from former employees and the corresponding percentage of the subsidiary's stock owned by the Company.

Except as specifically identified above, no changes have been made in the body of the consolidated financial statements themselves. In addition to the foregoing corrections, certain corrections of grammar and of internal inconsistencies in the amounts stated for certain items discussed in more than one place within the Original Filing and of the internal page numbering cross-references and other clerical errors have been made at various places throughout the aforementioned Items 1, 7 and 8 in the Original Filing. Except for the corrections described above, the disclosures set forth herein do not differ from those in Items 1, 7 and 8 of the Original Filing. The response to
Item 14 has been amended only to reflect the replacement of the Consent of the Company's independent accountants, Coopers & Lybrand L.L.P. included as Exhibit 23 to the Original Filing with the consent of PricewaterhouseCoopers LLP (the successor to Coopers & Lybrand L.L.P. effective July 1, 1998) included as
Exhibit 23 to this Amendment which is necessitated by the above-described corrections to the audited financial statements included in amended and restated
Item 8.

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

In the first phase, implemented during fiscal 1997, the Company focused on continuous improvements in operations and new product development. The Company implemented a number of programs aimed at reducing the cost of its products through new design procedures, improved sourcing and model consolidations. The Company believes this phase has been successful in increasing its gross margin from an average of approximately 32 percent in the first half of fiscal 1997 to an average of over 40 percent in fiscal 1998.

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

In fiscal 1998, the Company began the consolidation and relocation of certain of its engineering, product development and customer service operations to Houston, Texas, in close proximity to its existing manufacturing and National Service Center operations. This new structure will enable Telxon to realize the benefits of concurrent engineering and improve its ability to integrate world class technology and customer service capabilities. In addition to a reduction in its overall operating costs, the Company expects the consolidation to result in a reduction of its product development time to market and an enhanced ability to support its customers on a worldwide basis.

To complete the transition, the Company has begun the third phase of its new business model, focusing on redesigning Telxon's infrastructure and logistics systems to address changing market conditions more effectively. As part of its program of continuous improvement, all operations of the Company will be subject to ongoing review. In addition, Telxon continues to evaluate alternative strategies to better reflect the embedded value of investments in its technical subsidiaries in its market value.

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

TECHNICAL SUBSIDIARIES

To more fully participate in rapidly growing sectors of the wireless communications and computing industries, Telxon, in fiscal 1993, began a program to accelerate advanced research, technology and product development. The major initiative in this strategy was forming or purchasing new product and technology companies exhibiting entrepreneurial innovation and leadership. Telxon also increased its investment in its own research and product development operations.

Products and technologies that have been identified through this strategy include:

         *     Ruggedized mobile computers with wide area radio capabilities

         *     Wireless pen-based workslates

         *     Advanced character recognition software

         * Advanced 2D bar code encoding and autodiscriminating decode software

         *     Advanced image processing

         * Advanced 900 Mhz and 2.4 Ghz spread spectrum radios and wireless networks

         *     Advanced CPU and ASIC design

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

         Aironet Wireless Communications(TM), Inc.

         In January 1994, the Company formed Aironet Wireless Communications, Inc. ("Aironet"(R)) of Akron, Ohio, to continue development and marketing of WLAN systems. Aironet was formed from one subsidiary company and two units of the Company:

         * Telesystems SLW, Inc. -- designer and manufacturer of wireless spread spectrum WLAN radios that was purchased by Telxon in 1992.


----------

         * Aironet and Aironet Wireless Communications are registered trademarks of Aironet Wireless Communications, Inc.

         * Telxon's Radio and Wireless Network Engineering Group -- designers of advanced spread spectrum radio technology and network software.

         * Telxon's RF Software Engineering Group -- advanced software designers of universal wireless connectivity systems for integration to other computer manufacturers' networks.

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

In addition to their technological value, the Company's technical subsidiaries are also a potential source of financial value. The Company sold its ruggedized notebook computer subsidiary, Itronix Corporation, which it had acquired in March 1993 for $4 million, to Dynatech Corporation of Burlington, Massachusetts in December 1996 for $65 million in cash. The Company also sold its head mounted display subsidiary, Virtual Vision(R), Inc., to FED Corporation of Hopewell Junction, New York in March 1998 for $5 million in cash and stock. The Company had acquired Virtual Vision in July 1995 for $3 million.

------------------
         *     Metanetics is a registered trademark of Metanetics
               Corporation.

         *     Teletransaction is a trademark of Teletransaction, Inc.

         * PenRight! and PenRight! Pro are registered trademarks of PenRight! Corporation.

         * Microsoft and Pen for Windows are registered trademarks of Microsoft Corporation.

THE COMPANY'S STRATEGIC PLAN FOR AIRONET

Overview
--------
The Company has been an early leader in the WLAN industry with over 500,000 RF-enabled devices installed, serving over 2,000 customers worldwide. Aironet, the Company's WLAN subsidiary, has essentially been its sole supplier of spread-spectrum radios, the key component in a WLAN system. The Company was Aironet's largest customer in fiscal 1998, representing approximately 55% of their volume.

The Company and Aironet have identified emerging market opportunities that will be driven by the evolution of WLAN technologies from proprietary to open-systems. In June 1997, the long-expected IEEE 802.11 interoperability standard for WLAN products was ratified. This evolution is expected to expand market acceptance of WLAN technologies through lower costs, new applications and new users among the Company's traditional vertical markets and new markets such as those that serve the occasionally-connected mobile professional or the needs of the small office/home office. These new markets will adopt WLAN products as a mobile or flexible low-cost alternative to typical wired-line connections.

Over the last 3 years, the Company has designed and initiated a plan to expand the Company's and Aironet's leadership in the WLAN industry, maximize the value of its investment in Aironet and generate increased value for the Company's shareholders ("Aironet Plan"). Key elements of the Aironet Plan address how the Company and Aironet can most effectively support their legacy WLAN installed base, manage and assist customers' transition from proprietary to open WLAN systems, access and compete in the high growth new emerging markets, and attract and retain the highest quality technical resources.

Independent Ownership
---------------------
The Company believes that as the use of WLAN technology expands and these emerging opportunities are realized, the incremental value being generated by Aironet will likely be under-recognized as an embedded asset within the Company's traditional valuation multiples. In early 1996, The Company and Aironet initiated discussions with outside advisors and potential investors to outline and initiate the next phase of the Aironet Plan to expose and unlock this embedded value.

The Company's board approved a plan to position Aironet as an independent organization by initiating outside minority ownership and outside participation on the Aironet board. The plan expects to draw on the prior experience, expertise and relationships of these outside investors and board members to help drive the process of increasing and unlocking the value in Aironet and to assess possible strategies that include a public offering, private sale of Aironet,a spin-off of the Company's shares in Aironet to the Company's shareholders or some combination of these alternatives. Aironet, as an independent organization, is expected to create an entrepreneurial environment, effective in the competitive recruitment of technical WLAN and RF resources, utilizing a variety of incentives to key employees including equity participation and employee stock options.

As a result of Aironet's increased focus of its resources on leading technology development and these emerging opportunities and the benefits and incentives of the entrepreneurial environment, the Company expects Aironet to achieve higher revenues and earnings growth as an independent organization than it would as a wholly owned subsidiary of the Company.

Manufacturing Rights, Software License and Supply Agreements ("Agreements")
---------------------------------------------------------------------------
The Company and Aironet executed various Agreements in March 1998 assured that the Company's continued access to Aironet's WLAN products and technology necessary to continue to support its current and future customers WLAN requirements.

These Agreements provide for the Company to assume full control of sourcing and support for its own legacy RF product requirements. Since July 1997, the Company has assumed the sourcing duties for its legacy WLAN product requirements, effectively moving the production management of Aironet's traditional volume to the Company's Houston-based manufacturing group. Shifting these sourcing duties to the Company allows Aironet to focus its resources on the development of new products for current markets and the high growth, high volume emerging markets.

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

Private Placement Overview
--------------------------
In late 1997, the Company and Aironet initiated discussions with selected venture capital firms, soliciting equity investment commitments into Aironet under terms reflective of a late-stage investment venture and the rights, benefits and value retained by the Company under the Manufacturing Rights and Software License, including the various annual caps, declining rates and sunset provisions on royalties payable to Aironet. These terms, while assuring the Company's continued and favorable access to Aironet's products and technology, effectively eliminates over three years or less the legacy product income Aironet earns from the Company. The value of Aironet to outside investors therefore is heavily tied to the future success of Aironet's new products and ability to access the new emerging market opportunities outside the traditional inter-company business with the Company.

After several months of negotiation, a $3.4 million private placement was completed in March 1998 with three open commitments (under the same March 1998 terms) totaling $.8 million, completed in April 1998. Aironet issued 1,206,349 shares at $3.50 per share with 361,905 warrants, exercisable within 3 years under certain conditions, at $3.50.

Other key terms of this $4.2 million private placement include the right for the investor group to designate one board seat and one observer seat on the Aironet board, with expanded rights if the Company's ownership interest in Aironet is reduced below certain levels or in the event of a hostile change of control of the Company, and three demand registration rights after 12 months or certain changes in Aironet ownership. Investors who purchased shares in the private placement will have a one-time opportunity, 90 days after a non-hostile change in control of the Company to sell their then owned Aironet shares to the successor within 30 days, at $10.50 per share.

An Aironet stock option plan was adopted in April 1996, and subsequently amended, which authorized a pool of 1.95 million stock options. Approximately
1.7 million options have been granted at fair market value through June 29, 1998 at exercise prices of $1.86 - $3.50 per share.

As of June 29, 1998, the Company owned 76% of the common shares outstanding in Aironet and 63% after the effect of all dilutive stock options and warrants.

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

The portable computer wireless local area network markets in which Telxon participates have exhibited rapid rates of growth, and are projected to continue to grow rapidly. According to Frost & Sullivan, the worldwide market for portable computing products totaled roughly $30 billion in 1996, and has grown at a compound annual rate of over 25 percent from 1992 to 1996. Frost &
Sullivan projects that the major segments of this market will grow at compound annual rates of between 17-25 percent through 2003.

According to Frost & Sullivan, the North American market for wireless local area networks totaled approximately $166 million in 1995, and has grown at a compound annual rate of over 30 percent from 1992 to 1995. Frost & Sullivan projects this market will continue to grow at this rate through 2002.

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

The Company has been granted a number of patents for its spread spectrum technology and was the first company in the wireless industry to receive FCC and Canadian Department of Communication approval for its spread spectrum radios. In June 1996, Aironet received approval from the United States Federal Communication Commission ("FCC") for its new 2.4 Ghz frequency hopping family of WLAN products, making Aironet the only company that currently designs and manufactures both 900 Mhz and 2.4 Ghz direct sequence and 2.4 Ghz frequency hopping spread spectrum radios. The designs of the Company's WLAN systems and products are based upon the Institute of Electrical and Electronic Engineer's
(IEEE) 802.11 specification for RF protocol standards, which was ratified by the IEEE Standards Activity Board on June 26, 1997. The Company intends to bring its systems and products into compliance with the IEEE 802.11 standards. In April 1998, Aironet became the first company in the WLAN industry to break the 10 Mbps barrier and receive FCC approval for its newly announced 11 Mbps wireless PC card for operation in the unlicensed 2.4 Ghz ISM band.

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

Third-party wide area network radios are integrated with the Company's mobile computing devices for access to wireless wide area packet data networks such as ARDIS(R), RAM(R), or CDPD.

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

----------
         * Air-I/O, AirAWARE, Gateway Connectivity System and GCS are trademarks of Telxon Corporation.

         * ARDIS is a registered trademark of IBM Corporation and Motorola Corporation.

         *        RAM is a registered trademark of RAM Mobile Data, Inc.

         *        ShopKeeper and MiniNet are trademarks of Telxon Corporation.

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

--------------
         * Windows NT, Windows CE and Windows 95 are registered trademarks of Microsoft Corporation.

         *        JavaOS and HotJava Browser are trademarks of Sun Microsystems,
                  Inc.

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

                                                                                   PERIOD TO PERIOD
                                                PERCENTAGE OF TOTAL REVENUES      INCREASE(DECREASE)
                                                ----------------------------     --------------------
                                                                                   1998         1997
                                                    YEAR ENDED MARCH 31,         COMPARED     COMPARED
                                                 1998       1997       1996      TO 1997      TO 1996
                                                 ----       ----       ----      -------      -------

Product revenues, net ......................     83.5%      84.0%      85.9%       (.6)%     (6.3)%
Customer service revenues, net .............     16.5       16.0       14.1        2.9        8.5
                                                -----      -----      -----
         Total net revenues ................    100.0      100.0      100.0       N.M.       (4.2)
Cost of product revenues ...................     49.0       57.2       51.2      (14.4)       7.0
Cost of customer service revenues ..........     10.5       10.1        8.0        3.4       21.1
Selling expenses ...........................     16.7       19.0       17.0      (11.8)       7.4
Product development and engineering expenses      8.0        9.5        9.3      (15.6)      (2.1)
General and administrative expenses ........      8.4       11.5        8.1      (26.7)      35.1
                                                -----      -----      -----
                                                 92.6      107.3       93.6      (13.7)       9.8
                                                -----      -----      -----
         Income (loss) from operations .....      7.4       (7.3)       6.4      201.4     (208.1)
Interest income ............................       .3         .3         .2        5.6       95.9
Interest expense ...........................     (1.5)      (1.7)      (1.4)     (10.9)      19.0
Gain on sale of subsidiary stock ...........       .3         --         .2       N.M.       N.M.
Other non-operating (expense) income .......      (.3)       7.5         .1       N.M.       N.M.
                                                -----      -----      -----
         Income (loss) before income taxes
         and cumulative effect of an
         accounting change .................      6.2       (1.2)       5.5      607.0     (121.2)
Provision for income taxes .................      2.7         .3        2.1      807.0      (86.7)
                                                -----      -----      -----
         Net income (loss) before cumulative
         effect of an accounting change ....      3.5       (1.5)       3.4      333.0     (142.7)
                                                -----      -----      -----
Cumulative effect of an accounting change,
  net of taxes .............................       .2         --         --       N.M.         --
                                                -----      -----      -----
         Net income (loss) .................      3.3%      (1.5)%      3.4%       4.8%    (142.7)
                                                =====      =====      =====

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

Certain of the Company's products, sub-assemblies and components are procured from single source suppliers, and others are procured from only a limited number of suppliers. The Company has in the past encountered, and may in the future encounter, shortages of supplies and delays in deliveries of products, sub-assemblies and components from its third party suppliers. Such shortages and delays, or should any third party supplier become unable or unwilling to supply such items to the Company consistent with the Company's volume and quality requirements, could have a materially adverse effect on the Company's ability to ship products, and, in turn, its business and results of operations could be materially adversely affected.

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

The Company has substantially completed the initial writing of the software/firmware upgrades for the existing products which are not presently, but are to be made Year 2000 ready, and has completed a majority of the testing of those upgrades. Subject to negotiated contractual commitments, the Company will make the upgrades available free of charge for products purchased after December 31, 1997, but customers will be responsible for installing the upgrades (or they may retain the Company to do so for a fee). Given the technical nature of the task of isolating and correcting non-compliant programming and the limited internal resources available, and the increasing demand for available external resources to perform the work, there can be no assurance as to if, when and at what cost the upgrades can be completed.

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

                                  YEAR ENDED MARCH 31,                       INCREASE (DECREASE)
                                  --------------------                       -------------------
                                   1998         1997                      DOLLAR        PERCENTAGE
                                   ----         ----                      ------        ----------
                                         (IN THOUSANDS)

Product, net ..............      $389,124      $391,406                  $(2,282)          (0.6)%
Customer service, net .....        76,746        74,606                    2,140            2.9 %
                                 --------      --------                  -------
         Total net revenues      $465,870      $466,012                  $  (142)           N.M.
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

The $3.3 million or 4.5% increase in consolidated customer service revenues from continuing operations during fiscal 1998 as compared to fiscal 1997 was due primarily to the continued increase in the installed base of the Company's products, in turn generating increased maintenance and "time & material" billings. Consolidated customer service revenue, as a percentage of consolidated product revenue, has remained relatively constant, 21.1% in fiscal 1998 vs. 23.7% in fiscal 1997, illustrating the correlative relationship between consolidated customer service revenue and consolidated product revenues. The Company anticipates increased consolidated customer service revenues in fiscal 1999.

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

1997 VS. 1996


                                            YEAR ENDED MARCH 31,                 INCREASE (DECREASE)
                                            --------------------                 -------------------
                                           1997             1996              DOLLAR          PERCENTAGE
                                           ----             ----              ------          ----------
                                                       (IN THOUSANDS)

Product, net ....................        $391,406         $417,725            $(26,319)         (6.3)%
Customer service, net............          74,606           68,744               5,862           8.5%
                                         --------         --------            --------
Total net revenues ..............        $466,012         $486,469            $(20,457)         (4.2)%
                                         ========         ========            ========

The decrease in consolidated product revenues in fiscal 1997 from fiscal 1996 levels was due primarily to the absence in the fourth quarter of product revenues from Itronix as the result of the sale of that subsidiary's business at December 31, 1996. During the fourth quarter of fiscal 1996, Itronix recorded total product revenues of $30.8 million. The Company's fiscal 1997 and 1996 consolidated product revenues, adjusted for the sale of Itronix by excluding Itronix total product revenues of $62.6 million for the first nine months of fiscal 1997 and $61.5 million for the twelve months of fiscal 1996, amounted to $328.8 million and $356.2 million, respectively. In addition to the impact of the sale of Itronix, the Company's fiscal 1997 product revenues were negatively impacted by a decrease in PTC unit volume that was partially offset by an increase in the average selling price per PTC unit. The increased average selling price per PTC unit was primarily due to the increase in the Company's sales volume of comprehensive wireless systems and other more complex and costly products (such as pen-based and touch-screen workslates) as a percentage of total product revenues.

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

COST OF REVENUES
1998 VS. 1997


                                            YEAR ENDED MARCH 31,                 INCREASE (DECREASE)
                                            --------------------                 -------------------
                                           1998             1997              DOLLAR          PERCENTAGE
                                           ----             ----              ------          ----------
                                                       (IN THOUSANDS)

Product .........................        $228,318         $266,624            $(38,306)         (14.4)%
Customer service ................          48,836           47,248               1,588            3.4 %
                                         --------         --------            --------
Total cost of revenues ..........        $277,154         $313,872            $(36,718)         (11.7)%
                                         ========         ========            ========

Cost of product revenues as a
  percentage of product revenues,
  net ...........................            58.7%            68.1%
Cost of customer service revenues
  as a percentage of customer
  service revenues, net .........            63.6%            63.3%

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

Consolidated inventory allowance accounts decreased to $11.5 million at March 31, 1998, from $16.0 million at March 31, 1997. This decrease was primarily the result of the physical disposition of $9.1 million of fully reserved obsolete material during fiscal 1998 that had previously been identified during the streamlining of the Company's product lines in fiscal 1997, partially offset by the continued provision for inventory obsolescence. As a percentage of consolidated gross inventories, the Company's consolidated inventory allowances decreased to 9.6% at March 31, 1998, from 15.9% at March 31, 1997.


1997 VS. 1996

                                           YEAR ENDED MARCH 31,                     INCREASE
                                           --------------------                     --------
                                         1997              1996              DOLLAR         PERCENTAGE
                                         ----              ----              ------         ----------
                                                    (IN THOUSANDS)

Product ..............................  $266,624       $249,120             $ 17,504           7.0%
Customer service .....................    47,248         39,016                8,232          21.1%
                                        --------       --------             --------
Total cost of revenues ...............  $313,872       $288,136             $ 25,736           8.9%
                                        ========       ========             ========

Cost of product revenues as a
  percentage of product revenues,
  net ................................      68.1%          59.6%
Cost of customer service revenues
  as a percentage of customer
  service revenues, net ..............      63.3%          56.8%

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

OPERATING EXPENSES

1998 VS. 1997

                                       YEAR ENDED MARCH 31,                     (DECREASE)
                                       --------------------                     ----------
                                     1998              1997               DOLLAR          PERCENTAGE
                                     ----              ----               ------          ----------
                                                  (IN THOUSANDS)


Selling expenses ............      $ 77,858          $ 88,321            $(10,463)         (11.8)%
Product development and
  engineering expenses ......        37,500            44,439              (6,939)         (15.6)%
General and administrative...
  expenses ..................        39,028            53,230             (14,202)         (26.7)%
                                   --------          --------            --------
Total operating expenses ....      $154,386          $185,990            $(31,604)         (17.0)%
                                   ========          ========            ========


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

1997 VS. 1996

                                                   YEAR ENDED MARCH 31,         INCREASE (DECREASE)
                                                   --------------------         -------------------
                                                  1997           1996         DOLLAR         PERCENTAGE
                                                  ----           ----         ------         ----------
                                                            (IN THOUSANDS)


Selling expenses .............................   $ 88,321      $ 82,207      $  6,114            7.4%
Product development and
  engineering expenses .......................     44,439        45,383          (944)          (2.1)%
General and administrative ...................
  expenses ...................................     53,230        39,415        13,815           35.1%
                                                 --------      --------      --------
Total operating expenses .....................   $185,990      $167,005      $ 18,985           11.4%
                                                 ========      ========      ========

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


INTEREST EXPENSE

1998 VS. 1997

                                      YEAR ENDED MARCH 31,           INCREASE (DECREASE)
                                      --------------------           -------------------
                                     1998           1997           DOLLAR         PERCENTAGE
                                     ----           ----           ------         ----------
                                               (IN THOUSANDS)

Interest income .........           $  1,573       $  1,489       $     84            5.6 %
Interest expense ........             (7,181)        (8,056)          (875)         (10.9)%
                                    --------       --------       --------
Net interest expense ....           $ (5,608)      $ (6,567)      $   (959)         (14.6)%
                                    ========       ========       ========

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


1997 VS. 1996

                                      YEAR ENDED MARCH 31,               INCREASE
                                      --------------------               --------
                                     1997            1996         DOLLAR         PERCENTAGE
                                     ----            ----         ------         ----------
                                               (IN THOUSANDS)

Interest income .........           $  1,489       $    760       $    729          95.9%
Interest expense ........             (8,056)        (6,770)         1,286          19.0%
                                    --------       --------       --------
Net interest expense ....           $ (6,567)      $ (6,010)      $    557           9.3%
                                    ========       ========       ========



Net interest expense as a percentage of revenues was approximately 1% in both fiscal 1997 and 1996. The increase in the Company's fiscal 1997 consolidated net interest expense from fiscal 1996 was primarily due to the fact that the Company's 5-3/4% convertible subordinated notes, which were issued during the third quarter of fiscal 1996, were outstanding for the entire 1997 fiscal year.


INCOME TAXES

1998 VS. 1997

                                      YEAR ENDED MARCH 31,          INCREASE (DECREASE)
                                      --------------------          -------------------
                                     1998            1997         DOLLAR         PERCENTAGE
                                     ----            ----         ------         ----------
                                               (IN THOUSANDS)

Provision for income taxes......    $ 12,408       $ 1,368        $11,040           N.M.

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

1997 VS. 1996

                                            YEAR ENDED MARCH 31,                   (DECREASE)
                                            --------------------                   ----------
                                          1997             1996              DOLLAR         PERCENTAGE
                                          ----             ----              ------         ----------
                                                      (IN THOUSANDS)

Provision for income taxes........      $ 1,368          $ 10,314           $ (8,946)        (86.7)%

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


NON-OPERATING INCOME

1998 VS. 1997

                                             YEAR ENDED MARCH 31,                INCREASE (DECREASE)
                                             --------------------                -------------------
                                            1998             1997               DOLLAR      PERCENTAGE
                                            ----             ----               ------      ----------
                                                      (IN THOUSANDS)

Gain on sale of subsidiary
  stock...............................    $  1,637          $     --           $  1,637        N.M.
Other non-operating (expense)
  income..............................      (1,504)           34,726            (36,230)       N.M.
                                          --------          --------           --------
Total non-operating income............    $    133          $ 34,726           $(34,593)
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

Effective March 31, 1998, the Company sold the stock of its Virtual Vision subsidiary to a third party in exchange for $.5 million in cash and $4.5 million in Series F Preferred Shares of FED Corporation at a value of $6.00 per share or 750,000 shares. The Company recorded a pre-tax gain of $.7 million, net of transaction costs, as non-operating income in the accompanying consolidated statement of operations.

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

1997 VS. 1996

                                          YEAR ENDED MARCH 31,                  INCREASE (DECREASE)
                                          --------------------                  -------------------
                                         1997              1996              DOLLAR           PERCENTAGE
                                         ----              ----              ------           ----------
                                                     (IN THOUSANDS)

Gain on sale of subsidiary
  stock............................    $     --           $ 1,116           $ (1,116)            N.M.
Other non-operating income.........      34,726               401             34,325             N.M.
                                       --------           -------           --------
Total non-operating income.........    $ 34,726           $ 1,517           $ 33,209             N.M.
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

FINANCIAL CONDITION

LIQUIDITY

1998 VS. 1997

                                                            MARCH 31,                     DOLLAR
                                                            ---------                    INCREASE
                                                     1998              1997             (DECREASE)
                                                     ----              ----             ----------
                                                            (IN THOUSANDS EXCEPT RATIOS)

Cash and cash equivalents ...................      $ 27,500          $ 45,386           $(17,886)
Accounts and notes receivable ...............       148,688           128,271             20,417
Inventories .................................       108,178            84,499             23,679
Other .......................................        11,307            11,956               (649)
                                                   --------          --------           --------
Total current assets ........................      $295,673          $270,112           $ 25,561
                                                   ========          ========           ========

Notes payable ...............................      $  3,000          $     50           $  2,950
Accounts payable ............................        58,634            47,917             10,717
Income taxes payable ........................         3,390             3,077                313
Accrued liabilities .........................        41,034            49,000             (7,966)
Other .......................................           968             1,010                (42)
                                                   --------          --------           --------
Total current liabilities ...................      $107,026          $101,054           $  5,972
                                                   ========          ========           ========

Working capital (current assets
  less current liabilities) .................      $188,647          $169,058           $ 19,589
                                                   ========          ========           ========

Current ratio (current assets divided
  by current liabilities) ...................      2.8 to 1          2.7 to 1

As illustrated in the preceding table, the increase in the Company's working capital at March 31, 1998, from March 31, 1997, was primarily attributable to the increases in accounts and notes receivable and inventories and the decrease in accrued liabilities. The increase in accounts receivable was primarily the result of the increase in domestic sales in the fourth quarter of fiscal 1998 versus the fourth quarter of fiscal 1997. Additionally, domestic days sales outstanding increased to 85 days at March 31, 1998, from 83 days at March 31, 1997. The increase in inventories at March 31, 1998, was due to increased purchases of raw materials to take advantage of volume discounts and inventory required for the initial production of the Company's two new pen-based product models. Consolidated inventory turns decreased to 2.4 at March 31, 1998, from
2.8 at March 31, 1997. The increases in the components of the Company's working capital were partially reduced by a decrease in cash and cash equivalents and an increase in accounts payable. The decrease in cash, as illustrated in the "Consolidated Statement of Cash Flows" included in Item 8 of this Form 10-K, was due primarily to the increase in accounts receivable. The increase in accounts payable was the result of increased liabilities for inventory purchases offset by increased payments to vendors.

The Company believes its existing resources, including cash and cash equivalents, internally generated funds and bank credit facilities ($100 million credit agreement and $20 million promissory note) will be sufficient to meet working capital requirements for the next twelve months.

1997 VS. 1996

                                                                   MARCH 31,                       DOLLAR
                                                                   ---------                      INCREASE
                                                            1997             1996                (DECREASE)
                                                            ----             ----                ----------
                                                                   (IN THOUSANDS EXCEPT RATIOS)

Cash and cash equivalents ...................             $ 45,386          $ 34,828             $ 10,558
Accounts and notes receivable ...............              128,271           143,114              (14,843)
Inventories .................................               84,499           111,132              (26,633)
Other .......................................               11,956            10,841                1,115
                                                          --------          --------             --------
Total current assets ........................             $270,112          $299,915             $(29,803)
                                                          ========          ========             ========

Notes payable ...............................             $     50          $     66             $    (16)
Accounts payable ............................               47,917            59,620              (11,703)
Income taxes payable ........................                3,077             7,029               (3,952)
Accrued liabilities .........................               49,000            45,152                3,848
Other .......................................                1,010             2,053               (1,043)
                                                          --------          --------             --------
Total current liabilities ...................             $101,054          $113,920             $(12,866)
                                                          ========          ========             ========

Working capital (current assets
  less current liabilities) .................             $169,058          $185,995             $(16,937)
                                                          ========          ========             ========

Current ratio (current assets divided
  by current liabilities) ...................             2.7 to 1          2.6 to 1

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


CASH FLOWS FROM OPERATING ACTIVITIES

1998 VS. 1997

                                                                                       DOLLAR
                                                                                      INCREASE
                                                                                      (DECREASE)
                                                       YEAR ENDED MARCH 31,              IN
                                                       --------------------           CASH FLOW
                                                      1998             1997            IMPACT
                                                      ----             ----            ------
                                                                 (IN THOUSANDS)

Net income (loss) ...........................        $ 15,207         $ (7,059)        $ 22,266
Cumulative effect of an accounting change ...           2,176               --            2,176
Depreciation and amortization ...............          25,373           28,689           (3,316)
Provision for inventory obsolescence ........           4,135           11,521           (7,386)
Deferred income taxes .......................            (419)            (947)             528
Gain on sale of assets ......................            (669)         (32,653)          31,984
Minority interest ...........................           2,122              669            1,453
Accounts and notes receivable ...............         (17,936)             171          (18,107)
Inventories .................................         (28,934)            (131)         (28,803)
Intangibles and other assets ................           2,082           (2,783)           4,865
Accounts payable and accrued liabilities ....           1,654           (7,472)           9,126
Income taxes payable ........................             732           (3,005)           3,737
Other .......................................           3,816              248            3,568
                                                     --------         --------         --------
Net cash provided by (used in)
   operating activities .....................        $  9,339         $(12,752)        $ 22,091
                                                     ========         ========         ========



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


1997 VS. 1996

                                                                                       DOLLAR
                                                                                      INCREASE
                                                                                      (DECREASE)
                                                       YEAR ENDED MARCH 31,              IN
                                                       --------------------           CASH FLOW
                                                      1997             1996            IMPACT
                                                      ----             ----            ------
                                                                 (IN THOUSANDS)

Net (loss) income ...........................        $ (7,059)        $ 16,521         $(23,580)
Depreciation and amortization ...............          28,689           23,747            4,942
Provision for inventory obsolescence ........          11,521            2,026            9,495
Deferred income taxes .......................            (947)           4,161           (5,108)
Gain on sale of assets ......................         (32,653)              --          (32,653)
Minority interest ...........................             669               --              669
Accounts and notes receivable ...............             171          (54,103)          54,274
Inventories .................................            (131)         (41,139)          41,008
Intangibles and other assets ................          (2,783)          (2,416)            (367)
Accounts payable and accrued liabilities ....          (7,472)          38,238          (45,710)
Income taxes payable ........................          (3,005)          (2,302)            (703)
Other .......................................             248            2,019           (1,771)
                                                     --------         --------         --------
Net cash used in operating activities .......        $(12,752)        $(13,248)        $    496
                                                     ========         ========         ========

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


CASH FLOWS FROM INVESTING ACTIVITIES

1998 VS. 1997

                                                                                                 DOLLAR
                                                                                                INCREASE
                                                                                               (DECREASE)
                                                           YEAR ENDED MARCH 31,                    IN
                                                           --------------------                 CASH FLOW
                                                         1998                1997                IMPACT
                                                         ----                ----                ------
                                                                        (IN THOUSANDS)
Proceeds from sale of assets.....................      $  5,444           $  65,674            $(60,230)
Additions to property and equipment..............       (26,124)            (14,576)            (11,548)
Software investments.............................        (6,936)             (7,731)                795
Purchase of non-marketable investments...........        (5,600)             (6,691)              1,091
Other............................................           453              (2,000)              2,453
                                                       --------           ---------            --------
Net cash (used in) provided by investing
  activities.....................................      $(32,763)          $  34,676            $(67,439)
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


1997 VS. 1996

                                                                                                 DOLLAR
                                                                                                INCREASE
                                                                                               (DECREASE)
                                                           YEAR ENDED MARCH 31,                    IN
                                                           --------------------                 CASH FLOW
                                                         1997                1996                IMPACT
                                                         ----                ----                ------
                                                                        (IN THOUSANDS)
Proceeds from sale of assets.....................      $ 65,674           $      --            $ 65,674
Additions to property and equipment..............       (14,576)            (22,749)              8,173
Software investments.............................        (7,731)             (9,025)              1,294
Purchase of non-marketable investments...........        (6,691)             (1,562)             (5,129)
Other............................................        (2,000)             (3,053)              1,053
                                                       --------           ---------            --------
Net cash provided by (used in) investing
  activities.....................................      $ 34,676           $ (36,389)           $ 71,065
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

During fiscal 1997, the Company sold 808,500 shares of voting common stock of its Aironet subsidiary to a corporation owned by Mr. Meyerson at a price of $1.86 per share in exchange for a secured promissory note in the amount of approximately $1.5 million. This transaction resulted in the establishment of a minority interest of approximately $.7 million which has been included in minority interest in the consolidated balance sheet at March 31, 1997. At March 31, 1997, the Company had deferred a gain related to this transaction as the criteria for the recognition of gain on the sale of subsidiary stock had not been met. This sale of Aironet common stock has been excluded from the accompanying fiscal 1997 consolidated statement of cash flows as a non-cash transaction.


CASH FLOWS FROM FINANCING ACTIVITIES

1998 VS. 1997

                                                                                        DOLLAR
                                                                                       INCREASE
                                                          YEAR ENDED MARCH 31,            IN
                                                          --------------------         CASH FLOW
                                                       1998             1997            IMPACT
                                                       ----             ----            ------
                                                                   (IN THOUSANDS)

Notes payable, net ..........................        $  2,567         $    (16)        $  2,583
Purchase of treasury stock ..................          (5,070)          (9,328)           4,258
Proceeds from exercise of stock options .....           9,400            1,615            7,785
Other .......................................          (1,018)          (3,428)           2,410
                                                     --------         --------         --------
Net cash provided by (used in) financing
  activities ................................        $  5,879         $(11,157)        $ 17,036
                                                     ========         ========         ========


The increase in the Company's cash flows from financing activities was the result of the positive cash flow impact of the increase in the Company's notes payable, the positive cash flow impact of the reduction in the number of shares of common stock repurchased under the Company's open market repurchase programs during fiscal 1998 (294,200 shares during fiscal 1998 at a weighted average price of $17.23 vs. 633,000 shares during fiscal 1997 at a weighted average price of $14.74), as well as the positive cash flow impact of the increase in the proceeds from the exercise of stock options. This activity is detailed in the preceding table.

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

1997 VS. 1996

                                                                                         DOLLAR
                                                                                        INCREASE
                                                                                       (DECREASE)
                                                        YEAR ENDED MARCH 31,              IN
                                                        --------------------           CASH FLOW
                                                       1997             1996             IMPACT
                                                       ----             ----             ------
                                                                 (IN THOUSANDS)

Notes payable, net ..........................        $    (16)        $(30,084)        $ 30,068
Proceeds from convertible debt ..............              --           82,500          (82,500)
Purchase of treasury stock ..................          (9,328)              --           (9,328)
Proceeds from exercise of stock options .....           1,615            5,977           (4,362)
Other .......................................          (3,428)          (4,821)           1,393
                                                     --------         --------         --------
Net cash (used in) provided by financing
  activities ................................        $(11,157)        $ 53,572         $(64,729)
                                                     ========         ========         ========

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

During fiscal 1997, the Company had a weighted average of $7.8 million outstanding under its bank credit facilities with a weighted average interest cost of 7.0% per annum.


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

Subsequent to fiscal 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging" ["SFAS No. 133"]. SFAS No. 133 provides accounting and reporting standards for derivative instruments. This standard will require the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The Company is required to adopt the provisions of SFAS No. 133 during the first quarter of fiscal 2001. Management believes that the adoption of this pronouncement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                       PAGES
                                                                                       -----
Financial Reports:
  Report of Management......................................................            40
  Report of Independent Accountants.........................................            41
Consolidated Financial Statements:
  Consolidated Balance Sheet................................................            42
  Consolidated Statement of Operations......................................            43
  Consolidated Statement of Cash Flows......................................            44
  Consolidated Statement of Changes in Stockholders' Equity.................            45
  Notes to Consolidated Financial Statements................................          46 - 67
Financial Statement Schedule:
         II - Valuation and Qualifying Accounts and Reserves................            77

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

/s/ Frank E. Brick
Frank E. Brick
President and Chief Executive Officer

/s/ Kenneth W. Haver
Kenneth W. Haver
Senior Vice President and Chief Financial Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Telxon Corporation

We have audited the consolidated financial statements and the financial statement schedule of Telxon Corporation and Subsidiaries listed in the index on page 39 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ COOPERS & LYBRAND L.L.P.

Akron, Ohio
June 26, 1998

                       TELXON CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                     IN THOUSANDS (EXCEPT PER SHARE AMOUNTS)

                                                                              MARCH 31,
                                                                     ----------------------------
ASSETS                                                               1998                 1997
                                                                     ----                 ----

Current assets:
  Cash (including cash equivalents of $6,778 and
    $38,100)..................................................        $  27,500         $  45,386
  Accounts receivable, net of allowance for
    doubtful accounts of $1,142 and $1,596 ...................          125,739           111,959
  Notes and other accounts receivable ........................           22,949            16,312
  Inventories ................................................          108,178            84,499
  Prepaid expenses and other .................................           11,307            11,956
                                                                      ---------         ---------
     Total current assets ....................................          295,673           270,112
Property and equipment, net ..................................           52,108            45,578
Intangible and other assets, net .............................           42,758            46,094
                                                                      ---------         ---------
     Total ...................................................        $ 390,539         $ 361,784
                                                                      =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable ..............................................        $   3,000         $      50
  Current portion of long-term debt ..........................               --               383
  Capital lease obligations due within one year ..............              968               627
  Accounts payable ...........................................           58,634            47,917
  Income taxes payable .......................................            3,390             3,077
  Accrued liabilities ........................................           41,034            49,000
                                                                      ---------         ---------
     Total current liabilities ...............................          107,026           101,054
Capital lease obligations ....................................            1,876               968
Convertible subordinated notes and debentures ................          107,224           107,224
Long-term debt ...............................................               --                --
Other long-term liabilities ..................................            6,897             5,168
                                                                      ---------         ---------
     Total liabilities .......................................          223,023           214,414

Minority interest (Note 1) ...................................            2,791               669

Stockholders' equity:
Preferred Stock, $1.00 par value per share; 500
    shares authorized, none issued ...........................               --                --
Common Stock, $.01 par value per share; 50,000
    shares authorized, 16,219 and 16,186 shares issued .......              162               162
Additional paid-in capital ...................................           87,994            87,105
Retained earnings ............................................           85,053            70,821
Equity adjustment for foreign currency translation ...........           (4,929)           (2,643)
Unearned compensation relating to restricted stock awards ....             (493)             (210)
Treasury stock; 162 and 557 shares of common stock at cost ...           (3,062)           (8,534)
                                                                      ---------         ---------
     Total stockholders' equity ..............................          164,725           146,701
                                                                      ---------         ---------
Commitments and contingencies (Note 18) ......................               --                --
                                                                      ---------         ---------
     Total ...................................................        $ 390,539         $ 361,784
                                                                      =========         =========


See accompanying notes to consolidated financial statements

                       TELXON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     IN THOUSANDS (EXCEPT PER SHARE AMOUNTS)


                                                                              YEAR ENDED MARCH 31,
                                                                              --------------------
                                                                   1998              1997              1996
                                                                   ----              ----              ----

Revenues:
  Product, net ...........................................        $ 389,124         $ 391,406         $ 417,725
  Customer service, net ..................................           76,746            74,606            68,744
                                                                  ---------         ---------         ---------
         Total net revenues ..............................          465,870           466,012           486,469
                                                                  ---------         ---------         ---------

Cost of revenues:
  Product ................................................          228,318           266,624           249,120
  Customer service .......................................           48,836            47,248            39,016
                                                                  ---------         ---------         ---------
         Total cost of revenues ..........................          277,154           313,872           288,136
                                                                  ---------         ---------         ---------

  Gross profit ...........................................          188,716           152,140           198,333

Operating expenses:
  Selling expenses .......................................           77,858            88,321            82,207
  Product development and
    engineering expenses .................................           37,500            44,439            45,383
  General and administrative
    expenses .............................................           39,028            53,230            39,415
                                                                  ---------         ---------         ---------
         Total operating expenses ........................          154,386           185,990           167,005
                                                                  ---------         ---------         ---------

         Income (loss) from operations ...................           34,330           (33,850)           31,328

Interest income ..........................................            1,573             1,489               760
Interest expense .........................................           (7,181)           (8,056)           (6,770)
Gain on sale of subsidiary stock .........................            1,637                --             1,116
Other non-operating (expense) income .....................           (1,504)           34,726               401
                                                                  ---------         ---------         ---------
         Income (loss) before income taxes and
            cumulative effect of an accounting change ....           28,855            (5,691)           26,835

Provision for income taxes ...............................           12,408             1,368            10,314
                                                                  ---------         ---------         ---------

         Income (loss) before cumulative
            effect of an accounting change ...............           16,447            (7,059)           16,521
                                                                  ---------         ---------         ---------

Cumulative effect of an accounting change,
   net of taxes ..........................................            1,240                --                --
                                                                  ---------         ---------         ---------

         Net income (loss) ...............................        $  15,207         $  (7,059)        $  16,521
                                                                  =========         =========         =========

         Net income (loss) per share before
             cumulative effect of an accounting change:
              Basic ......................................        $    1.04         $    (.44)        $    1.04
              Diluted ....................................        $    1.01         $    (.44)        $    1.00
                                                                  =========         =========         =========
         Cumulative effect of an accounting change:
            Basic ........................................        $    (.08)               --                --
            Diluted ......................................        $    (.08)               --                --
                                                                  =========         =========         =========
         Net income (loss) per common share:
            Basic ........................................        $     .96         $    (.44)        $    1.04
            Diluted ......................................        $     .93         $    (.44)        $    1.00
                                                                  =========         =========         =========

Average number of common shares outstanding:
            Basic ........................................           15,809            16,062            15,910
            Diluted ......................................           16,289            16,062            16,479


See accompanying notes to consolidated financial statements

                       TELXON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  IN THOUSANDS

                                                                  YEAR ENDED MARCH 31,
                                                                  --------------------
                                                        1998              1997            1996
                                                        ----              ----            ----

Cash flows from operating activities:
  Net income (loss) ..............................        $ 15,207         $ (7,059)        $ 16,521
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
  Cumulative effect of an accounting change ......           2,176               --               --
  Depreciation and amortization ..................          25,174           28,570           22,945
  Amortization of restricted stock awards, net ...             199              119              802
  Provision for doubtful accounts ................             513              378            1,538
  Provision for inventory obsolescence ...........           4,135           11,521            2,026
  Deferred income taxes ..........................            (419)            (947)           4,161
  Gain on sale of assets .........................            (669)         (32,653)              --
  Trading securities, net ........................              --              902             (902)
  Minority interest ..............................           2,122              669               --
  Loss on disposal of assets .....................             800              592              393
  Changes in assets and liabilities:
    Accounts and notes receivable ................         (17,936)             171          (54,103)
    Refundable income taxes ......................              --               --              935
    Inventories ..................................         (28,934)            (131)         (41,139)
    Prepaid expenses and other ...................             627           (2,561)            (976)
    Intangibles and other assets .................           2,082           (2,783)          (2,416)
    Accounts payable and accrued liabilities .....           1,654           (7,472)          38,238
    Income taxes payable .........................             732           (3,005)          (2,302)
    Other long-term liabilities ..................           1,876              937            1,031
                                                          --------         --------         --------
         Total adjustments .......................          (5,868)          (5,693)         (29,769)
  Net cash provided by (used in) operating
    activities ...................................           9,339          (12,752)         (13,248)
Cash flows from investing activities:
  Proceeds from sale of assets ...................           5,444           65,674               --
  Additions to property and equipment ............         (26,124)         (14,576)         (22,749)
  Software investments ...........................          (6,936)          (7,731)          (9,025)
  Purchase of non-marketable investments .........          (5,600)          (6,691)          (1,562)
  Additions to long-term notes receivable ........            (580)          (2,000)            (650)
  Proceeds from non-marketable investments .......           1,033               --               --
  Payments for acquisitions, net of cash
    acquired .....................................              --               --           (2,403)
                                                          --------         --------         --------
  Net cash (used in) provided by investing
    activities ...................................         (32,763)          34,676          (36,389)
Cash flows from financing activities:
  Notes payable, net .............................           2,567              (16)         (30,084)
  Principal payments on long-term financing
    agreement ....................................              --           (2,104)            (230)
  Principal payments on capital leases ...........            (832)            (856)            (968)
  Proceeds from convertible debt .................              --               --           82,500
  Debt issue costs paid ..........................             (24)            (306)          (3,463)
  Proceeds from exercise of stock options ........           9,400            1,615            5,977
  Purchase of treasury stock .....................          (5,070)          (9,328)              --
  Payment of cash dividends ......................            (162)            (162)            (160)
                                                          --------         --------         --------
  Net cash provided by (used in)
    financing activities .........................           5,879          (11,157)          53,572
  Effect of exchange rate changes on cash ........            (341)            (209)            (471)
                                                          --------         --------         --------
  Net (decrease) increase in cash and
    cash equivalents .............................         (17,886)          10,558            3,464
  Cash and cash equivalents at beginning
    of year ......................................          45,386           34,828           31,364
                                                          --------         --------         --------
  Cash and cash equivalents at end of year .......        $ 27,500         $ 45,386         $ 34,828
                                                          ========         ========         ========


See accompanying notes to consolidated financial statements

                       TELXON CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                IN THOUSANDS (EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                              FOREIGN       UNEARNED
                                                         ADDITIONAL                          CURRENCY    COMPENSATION     TREASURY
                                                COMMON     PAID-IN         RETAINED         TRANSLATION   RESTRICTED      STOCK AT
                                                 STOCK     CAPITAL          EARNINGS        ADJUSTMENT       STOCK          COST
                                                 -----     -------          --------        ----------       -----          ----

Balance at March 31, 1995 ....................    $156      $ 78,548         $ 62,954       $(1,525)        $(1,555)       $    --
Exercise of stock options, net of
  tax ........................................       5         7,260             (734)           --              --             --
Retirement of common stock (80,206 shares) ...      --          (241)            (485)           --              --             --
Amortization of restricted stock .............      --            --               --            --             802             --
Stock issued under employee stock
  purchase plan (8,815 shares) ...............      --           183               --            --              --             --
Currency translation adjustment ..............      --            --               --          (539)             --             --
Dividends paid ($.01 per share) ..............      --            --             (160)           --              --             --
Net income for 1996 ..........................      --            --           16,521            --              --             --
                                                  ----      --------         --------       -------         -------        -------
Balance at March 31, 1996 ....................     161        85,750           78,096        (2,064)           (753)            --
Exercise of stock options, net of
  tax ........................................       1         1,670              (51)           --              --             --
Retirement of common stock (15,037 shares) ...      --            (2)              (3)           --              --             --
Amortization of restricted stock .............      --            --               --            --             376             --
Forfeiture of restricted stock ...............      --          (424)              --            --             167             --
Repurchase of common stock (633,000 shares) ..      --            --               --            --              --         (9,328)
Reissue of treasury stock under employee
  stock purchase plan (75,560 shares) ........      --           111               --            --              --            794
Currency translation adjustment ..............      --            --               --          (579)             --             --
Dividends paid ($.01 per share) ..............      --            --             (162)           --              --             --
Net loss for 1997 ............................      --            --           (7,059)           --              --             --
                                                  ----      --------         --------       -------         -------        -------
Balance at March 31, 1997 ....................     162        87,105           70,821        (2,643)           (210)        (8,534)
Exercise of stock options, net of
  tax ........................................      --           580             (813)           --              --          9,634
Amortization of restricted stock .............      --            --               --            --             199             --
Grants of restricted stock ...................      --           482               --            --            (482)            --
Repurchase of common stock (294,200 shares) ..      --            --               --            --              --         (5,070)
Reissue of treasury stock under employee
  stock purchase plan (57,112 shares) ........      --          (173)              --            --              --            908
Currency translation adjustment ..............      --            --               --        (2,286)             --             --
Dividends paid ($.01 per share) ..............      --            --             (162)           --              --             --
Net income for 1998 ..........................      --            --           15,207            --              --             --
                                                  ----      --------         --------       -------         -------        -------
Balance at March 31, 1998 ....................    $162      $ 87,994         $ 85,053       $(4,929)        $  (493)       $(3,062)
                                                  ====      ========         ========       =======         =======        =======


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

At March 31, 1998 and 1997, the Company has recorded minority interests of $2,791 and $669, respectively, in the caption titled Minority Interest in the accompanying consolidated financial statements related to the sales of common stock of its Aironet Wireless Communications, Inc. ("Aironet") subsidiary. Refer to Note 16 -- Subsidiary Stock Transactions for additional details on the sales of Aironet common stock.

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

           RECONCILIATION OF NUMERATORS AND DENOMINATORS OF THE BASIC
                          AND DILUTED EPS COMPUTATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

In the following table, income (loss) represents the numerator and the shares represent the denominator in the Earnings Per Share Calculation.

                                          For the Year ended              For the Year ended               For the Year ended
                                            March 31, 1998                   March 31, 1997                   March 31, 1996
                                      --------------------------      --------------------------        -------------------------
                                                       Per-Share                       Per-Share                         Per-Share
                                      Income   Shares    Amount       (Loss)   Shares   Amount          Income   Shares   Amount
                                      ------   ------  ---------      ------   ------  ---------        ------   ------  -------

Net income (loss)................    $15,207                         $(7,059)                          $16,521

BASIC EPS
Income (loss) available to
   common stockholders...........    $15,207  15,809    $ 0.96       $(7,059)  16,062    $(0.44)       $16,521  15,910     $ 1.04
                                                        ======                           ======                            ======

EFFECT OF DILUTIVE SECURITIES
Options..........................                480                               --                              569

DILUTED EPS
Income (loss) available to
   stockholders of common
   shares and common share
   equivalents...................    $15,207  16,289    $ 0.93       $(7,059)  16,062    $(0.44)       $16,521  16,479     $ 1.00
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

NOTE 2 -- INVENTORIES

Inventories at March 31, consisted of the following:

                                                                       1998               1997
                                                                       ----               ----

Purchased components ............................................     $ 49,514            $ 29,983
Work-in-process .................................................       37,375              31,579
Finished goods ..................................................       21,289              22,937
                                                                      --------            --------
                                                                      $108,178            $ 84,499
                                                                      ========            ========


NOTE 3 -- PROPERTY AND EQUIPMENT

Property and equipment, at cost, at March 31, consisted of the following:

                                                                        1998                1997
                                                                        ----                ----

Machinery and equipment ........................................      $ 59,849            $ 56,187
Tooling ........................................................        28,624              24,356
Furniture and office equipment .................................        19,620              19,104
Capital lease assets and other .................................        14,386               4,553
Buildings, improvements and leasehold
  interest .....................................................        11,672              12,242
Leasehold improvements .........................................         7,680               7,992
Land ...........................................................         1,978               1,978
Transportation equipment .......................................           660               2,988
                                                                      --------            --------
                                                                       144,469             129,400
Less-accumulated depreciation and
  amortization .................................................        92,361              83,822
                                                                      --------            --------
                                                                      $ 52,108            $ 45,578
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

NOTE 4 -- INTANGIBLE AND OTHER ASSETS

Intangible and other assets, net, consisted of the following at March 31:

                                                                        1998                1997
                                                                        ----                ----

Investments in non-traded, closely
  held companies ...............................................      $ 12,853            $ 8,403
Capitalized software, net of amortization
  of $12,670 and $7,379 ........................................        11,954             11,451
Long-term notes receivable .....................................         6,401              9,855
Goodwill relating to acquisitions, net of
  amortization of $18,540 and $16,889 ..........................         3,463              8,962
Deferred financing costs, net of amortization
  of $2,339 and $1,708 .........................................         2,935              3,542
Other, net of amortization of $464 and
  $95 ..........................................................         5,152              3,881
                                                                      --------           --------
                                                                      $ 42,758           $ 46,094
                                                                      ========           ========




Amortization expense for the years ended March 31, was as follows:

                                                                   1998             1997              1996
                                                                   ----             ----              ----

Capitalized software ...................................         $ 6,433           $3,862            $2,385
Goodwill ...............................................           3,500            4,126             4,100
Deferred financing costs ...............................             631              612               164
Non-compete agreements .................................              --              600               720
Licenses ...............................................              --               --               350
Other ..................................................             241              127                42
                                                                  ------            ------            ------
                                                                 $10,805            $9,327            $7,761
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

NOTE 6 -- ACCRUED LIABILITIES

Accrued liabilities at March 31, consisted of the following:

                                                                                      1998             1997
                                                                                      ----             ----

Deferred customer service revenues ............................................     $13,448          $14,329
Accrued payroll and other employee compensation ...............................       9,559           15,799
Accrued royalties .............................................................       3,781            4,516
Accrued taxes other than payroll and income taxes .............................       3,000            3,162
Accrued commissions ...........................................................       2,794            3,510
Accrued interest ..............................................................       1,875            1,847
Other accrued liabilities .....................................................       6,577            5,837
                                                                                    -------          -------
                                                                                    $41,034          $49,000
                                                                                    =======          =======


NOTE 7 -- INCOME TAXES

Components of income (loss) before taxes:

                                                                                     1998              1997            1996
                                                                                     ----              ----            ----

Domestic operations ..........................................................      $20,495          $(19,589)        $13,758
International operations .....................................................        8,360            13,898          13,077
                                                                                    -------          --------         -------
                                                                                    $28,855          $ (5,691)        $26,835
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

Components of the provision for income taxes by taxing jurisdiction are as follows:

Currently payable (refundable):                                                      1998              1997             1996
                                                                                     ----              ----             ----

U.S. .........................................................................      $  6,565         $   (450)        $  3,796
State and local ..............................................................           498              196              264
Foreign ......................................................................         3,470            5,090            4,727
                                                                                    --------         --------         --------
                                                                                      10,533            4,836            8,787
                                                                                    --------         --------         --------
Deferred:

U.S. .........................................................................         2,051           (2,900)           1,586
State and local ..............................................................           (46)            (393)             178
Foreign ......................................................................          (130)            (175)            (237)
                                                                                    --------         --------         --------
                                                                                       1,875           (3,468)           1,527
                                                                                    --------         --------         --------

Provision for Income Taxes ...................................................      $ 12,408         $  1,368         $ 10,314
                                                                                    ========         ========         ========

The reconciliation between the reported total income tax expense (benefit) and the amount computed by multiplying income (loss) before income taxes by the U.S. federal statutory tax rate is as follows:

                                                           1998             1997             1996
                                                           ----             ----             ----

U.S. federal statutory tax rate ....................        35.0%           (35.0)%           35.0%
Net taxes on repatriated foreign earnings ..........         -.-             41.8              -.-
Foreign tax rate differential ......................          .9              7.8              1.7
Research and development credits ...................         (.7)           (19.7)            (2.2)
Goodwill ...........................................         4.2             25.5              5.6
Foreign sales corporation tax benefit ..............        (1.0)            (6.3)             -.-
Net operating losses not currently utilized ........         -.-              7.4              -.-
Other ..............................................         4.6              2.5             (1.7)
                                                         --------         --------         --------
Consolidated effective income tax rate .............        43.0%            24.0%            38.4%
                                                         ========         ========         ========



The reconciliation between the reported total income tax expense (benefit) and the amount computed by multiplying income (loss) before income taxes by the U.S. statutory tax rate is as follows:


                                                           1998             1997             1996
                                                           ----             ----             ----

U.S. federal statutory tax rate ....................     $ 10,099         $ (1,992)        $  9,392
Net taxes on repatriated foreign earnings ..........           --            2,380               --
Foreign tax rate differential ......................          249              422              468
Research and development credits ...................         (207)          (1,121)            (593)
Goodwill ...........................................        1,202            1,449            1,494
Foreign sales corporation tax benefit ..............         (291)            (357)              --
Net operating losses not currently utilized ........           --              442               --
Other ..............................................        1,356              145             (447)
                                                         --------         --------         --------
Consolidated effective income tax rate .............     $ 12,408         $  1,368         $ 10,314
                                                         ========         ========         ========


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, are presented below:

                                                            1998             1997
                                                            ----             ----

Deferred tax assets:
Foreign tax credit carryover .......................     $  1,289         $  4,827
Allowance for doubtful accounts ....................        1,504            1,195
Inventory obsolescence and capitalization ..........        4,242            5,794
State and local income benefits ....................          127            2,092
Net operating loss and research and development
  and alternative minimum tax credit carryovers ....        3,862            1,839
Warranty reserves ..................................        1,007            1,374
Employee benefits and compensation .................        1,116            1,929
Other                                                       5,552            1,816
                                                         --------         --------
         Total gross deferred tax assets ...........       18,699           20,866
         Less valuation allowance ..................       (3,919)          (7,559)
                                                         --------         --------
         Total deferred tax assets .................       14,780           13,307
                                                         --------         --------
Deferred tax liabilities:
  Depreciation and amortization ....................       (7,522)          (5,191)
  Other ............................................       (2,282)          (1,265)
                                                         --------         --------
         Total gross deferred tax liabilities ......       (9,804)          (6,456)
                                                         --------         --------
         Net deferred tax asset ....................     $  4,976         $  6,851
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

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of March 31, will be allocated as follows:

                                                                                    1998              1997
                                                                                    ----              ----

Income tax benefit that would be reported in the
  consolidated statement of income ............................................    $   --           $1,402
Income tax benefit that would reduce goodwill and
  other noncurrent intangible assets ..........................................     3,919            6,157
                                                                                   ------           ------
         Total ................................................................    $3,919           $7,559
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

The following is a summary of the activity in the Company's employee stock option plans during fiscal 1996, 1997 and 1998:

                                                              STOCK OPTIONS
                                                              -------------
                                                                         AVERAGE PRICE
                                                        SHARES              PER SHARE
                                                        ------              ---------

March 31, 1995 ....................................    2,286,221              12.66
  Granted .........................................    1,184,626              19.10
  Exercised .......................................     (513,927)             10.94
  Returned to pool due to employee
    terminations ..................................       (5,990)             12.28
                                                       ---------
March 31, 1996 ....................................    2,950,930              15.54
  Granted .........................................      956,500              14.89
  Exercised .......................................     (127,337)             11.84
  Returned to pool due to employee
    terminations ..................................     (665,471)             16.27
                                                       ---------
March 31, 1997 ....................................    3,114,622              15.23
  Granted .........................................      727,475              23.19
  Exercised .......................................     (745,358)             13.28
  Returned to pool due to employee
    terminations ..................................     (151,154)             19.19
                                                       ---------
March 31, 1998 ....................................    2,945,585              17.59
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

                         Outstanding and Excercisable
                              at March 31, 1998


                                               Options Outstanding                  Options Excercisable
                                           ------------------------------        ----------------------------
  Range of                                 Weighted Ave.    Weighted Ave.                       Weighted Ave.
  Exercise               Outstanding        Contractual       Exercise           Exercisable      Exercise
   Prices               at 3/31/98             Life             Price            at 3/31/98        Price
---------------        -------------       -------------    -------------        -----------    -------------
$ 8.750-$11.500.......     443,048             5.64            $11.18              443,048         $ 9.68
$12.500-$14.500.......     464,237             6.72            $13.71              401,848         $13.89
$15.250-$15.500.......     371,866             6.81            $15.40              295,511         $15.38
$16.750-$19.625.......     608,333             6.81            $17.32              202,778         $17.32
$20.125-$21.875.......     405,475             6.13            $20.77              185,000         $20.21
$22.250-$23.375.......     274,001             6.28            $22.69              116,667         $22.30
$25.310-$25.375.......     378,625             7.60            $25.32                  -              -
                       -------------       -------------    -------------        -----------     ------------
                         2,945,585             6.58            $17.59            1,644,852         $14.75
                       =============       =============    =============        ===========     ============


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

                         Outstanding and Excercisable
                              at March 31, 1998

                                                Options Outstanding                  Options Excercisable
                                           ------------------------------        ----------------------------
  Range of                                 Weighted Ave.    Weighted Ave.                       Weighted Ave.
  Exercise               Outstanding        Contractual       Exercise           Exercisable      Exercise
   Prices                 at 3/31/98           Life             Price            at 3/31/98        Price
---------------         -------------      -------------    -------------        -----------    -------------
$ 9.125-$11.500 ......      60,000             5.42            $10.63               40,000         $10.38
$11.750-$14.750 ......      50,000             5.49            $13.98               46,667         $14.13
$15.750-$21.250 ......      65,000             4.90            $18.88               50,000         $19.05
$22.500-$23.250 ......      80,000             4.95            $22.91               43,333         $22.85
$23.375-$25.250 ......      85,000             6.29            $23.79                6,667         $23.50
                        -------------      -------------    -------------        -----------    -------------
                           340,000             5.44            $18.88              186,667         $15.36
                        =============      =============    =============        ===========    =============


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

If the Company had elected to recognize the compensation cost of its stock option and stock purchase plans based on the fair value of the awards under those plans in accordance with SFAS No. 123, net income (loss) and earnings
(loss) per share would have been reduced (increased) to the pro forma amounts below:

                                                                                    1998              1997
                                                                                    ----              ----

Net income (loss):              As reported ....................................   $15,207        $ (7,059)
                                Pro forma ......................................     7,934         (11,651)

Earnings per share:
                  Basic         As reported ....................................      $.96           $(.44)
                                Pro forma ......................................       .50            (.73)

                  Diluted       As reported ....................................      $.93           $(.44)
                                Pro forma ......................................       .49            (.73)

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

Future minimum lease payments for the fiscal years ending March 31, are as follows:

                                                                                   CAPITAL       OPERATING
                                                                                   LEASES         LEASES
                                                                                   ------        --------

1999............................................................................   $1,109         $ 8,113
2000............................................................................      648           7,241
2002............................................................................      519           6,133
2002............................................................................      519           3,403
2003............................................................................      499           1,676
2004 and thereafter.............................................................       63           6,400
                                                                                     ----         -------
                                                                                    3,357         $32,966
                                                                                                  =======
Amount representing interest....................................................     (513)
                                                                                   ------
Present value of net minimum lease payments.....................................    2,844
Current portion.................................................................     (968)
                                                                                   ------
Long-term portion...............................................................   $1,876
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

The following methods and assumptions were used by the Company in estimating the fair value of the following financial instruments:

         Cash and Cash Equivalents
         -------------------------
         The carrying amounts reported in the accompanying consolidated balance sheet for cash and cash equivalents approximate fair value due to the short-term nature of these instruments.

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

                                                            1998                       1997
                                                            ----                       ----
                                                   CARRYING       FAIR        CARRYING       FAIR
                                                    AMOUNT        VALUE        AMOUNT        VALUE
                                                    ------        -----        ------        -----

Cash and cash equivalents....................       $27,500      $27,500       $45,386     $45,386
5-3/4% Notes.................................        82,500       79,907        82,500      79,314
7-1/2% Debentures............................        24,724       25,713        24,724      23,982

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

Assets of geographic areas are identified with the operations of each area. Corporate assets consist of property and equipment.

                                           UNITED                                         ADJUSTMENT &
            1998                           STATES            EUROPE             OTHER      ELIMINATION       CONSOLIDATED
            ----                           ------            ------             -----      -----------       ------------

Revenues from
  unaffiliated customers ...............  $362,776           $71,835          $31,259          $     --         $465,870
Transfers between geo-
  graphic areas ........................    44,978               567           21,122           (66,667)              --
                                          --------           -------          -------          --------         --------
         Total revenues ................  $407,754           $72,402          $52,381          $(66,667)        $465,870
                                          ========           =======          =======          ========         ========
Operating income .......................  $ 63,797           $ 5,692          $ 3,070          $ (8,596)        $ 63,963
                                          ========           =======          =======          ========         ========
Interest expense, net                                                                                             (5,608)
Non-operating income                                                                                                 133
Foreign currency
  transaction gain
  (loss), net ..........................       140              (183)             (15)               --              (58)
Corporate expenses, net                                                                                          (29,575)
Income before income                                                                                            --------
  taxes                                                                                                         $ 28,855
                                                                                                                ========
Identifiable assets at
  March 31, 1998 .......................  $316,849           $38,556          $22,046          $     --         $377,451
                                          ========           =======          =======          ========
Corporate assets                                                                                                  13,088
Total assets at                                                                                                 --------
  March 31, 1998                                                                                                $390,539
                                                                                                                ========




                                         UNITED                                         ADJUSTMENT &
            1997                         STATES            EUROPE             OTHER      ELIMINATION       CONSOLIDATED
            ----                         ------            ------             -----      -----------       ------------

Revenues from
  unaffiliated customers ...............  $355,256           $65,292          $45,464         $      --         $466,012
Transfers between geo-
  graphic areas ........................    70,251               463           43,874          (114,588)              --
                                          --------           -------          -------          --------         --------
         Total revenues ................  $425,507           $65,755          $89,338         $(114,588)        $466,012
                                          ========           =======          =======         =========         ========
Operating income .......................  $ 17,105           $ 1,680          $22,036         $ (25,641)        $ 15,180
                                          ========           =======          =======         =========         ========
Interest expense, net                                                                                             (6,566)
Non-operating income                                                                                              34,726
Foreign currency
  transaction (loss), net ..............       (19)             (387)             (58)               --             (464)
Corporate expenses, net                                                                                          (48,567)
(Loss) before income                                                                                            --------
  taxes ................................                                                                        $ (5,691)
                                                                                                                ========
Identifiable assets at
  March 31, 1997 .......................  $287,644           $32,578          $27,157          $     --         $347,379
                                          ========           =======          =======          ========
Corporate assets                                                                                                  14,405
Total assets at                                                                                                 --------
  March 31, 1997                                                                                                $361,784
                                                                                                                ========

                                         UNITED                                         ADJUSTMENT &
            1996                         STATES            EUROPE             OTHER      ELIMINATION       CONSOLIDATED
            ----                         ------            ------             -----      -----------       ------------

Revenues from
  unaffiliated customers ...............  $382,156           $69,588          $34,725      $     --          $486,469
Transfers between geo-
  graphic areas.........................    45,508               896           38,603       (85,007)               --
                                          --------           -------          -------      --------          --------
         Total revenues.................  $427,664           $70,484          $73,328      $(85,007)         $486,469
                                          ========           =======          =======      ========          ========
Operating income........................  $ 50,935           $ 6,506          $ 5,759      $    996          $ 64,196
                                          ========           =======          =======      ========          ========
Interest expense, net                                                                                          (6,010)
Non-operating income                                                                                            1,517
Foreign currency
  transaction (loss) gain
  net...................................       (18)              115             (157)           --               (60)
Corporate expenses, net                                                                                       (32,808)
Income before income                                                                                         --------
  taxes.................................                                                                     $ 26,835
                                                                                                             ========
Identifiable assets at
  March 31, 1996........................  $297,154           $43,142          $35,130      $     --          $375,426
                                          ========           =======          =======      ========
Corporate assets                                                                                               13,783
Total assets at                                                                                              --------
  March 31, 1996........................                                                                     $389,209
                                                                                                             ========

NOTE 14 -- INTERNATIONAL OPERATIONS

The consolidated financial statements include the following with respect to the net income and net assets of the Company's international subsidiaries and branches during the three years ended March 31:

                                        1998              1997              1996
                                        ----              ----              ----

Net income .....................       $ 5,020           $18,484          $ 7,695
Net assets .....................       $45,642           $36,727          $58,764


NOTE 15 -- DIVESTITURES

Effective March 31, 1998, the Company sold the stock of its Virtual Vision subsidiary to a third party in exchange for $500 in cash and $4,500 in Series F Preferred Shares of FED Corporation at a value of $6.00 per share or 750,000 shares. The amount of these preferred shares is recorded in notes and other accounts receivable in the accmpanying consolidated balance sheet. The Company recorded a pre-tax gain of $669, net of transaction costs, as non-operating income in the accompanying consolidated statement of operations.

Effective April 1, 1996, the Company sold the assets of certain retail application software operations, with net assets of approximately $5,000, to a third-party in exchange for $150 in cash and $7,000 in secured promissory notes, including interest. In addition to the proceeds from the sale, the Company also entered into a software license agreement with the third-party purchaser. The agreement provides for the Company to receive, over the next five years, license fees amounting to 20% of the revenue generated by the purchased software, with minimum required payments agregated $6,600. The $7,000 in promissory notes received in connection with the divestiture have been excluded from the accompanying fiscal 1997 consolidated statement of cash flows as a non-cash transaction.

Effective December 31, 1996, the Company sold substantially all of the assets of its Itronix Corporation subsidiary, with a net book value of $30,848, as well as all of the subsidiary's associated business, in exchange for $65,524 in cash, plus the buyer's assumption of certain specified liabilities of the transferred business totaling $8,229. The transaction resulted in a $32,653 gain, net of transaction costs of $10,252, which has been recorded as other non-operating income in the accompanying fiscal 1997 consolidated statement of operations. The buyer is entitled to customary indemnification from the Company with respect to retained liabilities and taxes. Under the terms of the sale, the Company is precluded from competing with the buyer in the manufacture and sale of ruggedized notebook computers for a period of five years after the date of sale, other than the Company's resale of products obtained from the buyer under a mutual reseller agreement.

NOTE 16 -- SUBSIDIARY STOCK TRANSACTIONS

During fiscal 1998, the Company's Aironet subsidiary sold 984,126 shares of its voting common stock to various third-party investors at a price of $3.50 per share. Proceeds from this sale of stock were $3,444. The resulting pre-tax gain of $402, net of related transaction costs, was recorded as non-operating income in the accompanying consolidated statement of operations. In addition to the sale of the shares of stock, 295,237 warrants for the purchase of Aironet voting common stock were issued. A gain of $251 relating to these warrants has been deferred until the warrants are exercised or lapse. The Company's remaining interest in the voting common stock of Aironet at March 31, 1998, was 78%.

During fiscal 1998, certain Aironet employees exercised 270,000 options to purchase Aironet voting common stock at $1.86 per share. The pre-tax gain of $241 was recorded as non-operating income in the accompanying consolidated statement of operations.

During fiscal 1997, the Company sold 808,500 shares of voting common stock of its Aironet subsidiary to a corporation owned by Mr. Meyerson at a price of $1.86 per share in exchange for a promissory note, secured by the purchased stock, in the amount of $1,504. This transaction resulted in the establishment of a minority interest of $669 which has been included in the caption titled minority interest in the accompanying consolidated balance sheet at March 31, 1997. The Company's remaining percentage interest in the voting common of Aironet at March 31, 1997, was 90%. The sale of Aironet common stock has been excluded from the accompanying fiscal 1997 consolidated statement of cash flows as a non-cash transaction. At March 31, 1997, the Company deferred recognition of the gain as the criteria for the recognition of gain on the sale of subsidiary stock had not been met. During fiscal 1998, the criteria for the recognition of gain on the sale of subsidiary stock were fulfilled and accordingly, the $1.0 million of deferred gain was recorded as non-operating income in the accompanying consolidated statement of operations.

During fiscal 1998, the Company repurchased 100,000 shares of the voting common stock of its Metanetics Corporation ("Metanetics") subsidiary, a licensor and developer of image processing technology, from former key employees, at a price of $1.04 per share. Giving effect to this repurchase of shares, the Company's interest in the voting common stock of Metanetics was 52% at March 31, 1998.

During fiscal 1997, the Company repurchased 432,558 shares of the voting common stock of Metanetics from a former employee. The shares were repurchased by the Company at a price of $1.04 per share and resulted in a $449 non-operating loss. The Company subsequently re-sold the repurchased shares during fiscal 1997 to a corporation owned by Mr. Meyerson and his wife at a price of $1.04 per share price, resulting in a non-operating gain of $449. The Company's remaining percentage interest in the voting common stock of Metanetics at March 31, 1997, was 49%.

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

NOTE 20 -- NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

In fiscal 1998, the FASB issued Statement of Financial Accounting Standards
No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting comprehensive income, which has been defined as the change in equity of an entity during a period from transactions and other events and circumstances from nonowner sources, in the basic financial statements. The Company is required to adopt the provisions of SFAS No. 130 for the fiscal year ending March 31, 1999, beginning with the quarter ended June 30, 1998, and to restate any prior period financial statements included for comparative purposes to reflect the application of SFAS No. 130. As the adoption of this pronouncement will only modify disclosures, there will be no effect on the Company's consolidated financial position, results of operations or cash flows.

During fiscal 1998, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 revises the manner in which an entity determines the operating segments it must report as well as requires the disclosure of additional segment information. The Company is required to adopt the provisions of SFAS No. 131 for the fiscal year ending March 31, 1999, and to restate any prior period financial statements included for comparative purposes to reflect the application of SFAS No. 131. As the adoption of this pronouncement will only modify disclosures, there will be no effect on the Company's consolidated financial position, results of operations or cash flows.

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

Subsequent to fiscal 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging" ("SFAS No. 133"). SFAS No. 133 provides accounting and reporting standards for derivative instruments. This standard will require the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The Company is required to adopt the provisions of SFAS No. 133 during the first quarter of fiscal 2001. Management believes that the adoption of this pronouncement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 21 -- SUBSEQUENT EVENTS

On April 21, 1998, an article was published in THE WALL STREET JOURNAL reporting that Symbol Technologies, Inc. "ha[d] made an offer to purchase smaller rival Telxon Corp. for $38 a share" in a letter to the Company dated April 8, 1998. On May 8, 1998, the Company issued a press release announcing that its board of directors had determined that Symbol's suggested business combination was not in the best interest of the Company and its stockholders. Symbol subsequently issued a press release on June 2, 1998 announcing that the Company "had rejected Symbol's written proposal of

June 1, 1998 to acquire Telxon for $40 per share in cash or up to $42 per share in cash and Symbol shares, subject to due diligence," noting that the "acquisition proposal will expire by its terms at noon on June 8, 1998." On June 5, 1998, the Company issued a press release announcing that, following private discussions with Symbol in an attempt to reach a mutual agreement, the Company's board of directors had rejected Symbol's unsolicited $40 cash proposal. The Company's press release further noted that the second Symbol proposal involving a combination of cash/stock did not contain enough information to be considered by the Company's board. A Symbol press release issued June 8, 1998 announced that the proposals described in the June 2, 1998 Symbol press release had been withdrawn.

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

Subsequent to March 31, 1998, the Company re-issued 44,848 shares of treasury stock, at a weighted average cost of $19.27, to satisfy stock options exercised under its stock option plans during the first quarter of fiscal 1999.

Subsequent to March 31, 1998, Aironet sold 222,222 shares of its voting common stock to various third-party investors at a price of $3.50 per share. Proceeds from this sale of stock were $778. The Company's remaining interest in the voting common stock of Aironet after giving effect to these additional sales is 76%.

NOTE 22 -- QUARTERLY DATA (UNAUDITED)

                                                                          QUARTER
                                                                          -------
1998                                   FIRST           SECOND              THIRD          FOURTH(a)             YEAR(b)
----                                   -----           ------              -----          ---------             -------

Revenues..........................     $104,913        $110,320           $117,307           $133,330           $465,870
Gross profit......................       41,226          43,708             48,576             55,206            188,716
Income before
  cumulative effect of
  an accounting change............     $  1,594        $  2,388           $  4,357           $  8,108           $ 16,447
                                       ========        ========           ========           ========           ========

Income per share before
  cumulative effect of
  an accounting change:
  Basic...........................     $    .10        $    .15           $    .28           $    .52           $   1.04
  Diluted.........................     $    .10        $    .15           $    .27           $    .50           $   1.01

Net Income                             $  1,594        $  2,388           $  3,117           $  8,108           $ 15,207
                                       ========        ========           ========           ========           ========

Net income per share:
  Basic...........................     $    .10        $    .15           $    .20           $    .52           $    .96
  Diluted.........................     $    .10        $    .15           $    .19           $    .50           $    .93

(a) Fourth quarter adjustments were not material to the quarterly results of operations.

(b) The net income per share for the quarters does not equal net income per share for the year due to differentials in the impact of quarterly and annual weighted new stock issuances on the weighted average number of shares outstanding for each respective period.

                                                                            QUARTER
                                                                            -------
1997                                 FIRST              SECOND                THIRD          FOURTH(a)              YEAR
----                                 -----              ------                -----          ---------              ----

Revenues..................          $112,383           $108,314           $123,575           $121,740           $466,012
Gross profit..............            35,510             34,335             33,963             48,332            152,140
Net (loss) income.........          $ (4,797)          $ (4,702)          $  2,135           $    305           $ (7,059)
                                    ========           ========           ========           ========           ========
Earnings per common
  and common
  equivalent share:
Net (loss) income
  per share
  Basic...................           $   (.30)          $   (.29)         $    .13           $    .02             $  (.44)
  Diluted.................           $   (.30)          $   (.29)         $    .13           $    .02             $  (.44)

(a) Fourth quarter adjustments were not material to the quarterly results of operations.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)      List of documents filed as part of this Report:

          (1) Consolidated Financial Statements: Reference is made to the Index on page 39 of Amendment No. 1 on Form 10-K/A for the Year Ended March 31, 1998.

          (2) Financial Statement Schedule: Reference is made to the Index on page 39 of Amendment No. 1 on Form
                   10-K/A for the Year Ended March 31, 1998. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements of the notes thereto.

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

                             10.1.9      Employment Agreement between
                                         Registrant and Frank E. Brick,
                                         filed with the Original Filing.


                                         10.1.9.a      1997 Section
                                                       162(m)
                                                       Performance-Based
                                                       Compensation Plan
                                                       of Registrant with
                                                       respect to its
                                                       President and
                                                       Chief Executive
                                                       Officer adopted by
                                                       the
                                                       Performance-Based
                                                       Compensation
                                                       Committee of
                                                       Registrant's Board
                                                       of Directors and
                                                       approved by
                                                       Registrant's
                                                       Stockholders at
                                                       the Annual Meeting
                                                       thereof, held
                                                       September 10,
                                                       1997, filed
                                                       with the Original
                                                       Filing.

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

                             10.1.15     Description of Key Employee
                                         Retention Program, filed with the
                                         Original Filing.

                                                10.1.15.a     Form of letter
                                                              agreement made
                                                              with key employees
                                                              selected under the
                                                              retention program
                                                              described in
                                                              Exhibit 10.1.15
                                                              above, filed
                                                              with the Original
                                                              Filing.

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

                                    10.1.17     Letter agreement of Registrant
                                                with Robert A. Goodman, dated as
                                                of December 29, 1997 and
                                                executed and delivered January
                                                20, 1998, for continued
                                                consulting services following
                                                certain changes in his law
                                                practice, filed with the
                                                Original Filing.

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

                                   10.2.2       Lease Agreement between The
                                                Woodlands Commercial Properties
                                                Company, L.P. and Registrant,
                                                made and entered into as of
                                                January 16, 1998, including
                                                Rider No. 1 thereto, for
                                                premises at 8302 New Trails
                                                Drive, The Woodlands, Texas,
                                                filed with the Original Filing.

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

                                    10.2.4      Lease Contract between
                                                Desarrollos Inmobiliarios Paso
                                                del Norte, S.A. de C.V. and
                                                Productos y Servicios de Telxon,
                                                S.A. de C.V., a subsidiary of
                                                Registrant, for in Ciudad
                                                Juarez, Chihuahua, Mexico, made
                                                and entered into as of April 10,
                                                1997, filed with the Original
                                                Filing.

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
                                                              December 16, 1996.

                                                10.3.1.d      Amendment No. 3,
                                                              dated as of
                                                              December  12,
                                                              1997,  to the
                                                              Agreement included
                                                              as Exhibit 10.3.1
                                                              above, filed
                                                              with the Original
                                                              Filing.

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

                           10.4 Amended and Restated Agreement between Registrant and Symbol Technologies, Inc., dated as of September 30, 1992, filed with the Original Filing.

                           10.5 License, Rights, and Supply Agreement between Aironet Wireless Communications, Inc., a subsidiary of Registrant, and Registrant, dated as of March 31, 1998, filed with the Original Filing.

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

                           10.7 Stock Purchase Agreement by and among Registrant and FED Corporation, dated as of March 31, 1998, with respect to FED Corporation's purchase of all of the stock of Virtual Vision, Inc. (fka Vision Newco, Inc.), filed with the Original Filing.

                                    10.7.1       Escrow Agreement by and among
                                                 FED Corporation, Registrant and
                                                 First Union National Bank, with
                                                 respect to the transactions
                                                 under the Stock Purchase
                                                 Agreement included as Exhibit
                                                 10.7 above, filed with the
                                                 Original Filing.

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

                           10.14 Subscription Agreement by and among Aironet Wireless Communications, Inc., a subsidiary of Registrant, and the investors who executed the same, dated as of March 31, 1998, filed with the Original Filing.

                                    10.14.1          Form of Warrant issued
                                                     pursuant to the
                                                     Subscription Agreement
                                                     included as Exhibit 10.14
                                                     above, filed with the
                                                     Original Filing.

                                    10.14.2          Stockholders Agreement by
                                                     and among Aironet Wireless
                                                     Communications, Inc. and
                                                     its Stockholders party
                                                     thereto, including
                                                     Registrant and the
                                                     investors party to the
                                                     Subscription Agreement
                                                     included as Exhibit 10.14
                                                     above, entered into as of
                                                     March 31, 1998 in
                                                     connection with the
                                                     transactions under the
                                                     Subscription Agreement,
                                                     filed with the Original
                                                     Filing.

                                    10.14.3          Registration Rights
                                                     Agreement by and among
                                                     Aironet Wireless
                                                     Communications, Inc. and
                                                     certain of its security
                                                     holders, including
                                                     Registrant and the
                                                     investors party to the
                                                     Subscription Agreement
                                                     included as Exhibit 10.14
                                                     above, entered into as of
                                                     March 31, 1998 in
                                                     connection with the
                                                     transactions under the
                                                     Subscription Agreement,
                                                     filed with the Original
                                                     Filing.

                  21.      Subsidiaries of Registrant, filed with the Original
                           Filing.

                  23. Consent of PricewaterhouseCoopers, LLP, filed herewith.

                  24. Power of Attorney, executed by members of the Board of Directors of Registrant, filed with the Original Filing.

                  27.1 Financial Data Schedule as of March 31, 1998, filed with the Original Filing.

                  27.2 Financial Data Schedule as of September 30, 1997, restated in compliance with SFAS No. 128, filed with the Original Filing.

                  27.3 Financial Data Schedule as of June 30, 1997, restated in compliance with SFAS No. 128, filed with the Original Filing.

                  27.4 Financial Data Schedule as of March 31, 1997, restated in compliance with SFAS No. 128, filed with the Original Filing.

                  27.5 Financial Data Schedule as of December 31, 1996, restated in compliance with SFAS No. 128, filed with the Original Filing.

                  27.6 Financial Data Schedule as of September 30, 1996, restated in compliance with SFAS No. 128, filed with the Original Filing.

                  27.7 Financial Data Schedule as of June 30, 1996, restated in compliance with SFAS No. 128, filed with the Original Filing.

                  27.8 Financial Data Schedule as of March 31, 1996, restated in compliance with SFAS No. 128, filed with the Original Filing.


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

                       TELXON CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                              DOLLARS IN THOUSANDS

                                                                      ADDITIONS
                                               BALANCE AT            CHARGED TO                             BALANCE AT
                                              BEGINNING OF            COSTS AND                               END OF
DESCRIPTION                                      PERIOD               EXPENSES          DEDUCTIONS            PERIOD
-----------                                      ------               --------          ----------            ------

Valuation account for accounts receivable:
      Year ended March 31, 1998:................    $ 1,596             $    513         $   967 (a)             $ 1,142
      Year ended March 31, 1997:................    $ 1,731             $    378         $   513 (a)             $ 1,596
      Year ended March 31, 1996:................    $ 1,832             $  1,538         $ 1,639 (a)             $ 1,731


Valuation account for inventory:

      Year ended March 31, 1998:................    $15,983             $  4,135         $ 8,993 (b)            $ 11,125
      Year ended March 31, 1997:................    $10,063             $ 11,521         $ 5,601 (b)            $ 15,983
      Year ended March 31, 1996:................    $10,942             $  2,026         $ 2,905 (b)            $ 10,063

(a)      Doubtful accounts charged off, net of recoveries.
(b)      Write off of excess and/or obsolete material.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               TELXON CORPORATION

Date:    July 15, 1998              By:         /s/ Kenneth W. Haver
                                               --------------------------
                                               Kenneth W. Haver, Senior
                                               Vice President and Chief
                                               Financial Officer

                               TELXON CORPORATION

                                   EXHIBITS TO

                                    FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                  (as amended)

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
                               and advisors of Aironet Wireless Communications, Inc., a subsidiary of Registrant, incorporated herein by reference to Exhibit 10.1.7 to Registrant's Form 10-K for the year ended March
                               31, 1997.

*                              10.1.7.a     Amended and Restated 1996 Stock
                                            Option Plan for employees, directors
                                            and advisors of Aironet Wireless
                                            Communications, Inc., a subsidiary
                                            of Registrant, filed with the
                                            Original Filing.

*                 10.1.8       Non-Competition Agreement by and between
                               Registrant and Robert F. Meyerson, effective
                               February 27, 1997, incorporated herein by reference to Exhibit 10.1.8 to Registrant's Form
                               10-K for the year ended March 31, 1997.

*                 10.1.9       Employment Agreement between Registrant and Frank
                               E. Brick, filed with the Original Filing.

*                              10.1.9.a     1997 Section 162(m)
                                            Performance-Based Compensation Plan
                                            of Registrant with respect to its
                                            President and Chief Executive
                                            Officer adopted by the
                                            Performance-Based Compensation
                                            Committee of Registrant's Board of
                                            Directors and approved by
                                            Registrant's Stockholders at the
                                            Annual Meeting thereof, held
                                            September 10, 1997, filed with the
                                            Original Filing.

*                 10.1.10      Amended and Restated Employment Agreement between
                               Registrant and James G. Cleveland, effective as of April 1, 1997, filed with the Original Filing.

*                 10.1.11      Amended and Restated Employment Agreement between
                               Registrant and Kenneth W. Haver, effective as of April 1, 1997, filed with the Original Filing.

*                 10.1.12      Amended and Restated Employment Agreement between
                               Registrant and David D. Loadman, effective as of April 1, 1997, filed with the Original Filing.

*                 10.1.13      Amended and Restated Employment Agreement between
                               Registrant and David W. Porter, effective as of April 1, 1997, filed with the Original Filing.

*                 10.1.14      Amended and Restated Employment Agreement between
                               Registrant and Danny R. Wipff, effective as of April 1, 1997, filed with the Original Filing.

*                 10.1.15      Description of Key Employee Retention Program and
                               form of letter agreements made by Registrant with key employees thereunder, filed with the Original
                               Filing.

*                              10.1.15.a    Form of letter agreement made with
                                            key employees selected under the
                                            retention program described in
                                            Exhibit 10.1.15 above, filed
                                            with the Original Filing.

*                 10.1.16      Letter of the Audit Committee of Registrant's
                               Board of Directors, dated July 22, 1996, engaging
                               Norton Rose to act as the Committee's delegate to advise and assist Registrant's management, incorporated herein by reference to Exhibit
                               10.1.16 to Registrant's Form 10-K for the year ended March 31, 1997.

*                 10.1.17      Letter agreement of Registrant with Robert A.
                               Goodman, dated as of December 29, 1997 and executed and delivered January 20, 1998, for continued consulting services following certain changes in his law practice, filed with the Original Filing.

         10.2     Material Leases of Registrant.

*                 10.2.1       Lease between Registrant and 3330 W. Market
                               Properties, dated as of December 30, 1986, for premises at 3330 W. Market Street, Akron, Ohio, incorporated herein by reference to Exhibit
                               10.2.1 to Registrant's Form 10-K for the year ended March 31, 1994.

*                 10.2.2       Lease Agreement between The Woodlands Commercial
                               Properties Company, L.P. and Registrant, made and entered into as of January 16, 1998, including
                               Rider No. 1 thereto, for premises at 8302 New
                               Trails Drive, The Woodlands, Texas, filed with the Original Filing.

*                 10.2.3       Standard Office Lease (Modified Net Lease)
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

*                 10.2.4       Lease Contract between Desarrollos Inmobiliarios
                               Paso del Norte, S.A. de C.V. and Productos y
                               Servicios de Telxon, S.A. de C.V., a subsidiary of Registrant, for in Ciudad Juarez, Chihuahua,
                               Mexico, made and entered into as of April 10, 1997, filed with the Original Filing.

         10.3     Credit Agreements of Registrant.

*                 10.3.1       Credit Agreement by and among Registrant, the
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

*                              10.3.1.d     Amendment No. 3, dated as of
                                            December 12, 1997, to the Agreement
                                            included as Exhibit 10.3.1 above,
                                            filed with the Original Filing.

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
                                            Registrant's Form 8-K dated August
                                            16, 1996.

*                 10.3.4       Business Purpose Revolving Promissory Note
                               (Swing Line) made by Registrant in favor of Bank
                               One, NA (fka Bank One, Akron, N.A.), dated August
                               5, 1997 (extending the credit facility evidenced by the Note included as Exhibit 10.3.3 above), incorporated herein by reference to Exhibit
                               10.3.8 to Registrant's Form 10-Q for the quarter ended June 30, 1997.

*        10.4     Amended and Restated Agreement between Registrant and Symbol
                  Technologies, Inc., dated as of September 30, 1992, filed with the Original Filing.

*        10.5     License, Rights, and Supply Agreement between Aironet Wireless
                  Communications, Inc., a subsidiary of Registrant, and Registrant, dated as of March 31, 1998, filed with the Original Filing.

*        10.6     Agreement of Purchase and Sale of Assets by and among Vision
                  Newco, Inc., a subsidiary of Registrant, Virtual Vision, Inc., as debtor and debtor in possession, and the Official Unsecured
                  Creditors' Committee, on behalf of the bankruptcy estate of Virtual Vision, dated as of July 13, 1995, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended June 30, 1995.

*        10.7     Stock Purchase Agreement by and among Registrant and FED
                  Corporation, dated as of March 31, 1998, with respect to FED
                  Corporation's purchase of all of the stock of Virtual Vision, Inc. (fka Vision Newco, Inc.), filed with the Original Filing.

*                 10.7.1       Escrow Agreement by and among FED Corporation,
                               Registrant and First Union National Bank, with respect to the transactions under the Stock
                               Purchase Agreement included as Exhibit 10.7 above, filed with the Original Filing.

*        10.8     Subscription Agreement by and among New Meta Licensing
                  Corporation, a subsidiary of Registrant, and certain officers of Registrant as Purchasers, dated as of September 19, 1995, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended September 30,
                  1995.

*        10.9     Amended and Restated Shareholder Agreement by and among
                  Metanetics Corporation, a subsidiary of Registrant fka New
                  Meta Licensing Corporation, and its Shareholders, including the officers of Registrant party to the Agreement included as
                  Exhibit 10.8 above, dated as of March 28, 1996, incorporated herein by reference to Exhibit 10.9.3 to Registrant's Form
                  10-K for the year ended March 31, 1996.

*        10.10    First Amendment, dated as of March 30, 1996, to the Agreement included as Exhibit 10.9 above, incorporated herein by reference to Exhibit 10.9.4 to Registrant's Form 10-K for the year ended March 31, 1996.

*        10.11    Stock Purchase Agreement by and among Meta Holding
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

*        10.14    Subscription Agreement by and among Aironet Wireless
                  Communications, Inc., a subsidiary of Registrant, and the investors who executed the same, dated as of March 31, 1998, filed with the Original Filing.

*                 10.14.1      Form of Warrant issued pursuant to the
                               Subscription Agreement included as Exhibit 10.14 above, filed with the Original Filing.

*                 10.14.2      Stockholders Agreement by and among Aironet
                               Wireless Communications, Inc. and its
                               Stockholders party thereto, including Registrant and the investors party to the Subscription
                               Agreement included as Exhibit 10.14 above, entered into as of March 31, 1998 in connection with the transactions under the Subscription
                               Agreement, filed with the Original Filing.

*                 10.14.3      Registration Rights Agreement by and among
                               Aironet Wireless Communications, Inc. and certain of its security holders, including Registrant and the investors party to the Subscription
                               Agreement included as Exhibit 10.14 above, entered into as of March 31, 1998 in connection with the transactions under the Subscription
                               Agreement, filed with the Original Filing.

*        21.      Subsidiaries of Registrant, filed with the Original Filing.

**       23.      Consent of PricewaterhouseCoopers, LLP, filed herewith.

*        24.      Power of Attorney, executed by members of the Board of
                  Directors of Registrant, filed with the Original Filing.

*        27.1     Financial Data Schedule as of March 31, 1998, filed with the
                  Original Filing.

*        27.2     Financial Data Schedule as of September 30, 1997, restated
                  in compliance with SFAS No. 128, filed with the Original Filing.

*        27.3     Financial Data Schedule as of June 30, 1997, restated in
                  compliance with SFAS No. 128, filed with the Original Filing.

*        27.4     Financial Data Schedule as of March 31, 1997, restated in
                  compliance with SFAS No. 128, filed with the Original Filing.

*        27.5     Financial Data Schedule as of December 31, 1996, restated in compliance with SFAS No. 128, filed with the Original Filing.

*        27.6     Financial Data Schedule as of September 30, 1996, restated in compliance with SFAS No. 128, filed with the Original Filing.

*        27.7     Financial Data Schedule as of June 30, 1996, restated in
                  compliance with SFAS No. 128, filed with the Original Filing.

*        27.8     Financial Data Schedule as of March 31, 1996, restated in
                  compliance with SFAS No. 128, filed with the Original Filing.

*        Previously filed
**       Filed herewith