Form 10-K/A
period 1998-03-31
TELXON CORP
filed 1998-07-29
CIK 352495

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                 FORM 10-K/A
                              (Amendment No. 2)

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

                       DOCUMENTS INCORPORATED BY REFERENCE


This Amendment No. 2 on Form 10-K/A includes the information required by Part III of Form 10-K in lieu of the incorporation thereof by reference from the registrant's definitive proxy statement for its 1998 Annual Meeting of Stockholders scheduled to be held on September 15, 1998.

This Amendment No. 2 on Form 10-K/A supplements the Form 10-K as originally filed by the registrant, Telxon Corporation ("Telxon" or the "Company"), on June 29, 1998 with respect to its fiscal year ended March 31, 1998 ("Fiscal 1998"), as amended by Amendment No. 1 on Form 10-K/A filed on July 15, 1998 (the Company's 10-K for Fiscal 1998, as amended by Amendment No. 1 and this
Amendment No. 2, being referred to as this "Annual Report on Form 10-K"), by adding the Part III information originally contemplated to be incorporated by reference to the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders scheduled to be held September 15, 1998. This Amendment No. 2 also restates Item X of Part I of the Form 10-K as originally filed to reflect an interim change in the age of one of the Company's executive officers.

                                    PART I

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers of the Company, who have been either elected by the Board of Directors of the Company or appointed by the Chief Executive Officer and ratified and approved by the Board of Directors:

         Frank E. Brick, age 50, has been President of the Company since June 1996 and the Company's Chief Executive Officer since February 1997. Mr. Brick was Chief Operating Officer of the Company from June 1996 until being named Chief Executive Officer. He had also previously served the Company as President and Chief Operating Officer, Telxon International from February 1995 to June 1996 and as Senior Executive Vice President from October 1993 to February 1995. Mr. Brick was President of Basicomputer Corporation (business computer sales, integration and network services; "Basicomputer") from 1985 until it was acquired in September 1993 by The Future Now, Inc. ("The Future Now", since consolidated into Intelligent Electronics) and also served as Chief Executive Officer and a director of Basicomputer from 1988 until the acquisition. He has been a director of the Company since July 1996.

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

         David D. Loadman, age 37, has been Senior Vice President, Global Product and Systems Development of the Company since September 1996. Other capacities in which Mr. Loadman has served the Company since joining it in October 1988 include Senior Vice President, Global Wireless Systems and Advanced Research and Development from June 1996 to September 1996; Senior Vice President, Technical Operations from August 1994 to June 1996; Vice President, Global Technology from May 1994 to August 1994; Vice President, Systems Engineering Group from August 1993 to May 1994; Vice President, Systems Integration from February 1993 to August 1993; Director, Communications Systems from November 1992 to February 1993; Director, Software Communications Systems from August 1992 to November 1992; and Product Manager, Hardware from September 1991 to August 1992.

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

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICER BIOGRAPHICAL INFORMATION

For certain information relating to the Company's executive officers, see Item X in Part I of this Annual Report on Form 10-K, which information is incorporated in this Item 10 by this reference.

Included among the executive officers about whom information is included in Part I, Item X, is Frank E. Brick, who is also a director of the Company. The remaining directors of the Company and corresponding information about them are as follows:

          Richard J. Bogomolny, age 63, retired as Chairman of the Board and Chief Executive Officer of First National Supermarkets, Inc., in January 1992, positions which he held since June 1975. From May 1992 through May 1998, Mr. Bogomolny was a member of the Supervisory Board (board of directors) of Royal Ahold n.v., the Netherlands' largest food retailer with operations also in the United States (Stop-N-Shop Cos. New England, Finast, BI-LO, Giant, Tops and Edwards), South America, Portugal, Spain, China, Thailand and the Czech Republic. For ten years prior to his retirement he was a board member of the Food Marketing Institute, the industry's international trade association. Mr. Bogomolny has been a director of the Company since August 1995. He is the Chairman of the Compensation Committee of the Board and also serves on its Audit, Option and Stock, and Special Compensation Committees. His current term as a director expires at the 1998 annual meeting.

          John H. Cribb, age 65, retired from active employment with the Company as Chairman, Telxon International in December 1996, as which he had served since January 1995. From January 1993 to January 1995 he served the Company as President, International, and from January 1990 to January 1993, as Senior Vice President, International Operations. Mr. Cribb was a Vice President of the Company and Managing Director of Telxon Limited, the Company's United Kingdom subsidiary, from 1982 to 1990. He has been a director and Vice Chairman of the Board of the Company since January 1995 and is a member of the Audit and Compensation Committees of the Board.
     His current term as a director expires at the 1998 annual meeting.

          Robert A. Goodman, age 63, has been the Company's General Counsel since 1979 and Secretary since 1983. He has been senior partner of Goodman Weiss Miller LLP, a Cleveland, Ohio law firm, since 1986. Mr. Goodman has been a director of the Company since October 1991. His current term as a director expires at the 2000 annual meeting. He is a member of the Audit Committee of the Board.

          Raj Reddy, age 61, has been Dean of the School of Computer Science, and Herbert A. Simon University Professor, at Carnegie Mellon University since July 1992. Since 1984 he had held the rank of University Professor and for eleven years prior to that time held the rank of Professor of Computer Science. He has been the Director of The Robotics Institute at Carnegie Mellon since 1980. He also serves as a consultant in the area of computer science, robotics and related disciplines. Dr. Reddy has been a director of the Company since April 1987 and Chairman of the Board of Directors since February 1997. His current term as a director expires at the 2000 annual meeting. He is a member of the Audit, Compensation, Nominating, Option and Stock, and Special Compensation Committees of the Board.

          Norton W. Rose, age 69, has been President and principal/owner of Norton W. Rose & Co., Cleveland, Ohio (consulting firm) since August 1990 and has headed the Beachwood, Ohio office of Kenzer Corporation (executive search firm) since July 1997. He was Executive Vice President of Creative Art Activities, Inc. (craft kit manufacturer) from January 1994 to June 1997 and Chairman of the Board of Premier Travel (formerly Prescott Travel) from July 1991 until it was acquired by Travel One in January 1997. Mr. Rose has been a director of the Company since October 1990, and his current term as a director expires at the 1999 annual meeting. He is the Chairman of the Audit Committee of the Board and also serves on its Compensation, Option and Stock, and Special Compensation Committees.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers and directors with respect to Fiscal 1998 were complied with, except that Len Abeita, a former reporting officer, was late in filing his initial ownership report and each of Dr. Raj Reddy, one of the directors, and Gary Grand, a reporting officer, were late in filing a transaction report for his exercise of a Company stock option and, in the case of Mr. Grand's exercise, which was made on a broker-assisted cashless basis, the related sale of the option shares. The Company does not believe it had any greater than ten percent beneficial owners at any time during Fiscal 1998 based on its records and because it has not received copies of, and is not otherwise aware of, any filings by any such beneficial owner with the SEC under Section 13 or 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     The following table shows all annual, long-term and other compensation for services rendered to the Company in all capacities paid or awarded during each of its three most recently completed fiscal years to the Company's Chief Executive Officer during Fiscal 1998 and to the other four executive officers of the Company who received the highest combined salary and bonus compensation during Fiscal 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG TERM
                                                                                            COMPENSATION
                                                      ANNUAL COMPENSATION                      AWARDS
                                          -------------------------------------------   ---------------------
                                                                            OTHER       RESTRICTED
                                                                            ANNUAL        STOCK       STOCK             ALL
           NAME AND PRINCIPAL                                              COMPEN-        AWARDS     OPTIONS           OTHER
                POSITION                  YEAR     SALARY       BONUS       SATION         ($)       (SHARES)     COMPENSATION(1)
           ------------------             ----     -------     -------   ------------   ----------   --------     ---------------
Frank E. Brick                            1998     750,006     250,000      17,272(2)       0(3)           0(4)        7,187(5)
  President and Chief                     1997(6)  421,154     500,000           0          0        500,000+          8,288
  Executive Officer
James G. Cleveland                        1998     275,000     200,000           0          0              0(4)        3,173
  President, North                        1997     250,000     150,000           0          0         80,000+          6,615
  America Division
Dan R. Wipff                              1998     275,000     100,000           0          0              0(4)        4,125
  President and Chief Executive Officer,  1997     275,000      70,000           0          0         10,000+          5,375
  Telxon Products                         1996     277,885(7)        0           0          0         11,250+          4,187
  Division
Kenneth W. Haver                          1998     200,000     150,000           0          0(8)      25,000+(4)       2,308
  Senior Vice President, Finance and      1997     200,000     250,000           0          0         50,000+          7,192
  Administration, and                     1996     198,177      50,000           0          0         48,000+          6,207
  Chief Financial Officer
David D. Loadman                          1998     225,000     125,000      30,865(2)       0(9)           0           3,470
  Senior Vice President,                  1997     200,000     175,000           0          0         75,000+          5,688
  Global Product and                                                                                  60,000*
  Systems Development, and Chief
  Technical Officer

---------------

  + Option for the purchase of the indicated number of shares of Telxon Common
    Stock granted to the named executive officer pursuant to the Company's 1990 Stock Option Plan (as amended, the "Employee Option Plan"). See the table of Option Grants in Fiscal 1998 below for further information regarding each option granted during Fiscal 1998.

  * Option for the purchase of the indicated number of shares of common stock of the Company's Aironet Wireless Communication, Inc. subsidiary ("Aironet") for the purchase of 60,000 shares of Aironet common stock at an exercise price of $1.86 per share under the Aironet 1996 Stock Option Plan for employees, directors and advisors (as amended, the "Aironet Option Plan"), granted by Aironet to the named executive officer as an advisor to Aironet.

(1) Except as otherwise footnoted, the amounts shown are matching contributions made by the Company under its Retirement and Uniform Matching Profit Sharing (401(k)) Plan.

(2) The amount shown was paid for relocation expenses.

(3) At March 31, 1998, 10,000 of the 50,000 Shares awarded to Mr. Brick in October 1993 under the Company's 1992 Restricted Stock Plan (as amended, the "Restricted Stock Plan") remained unvested, which unvested Shares had a value, based on the closing sale price per Share as reported on The Nasdaq National Market tier of The Nasdaq Stock Market (the "Nasdaq NNM") for March 31, 1998, of $265,000.

(4) On March 30, 1998, the Aironet Board of Directors approved the granting of a pool of options to purchase an aggregate of 300,000 shares of Aironet common stock to, and to be allocated among, Telxon employees serving as advisors to Aironet, as designated by

    Telxon's Chief Executive Officer. The exercise price for the options included in the pool was fixed at $3.50 per share, corresponding to the negotiated arm's-length price paid by third party investors purchasing a minority position in Aironet common stock in a contemporaneous private placement. In April 1998, subsequent to the end of the most recent fiscal year required to be disclosed in this Summary Compensation Table, the pool was fully allocated, based on a review of the designated recipients and the allocation among them by the Compensation Committee of Telxon's Board of Directors, with the following named executive officers receiving the respective number of Aironet stock options indicated: Mr. Brick, 70,000; Mr. Cleveland, 40,000; Mr. Haver, 50,000 (in addition to the 25,000 share Telxon stock option shown for him in the body of the table); and Mr. Wipff, 20,000. The remaining pool shares were allocated to other Telxon employees. For further information regarding these Aironet stock option grants, see footnote (4) to the table of Option Grants in Fiscal 1998 below.

(5) The amount shown also includes $4,591 representing the premiums that would have had to be paid in order to provide Mr. Brick with a term life equivalent of the death benefit payable to his estate under the "split-dollar" universal life insurance arrangements described under "Employment Agreements and Termination of Employment Arrangements" below.

(6) Mr. Brick became the Company's Chief Executive Officer on February 26, 1997, having been the Company's President and Chief Operating Officer since June 1996 and served the Company in other executive capacities prior thereto. The amounts shown in the Summary Compensation Table reflect all compensation paid to Mr. Brick in all capacities in respect of Fiscal 1997.

(7) Includes $2,885 paid under Mr. Wipff's previous compensation arrangements.

(8) At March 31, 1998, 2,000 of the 5,000 Shares awarded to Mr. Haver in July 1994 under the Restricted Stock Plan remained unvested (1,000 of which have since vested), which unvested Shares had a value, based on the closing sale price per Share as reported on the Nasdaq NNM for March 31, 1998, of $53,000.

(9) At March 31, 1998, 2,000 of the 5,000 Shares awarded to Mr. Loadman in July 1994 under the Restricted Stock Plan remained unvested (1,000 of which have since vested), which unvested Shares had a value, based on the closing sale price per Share as reported on the Nasdaq NNM for March 31, 1998, of $53,000.

Employment Agreements and Termination of Employment Arrangements

     Mr. Brick has an employment agreement with the Company to serve as its Chief Executive Officer through March 31, 2000 at a base salary of $750,000 per year. In addition, Mr. Brick's employment agreement provides for the following performance-based bonuses: (1) annual "Bonus Compensation" of $250,000 per year if the Company meets 100% of the operating earnings target for each fiscal year (measured before interest and taxes and excluding capital and extraordinary gains and losses, and after accrual for all executive bonuses, including Mr. Brick's Bonus Compensation and Incentive Compensation), or $125,000 per year if the Company meets at least 90% but less than 100% of the operating earnings target; (2) annual "Incentive Compensation" equal to eight percent of all operating earnings in excess of the operating earnings target for each fiscal year; and (3) a long-term "Market Appreciation Bonus" equal to one and one-half percent of the Company's market capitalization in excess of $417 million up to and including $585 million, and two percent of the Company's market capitalization in excess of $585 million, determined based on the Company's market capitalization at March 31, 2000, subject to earlier determination in the event of the termination of his employment by the Company without "cause", expiration of his employment agreement without renewal by the Company, his death or the Company becoming privately held or otherwise subject to a "change in control" (as defined below), and is payable by April 30, 2000 or within 30 days after earlier determination of the amount thereof upon termination of employment without "cause" (as defined below), non-renewal of the employment agreement, death or a "change in control."

     As provided in his employment agreement, the Company has obtained $5 million in "split-dollar" universal life insurance on Mr. Brick , with the insurance being owned and the $130,267 annual premiums therefor paid by the Company and the death benefit remaining after a return to the Company of the premiums paid being payable to Mr. Brick's designated beneficiaries; provided that Mr. Brick remains in the Company's employ until age 60, then, upon his retirement, the Company will be obligated to make 15 years of deferred salary continuation payments to him, from, but only from, the cash value of such policies, at an annual rate of $158,000 or such lesser amount as the policies' investment earnings experience, as reflected in their then cash value, will support. In addition to the "split-dollar" arrangements, Mr. Brick or his estate is entitled to the same disability and death benefits as are extended by the Company to its executive employees generally.

     If Mr. Brick's employment is terminated by the Company for other than "cause" (defined in his employment agreement as behavior of Employee which is adverse to the Company's interest, including dishonesty, grossly negligent misconduct, willful misconduct, disloyalty, acts of bad faith, neglect of duty or material breach of the agreement), his employment agreement obligates the Company to pay a severance benefit to him at a rate equal to his base salary for the greater of 24 months or the remaining term of the agreement, as well as his basic medical insurance premiums for 18 months. A resignation by Mr. Brick following the Company's assignment of him to serve in any capacity other than his current offices or to perform tasks inconsistent with such position will be deemed a termination by the Company without "cause" entitling him to the foregoing severance and insurance benefits as well as accelerated determination and payment of the Market Appreciation Bonus. Mr. Brick is also entitled to the severance benefit and accelerated determination of the Market Appreciation Bonus if his employment agreement expires without renewal or extension. If any of the foregoing employment terminations occurs after a "change in control" of the Company of a nature which the Company would be required to report in its filings with the SEC (including, without limitation, (a) the acquisition by any person, entity or group of beneficial ownership of 15% or more of the combined voting power of the Company's securities in the election of directors, (b) liquidation of all or substantially all of the Company's assets or a merger, consolidation or reorganization in which neither the Company nor any entity in which the Company's stockholders own at least 50% of the voting power is the surviving entity, and (c) the current directors of the Company, or persons approved by them to succeed them (such current and successor directors constituting "Continuing Directors"), ceasing to constitute at least a majority of the Board) and such "change in control" is not approved by the affirmative vote of at least a majority of the Continuing Directors (an "Un-Approved Change in Control"), the severance benefit payable to Mr. Brick is increased to an amount equal to 2.99 times his base salary and, to the extent that such payment and/or any other payments which he has the right to receive from the Company would constitute, alone or in the aggregate, an "excess parachute payment" under Section 280G of the Internal Revenue Code, payment by the Company of any excise tax imposed on such payments and any taxes due as the result of the Company's payment of such excise tax and other taxes, as well as the acceleration of the vesting of all then outstanding stock option grants and restricted stock awards and the ability to exercise all of his stock options for their full original terms. In the event of an Un-Approved Change in Control, Mr. Brick has the right to elect to terminate his employment within 30 days of such event and, upon any such election, to receive the increased severance benefit.

     Mr. Cleveland has an employment agreement with the Company for a term ending March 31, 2000, at a base salary of $275,000 per year. His employment agreement further provides for bonus compensation for each fiscal year during the term as determined by the Board of Directors in its discretion based upon the recommendation of the Chief Executive Officer. Mr. Cleveland or his estate is entitled under the employment agreement to the same disability and death benefits as are extended by the Company to its executive employees generally, and he is also entitled to severance benefits of twelve months base salary in the event that his employment is terminated by the Company for other than "cause".

     Mr. Wipff has an employment agreement with the Company for a term ending March 31, 2000, at a base salary of $275,000 per year. His employment agreement further provides for bonus compensation for each fiscal year during the term as determined by the Board of Directors in its discretion based upon the recommendation of the Chief Executive Officer. Mr. Wipff or his estate is entitled under the employment agreement to the same disability and death benefits as are extended by the Company to its executive employees generally, and he is also entitled to severance benefits of twelve months base salary in the event that his employment is terminated by the Company for other than "cause".

     Mr. Haver has an employment agreement with the Company for a term ending March 31, 2000, at a base salary of $200,000 per year. His employment agreement further provides for bonus compensation for each fiscal year during the term as determined by the Board of Directors in its discretion based upon the recommendation of the Chief Executive Officer. Mr. Haver or his estate is entitled under the employment agreement to the same disability and death benefits as are extended by the Company to its executive employees generally, and he is also entitled to severance benefits of twelve months base salary in the event that his employment is terminated by the Company for other than "cause".

     Mr. Loadman has an employment agreement with the Company for a term ending March 31, 2000, at a base salary of $225,000 per year. His employment agreement further provides for bonus compensation for each fiscal year during the term as determined by the Board of Directors in its discretion based upon the recommendation of the Chief Executive Officer. Mr. Loadman or his estate is entitled under the employment agreement to the same disability and death benefits as are extended by the Company to its executive employees generally, and he is also entitled to severance benefits of twelve months base salary in the event that his employment is terminated by the Company for other than "cause".

     In February 1998, the Company entered into letter agreements with each of its executive officers (other than Mr. Brick, with respect to whom the subject matter is already addressed in his employment agreement as discussed above) providing for certain severance benefits in the event such officer's employment with the Company is terminated under certain circumstances within two years after a "change in control" of the Company. If the executive officer's employment is terminated by the Company or its successor other than for "cause", disability or at retirement age or by the officer for "good reason", the officer is entitled to a lump sum payment equal to two times his annual salary as in effect prior to the change in control, continued benefits under all insured and self-insured welfare benefit plans in effect prior to the employment termination date for a period of two years or until such earlier date as the officer receives equivalent benefits from a new employer or reaches retirement age (in which case the terms of any retirement plan shall apply), and to the extent that such payment and/or any other payments which he has the right to receive from the Company would constitute, alone or in the aggregate, an "excess parachute payment" under Section 280G of the Internal Revenue Code, payment by the Company of any excise tax imposed on such payments and any taxes due as the result of the Company's payment of such excise tax and other taxes. "Good reason" will exist for an officer to terminate his own employment without losing his entitlement to such benefits if, without the officer's prior written consent, his job status, positions or responsibilities are reduced or otherwise inconsistent with those prior to the change in control, his salary or benefits are reduced from pre-change in control levels or he is required to relocate from, or be based anywhere other than the metropolitan area where his office is located prior to the change in control. The events constituting a "change in control" following which the letter agreement's severance provisions apply are events of a nature which the Company would be required to report in its filings with the SEC, including, without limitation, (a) the acquisition by any person, entity or group of beneficial ownership of 15% or more of the combined voting power of the Company's securities in the election of directors, (b) liquidation of all or substantially all of the Company's assets or a merger, consolidation or reorganization in which neither the Company nor any entity in which the Company's stockholders own at least 50% of the voting power is the surviving entity, and (c) the current directors of the Company, or persons approved by them to succeed them, ceasing to constitute at least a majority of the Board; provided that any of the foregoing events shall not constitute a "change in control" if the officer or a group of which he is a part acquires, directly or indirectly, 15% or more of the combined voting power of the Company's securities.

     Each of the Employee Option Plan, Aironet Option Plan and Restricted Stock Plan under which one or more of the Company's executive officers have received a grant or award provide for the cancellation or forfeiture of then unvested stock options or restricted stock, and a limited, 30-day post-termination period for exercising his then vested stock options (generally extended to three months in the case of retirement, six months in the case of death and one year in the case of disability), in the event the recipient ceases to be employed by or an advisor to the granting or awarding entity, subject to the acceleration of vesting and/or the extension of the post-termination exercise period by the administering authority in its discretion. In the event of a "change in control" of the issuing entity, each of the Plans provides that, except as otherwise determined at the time by the board of directors of the issuing entity, all grants and awards then outstanding thereunder shall become fully vested, and the Employee Option Plan and the Aironet Option Plan further provide that, except as otherwise determined at the time by the applicable board of directors, a cash payment shall be made to the holders of outstanding options equal to the amount by which (i) the highest price paid or offered in any transaction related to the "change in control", or at which the underlying stock has traded on any securities market, within the preceding 60 days, as determined by the board, exceeds (ii) the exercise price. The Employee Option Plan and the Restricted Stock Plan define "change in control" to mean (1) the acquisition by any person, entity or group of beneficial ownership of 50% or more of the combined voting power of the issuing entity's then outstanding securities, or (2) the consummation of a transaction requiring stockholder approval and involving the sale of all or substantially all of the assets, or a merger or consolidation, of the issuing entity; "change in control" is defined under the Aironet Option Plan, as in effect prior to the March 30, 1998 amendment thereof, and by which pre-amendment terms such options continue to be governed, to also occur upon any person, entity or group acquiring 15% or more of the combined voting power of Telxon's then outstanding securities.

Employee Stock Options

     The following tables provide information with respect to options granted to, and exercises by, the persons indicated during Fiscal 1998 and the value of unexercised options held by such persons at the end of Fiscal 1998.

                          OPTION GRANTS IN FISCAL 1998

                                       INDIVIDUAL GRANTS
                                       -----------------
                                          PERCENT OF
                                             TOTAL
                                            OPTIONS
                                          GRANTED TO                                      GRANT
                           OPTIONS         EMPLOYEES          EXERCISE                     DATE
                           GRANTED         IN FISCAL           PRICE        EXPIRATION   PRESENT
         NAME            (SHARES)(1)         1998          (PER SHARE)(2)      DATE      VALUE(3)
         ----            -----------   -----------------   --------------   ----------   --------
Frank E. Brick.........        --(4)          --                   --             --           --
James G. Cleveland.....        --(4)          --                   --             --           --
Dan R. Wipff...........        --(4)          --                   --             --           --
Kenneth W. Haver.......    25,000(4)           4%              $25.31        10/4/05     $297,178
David D. Loadman.......        --             --                   --             --           --

---------------

(1) The option grant shown in the body of the table was made under the Employee Option Plan for the purchase of the indicated number of shares of Telxon Common Stock and becomes exercisable as to one-third of the underlying shares on a cumulative basis on each of the first three anniversaries of its October 4, 1997 grant date.

(2) The exercise price shown in the body of the table is equal to the closing sale price for the Common Stock as reported on the Nasdaq NNM for the last trading day prior to the grant date specified in footnote (1).

(3) Present value of the option as of the date of its grant, calculated using the Black-Scholes option valuation model under the following assumptions:
    (a) based upon the Company's review of historical data concerning the exercise by employees of options for Shares granted under the Company's stock option plans and survey data concerning the experience of other companies, an executive may typically be expected to hold an option with a stated term of eight years (as in the case of the option granted to Mr. Haver under the Employee Option Plan during Fiscal 1998 shown in the above table) for five years prior to exercise; (b) a stock price volatility of 44.66% (based on the changes in the market price for Shares over the five fiscal year period ended March 31, 1998, the length of which period corresponds to the expected holding period assumed in (a) above); (c) an interest rate of 5.85% (based on the published yield as of the grant date of Treasury securities at "constant maturity" as interpolated by the U.S. Treasury for a five-year maturity, corresponding to the assumed holding period); and (d) a continuation of the $0.01 per Share annual dividend historically paid by the Company.

(4) On March 30, 1998, the Aironet Board of Directors approved the granting of a pool of options to purchase an aggregate of 300,000 shares of Aironet common stock to, and to be allocated among, Telxon employees serving as advisors to Aironet, as designated by Telxon's Chief Executive Officer. Each option grant will vest as to one-third of the underlying shares on a cumulative basis on each of March 30, 1999, 2000 and 2001, becoming exercisable upon, but only after, (i) an underwritten registered public offering by Aironet of its common stock at a price of at least $8 per share netting proceeds of at least $8 million to Aironet or (ii) a "change in control" of Aironet (for the definition of such an event for purposes of the Aironet Option Plan and a description of certain other effects of such an event, see the discussion under "Employment Agreements and Termination of Employment Arrangements" above), have an exercise price of $3.50 per share (corresponding to the negotiated arm's-length price paid by third party investors purchasing a minority position in Aironet common stock in a contemporaneous private placement) and expire March 30, 2008, subject to earlier termination in the event the grantee ceases to serve as an advisor to Aironet. In April 1998, subsequent to the end of the most recent fiscal year required to be disclosed in this Summary Compensation Table, the pool was fully allocated, based on a review of the designated recipients and the allocation among them by the Compensation Committee of Telxon's Board of Directors, pursuant to which the following named executive officers received options for the respective number of shares of Aironet common stock, with the stated percentage representing that which the respective grant bears to the total number of options granted through the pool to Telxon officers and employees and to all other Aironet employees, directors and advisors under the Aironet Option Plan during Fiscal 1998: Mr. Brick, 70,000 shares (14%); Mr. Cleveland, 40,000 shares (8%); Mr. Haver, 50,000 shares (in addition to the 25,000 share Telxon stock option shown for him in the body of the table) (10%); and Mr. Wipff, 20,000 shares (4%).

    Although there has not been a trading market for Aironet common stock, there is only a limited history of exercises under the Aironet Option Plan and exercisability of the options described in this footnote (4) are subject to the preconditions described in the preceding paragraph, present values of these options as of the date of its grant can be calculated using the Black-Scholes option valuation model under the following assumptions utilized by Aironet in the preparation of the disclosures in its separate audited financial statements under Financial Accounting Standards No. 123 ("FAS 123"): (a) though reflective of the terms of the minority investment made by third party investors in the March 1998 private placement of Aironet common stock made contemporaneously with these option grants and not necessarily representative of the per share price that would exist were there (which there neither then was nor currently is) a regular trading market for such stock, the $3.50 per share private placement price is assumed as the value of the underlying Aironet common stock; (b) given the limited history of exercises under the Aironet Option Plan, the same five year period adopted by Telxon as discussed in footnote (3) above is used as the period for which executives may be expected to hold these options prior to exercise; (c) stock price volatility of 56%; (d) an interest rate of 5.54% (based on the published yield as of the grant date of Treasury Strips maturing as of the end of the holding period assumed in (b) above in this paragraph); and (e) no dividends are paid by Aironet during that assumed holding period. Based on those assumptions, the calculated grant date present values of these Aironet stock options would be as follows: Mr. Brick, $132,258; Mr. Cleveland, $75,576; Mr. Haver, $94,470; and Mr. Wipff, $37,788.

                   AGGREGATED OPTION EXERCISES IN FISCAL 1998
                                      AND
                         FISCAL YEAR-END OPTION VALUES

                           EXERCISES DURING
                             FISCAL 1998                              FISCAL YEAR-END
                        ----------------------   ----------------------------------------------------------
                         SHARES                           NUMBER OF                VALUE OF UNEXERCISED
                        ACQUIRED                     UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS(2)
                           ON         VALUE      ---------------------------    ---------------------------
         NAME           EXERCISE   REALIZED(1)   EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
         ----           --------   -----------   -----------   -------------    -----------   -------------
Frank E. Brick........       --           --       416,666+       83,334+(3)    $4,845,823      $991,677
James G. Cleveland....       --           --        84,332+       75,668+(3)    $  799,326      $554,175
Dan R. Wipff..........   11,519     $139,668        10,833+       10,417+(3)    $  114,997      $106,253
Kenneth W. Haver......       --           --        75,664+       74,336+(3)    $  743,477      $523,273
David D. Loadman......       --           --        83,925+       67,765+       $  843,160      $514,156
                             --           --        40,000*       20,000*       $   65,600(4)   $ 32,800(4)

---------------

  + Options for the purchase of the indicated number of shares of Telxon Common
    Stock granted to the named executive officer pursuant to the Employee Option Plan.

  * Option for the purchase of the indicated number of shares of common stock of the Company's Aironet subsidiary granted to Mr. Loadman as an advisor to Aironet pursuant to the Aironet Option Plan.

(1) Excess of the closing price for the Telxon Common Stock as reported on the Nasdaq NNM for the last trading day prior to the date of exercise over the exercise price, multiplied by the number of Shares acquired upon exercise.

(2) Aggregate fair market value, based on the amount by which the closing sale price for Telxon Common Stock as reported on the Nasdaq NNM for March 31, 1998 exceeded the exercise price, of all unexercised "in-the-money" (fair market value per Share in excess of exercise price) Telxon stock options then held. See footnote (4) below regarding the valuation of Aironet stock options.

(3) In addition to his holdings of Telxon stock options as of the end of Fiscal 1998 as shown in the body of the table, the named executive officer, as an advisor to Aironet, received an option to purchase Aironet stock pursuant to an option pool established under the Aironet Option Plan during Fiscal 1998 as described in footnote (4) of the table of Option Grants in Fiscal 1998 above. See footnote (4) below regarding the valuation of Aironet stock options.

(4) Consistent with the assumptions made by Aironet in the FAS 123 calculations discussed in footnote (4) to the table of Option Grants in Fiscal 1998 above and subject to the qualifications there noted, the value of Aironet common stock as of March 31, 1998 is assumed to be $3.50 per share. Since such assumed price is equal to the exercise price of the Aironet stock options described in footnote (3) immediately above, those stock options were not "in the money" as of the time of the creation of the option pool at the end of Fiscal 1998.

COMPENSATION OF DIRECTORS

Cash Compensation

     The Company's non-employee directors each receive an annual fee of $50,000 per year. The non-employee directors also receive $2,500 plus travel expenses for each day of attendance at directors' meetings ($1,250 for a telephonic meeting), and $2,500 for each Audit Committee or Compensation Committee meeting attended (either as a member thereof or at the request of the Committee), unless the committee and the full Board meet on the same day, in which event compensation in the amount of $1,250 is paid for attendance at such committee meeting.

     In July 1996, the Audit Committee of the Board of Directors engaged Mr. Rose to act as the Committee's delegate to advise Company management by analyzing, assessing and recommending improvements to the Company's operating systems and processes and assisting in the recruitment, training and integration of personnel. The engagement anticipated a total of 90 days of service over a period ending December 31, 1997 at a fee of $3,500 per day, one half of which he performed during the fiscal year ended March 31, 1997 ("Fiscal 1997"), completing the balance of the engagement during Fiscal 1998; Mr. Rose received $140,000 for those services during Fiscal 1998. In recognition of the other commitments which Mr. Rose had to resign or forego in order to undertake it, the engagement also provides for him to receive a severance benefit of
$150,000 payable from January   through December 1998, $37,500 of which was
paid during Fiscal 1998. In connection with the engagement, Mr. Rose is also receiving coverage for himself and his wife under the Company's medical, dental and vision plans, with Mr. Rose paying the customary employee contributions for participation in those plans; those plans are self-insured by the Company, subject to individual ($100,000 annually) and group stop-loss insurance it maintains.

     Mr. Brick, by reason of also being an employee of the Company, does not receive any compensation from the Company for his services as a director (see the Summary Compensation Table under "COMPENSATION OF EXECUTIVE OFFICERS" above for the compensation paid to him in his capacity as an executive officer of the Company).


Stock Options

     Directors who are not employees of the Company or a subsidiary receive options to purchase Shares under the Company's 1990 Stock Option Plan for Non-Employee Directors, as amended (the "Director Option Plan"). Under the Director Option Plan, each non-employee director is automatically granted an option to purchase 25,000 Shares upon first being elected to the Board (an "Initial Grant") and annually thereafter is also automatically granted a 10,000 Share option (each a "Continuing Grant") on each anniversary of his last election to the Board during his continued service on the Board. An Initial Grant becomes exercisable in equal thirds on each of the first three anniversaries of the grant date, whereas each Continuing Grant becomes exercisable in full on the third anniversary of its grant date. The Director Option Plan also permits the Board to make discretionary option grants under the Director Option Plan to any one or more of the Company's non-employee directors from time to time in addition to the foregoing automatic grants; pursuant to that authority, a 10,000 Share grant, exercisable in full upon grant, was made to each of the non-employee directors (Messrs. Bogomolny, Cribb, Goodman and Rose and Dr. Reddy) in September 1997. Each option granted under the Director Option Plan has a seven-year term and an option price per Share equal to the closing sales price of the Common Stock as reported on the Nasdaq NNM for the trading day immediately preceding the date of grant. The options terminate three months following the optionee no longer being a director of the Company, six months following death and one year following disability. Options granted under the Director Option Plan are subject to the same "change in control" provisions as apply under the Employee Option Plan described under "COMPENSATION OF EXECUTIVE OFFICERS -- Employment Agreements and Termination of Employment Arrangements" above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information with respect to the beneficial ownership of the outstanding Shares, as of June 30, 1998, by all directors of the Company, by the executive officers of the Company named in the Summary Compensation Table, and by all directors and executive officers of the Company as a group. Based on the most recent information available to the Company, the Company believes that there are not currently any stockholders who beneficially own more than five percent of its outstanding Shares.

                                                        SHARES BENEFICIALLY OWNED
                 NAME AND ADDRESS(1)                    --------------------------
                 OF BENEFICIAL OWNER                     NUMBER      PERCENTAGE(2)
                 -------------------                    ---------    -------------
Richard J. Bogomolny..................................     76,666(3)        *
Frank E. Brick........................................    487,483(4)      2.9%
James G. Cleveland....................................     98,929(5)        *
John H. Cribb.........................................     27,500(6)        *
Robert A. Goodman.....................................    107,190(7)        *
Kenneth W. Haver......................................     90,730(8)        *
David D. Loadman......................................    104,355(9)        *
Raj Reddy.............................................     88,600(10)       *
Norton W. Rose........................................     80,500(11)       *
Dan R. Wipff..........................................     86,502(12)       *
All directors and executive officers as a group
  (11 persons)........................................  1,263,787(13)      7.4%

---------------

    * less than 1 percent

 (1) The address for the named individuals is 3330 West Market Street, Akron, Ohio 44333.

 (2) Computed based upon the 16,111,215 Shares outstanding as of June 30, 1998, as adjusted with respect to the Shares which may be acquired within 60 days (measured from June 30, 1998) by exercise of options by the person(s) whose percentage ownership is being computed.

 (3) Includes 26,666 Shares which he may acquire within 60 days by exercise of options.

 (4) Includes 433,333 Shares which he may acquire within 60 days by exercise of options. Also includes 10,000 Shares awarded to Mr. Brick under the Restricted Stock Plan which will vest on October 27, 1998, provided that he is then employed by the Company, and are subject to transfer restrictions during the vesting period.

 (5) Includes 96,999 Shares which he may acquire within 60 days by exercise of options.

 (6) Includes 1,000 Shares owned by Mr. Cribb's wife as to which Shares Mr. Cribb disclaims beneficial ownership and 17,500 Shares which he may acquire within 60 days by exercise of options.

 (7) Includes 8,900 Shares owned by Mr. Goodman's wife as to which Shares Mr. Goodman disclaims beneficial ownership and 85,000 Shares which he may acquire within 60 days by exercise of options.

 (8) Includes 86,665 Shares which he may acquire within 60 days by exercise of options and 997 Shares (rounded) allocated to Mr. Haver's account under the Company's 401(k) plan. Also includes 2,000 Shares awarded to Mr. Haver under the Restricted Stock Plan, 1,000 of which have vested since June 30, 1998, with the remaining Shares vesting on July 17, 1999, provided that he is then employed by the Company, and being subject to transfer restrictions during the vesting period.

 (9) Includes 98,355 Shares which he may acquire within 60 days by exercise of options. Also includes 2,000 Shares awarded to Mr. Loadman under the Restricted Stock Plan, 1,000 of which have vested since June 30, 1998, with the remaining Shares vesting on July 17, 1999, provided that he is then employed by the Company, and being subject to transfer restrictions during the vesting period.

(10) Includes 66,000 Shares which he may acquire within 60 days by exercise of options.

(11) Includes 70,000 Shares which he may acquire within 60 days by exercise of options.

(12) Includes 14,583 Shares which he may acquire within 60 days by exercise of options.

(13) Includes 1,004,433 Shares which may be acquired within 60 days by exercise of options and 16,000 Shares awarded under the Restricted Stock Plan, of which 2,000 Shares have vested since June 30, 1998, and provided the respective awardees are then employed by the Company, 10,400 Shares will vest during the remaining portion of Fiscal 1999; 2,400 Shares will vest in the fiscal year ending March 31, 2000, and 400 Shares will vest in each of the fiscal years ending March 31, 2001 through 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS

     In August 1995, the Company announced a program of providing key Telxon employees with a long-term incentive opportunity to purchase stock in its technology subsidiaries, thereby encouraging them to support the development of the subsidiaries and their businesses with the same effort and dedication as in their service to Telxon so as to more closely align their objectives with the long-term goals of the Company as a whole. Such investments are subject to certain risks and restrictions and are based on outside opinions of the issuing subsidiary's market value. During the fiscal year ended March 31, 1996 ("Fiscal 1996") the Company sold shares of common stock in its Metanetics Corporation subsidiary ("Metanetics") under the program at a price per share equal to that paid in a contemporaneous sale negotiated at arm's length with a third party investor. Certain of those program purchases, including that of Frank E. Brick, the Company's President and Chief Executive Officer and a director, were made with loans approved by the Telxon Board of Directors, due September 30, 1998, bearing interest at eight percent per annum and secured by the stock purchased with the loan proceeds. The original principal amount of Mr. Brick's loan, which remains outstanding in full, was $16,618, and the largest amount of indebtedness thereunder (principal plus accrued interest) outstanding during Fiscal 1998 was $19,280 and with additional interest increased at June 30, 1998 to $19,612. Mr. Brick currently owns 0.8%, and the Company currently owns 60.3%, of Metanetics' outstanding common shares.

     In December 1993 and January 1994, Mr. Brick received loans of $75,985 and $58,000, respectively, from the Company, for his use in payment of withholding and estimated tax obligations incurred with respect to the 25,000 Share portion of the 50,000 Shares awarded to him in October 1993 under the Restricted Stock Plan with respect to which he had elected under the applicable regulations under the Internal Revenue Code to be taxed as of the time of the award. The loans are secured by the restricted stock and originally bore interest at two percent in excess of the prime rate, adjusted quarterly. In January 1997, Mr. Brick borrowed an additional $30,932 from the Company for his use in the payment of his tax obligations with respect to 5,000 additional Shares of his restricted stock award which vested during Fiscal 1997 but were not included in his earlier tax election. While Mr. Brick repaid the tax loans in full in July
1997, they were subsequently readvanced to him, and in December 1997 he borrowed an additional $52,082 for his use in the payment of his tax obligations with respect to 10,000 additional Shares of his restricted stock award which vested during Fiscal 1998 but were not included in his earlier tax election. All of the Fiscal 1998 borrowings, which bear interest at a rate of one percent in excess of the prime rate and are due March 31, 2000, remain outstanding in full. The largest aggregate amount of indebtedness (principal and accrued interest) outstanding during Fiscal 1998 under these tax loans was $279,930 and with additional interest increased at June 30, 1998 to $285,431.

     In November 1997, Dan R. Wipff, the President and Chief Executive Officer of the Company's Telxon Products manufacturing division, received a $120,000 personal loan from the Company. The loan is due November 30, 2000, bears interest at a rate of one percent in excess of the prime rate and remains outstanding in full. The largest aggregate amount of indebtedness (principal and accrued interest) outstanding during Fiscal 1998 under the loan was $124,002 and with additional interest increased at June 30, 1998 to $126,903.

     In connection with the consolidation and relocation of the Company's engineering and research and development functions from Akron, Ohio to the Company's new World Technology Center in The Woodlands, Texas (north of Houston), the Company made interest free bridge loans aggregating $140,000 in principal amount to David L. Loadman, the Company's Senior Vice President, Global Product and Systems Development, and Chief Technical Officer, in July 1997 to assist him in the relocation of his family. The loans are due December 31, 1998. Since the end of Fiscal 1998, payments and credits for unreimbursed relocation costs have reduced the outstanding balance of these loans to $71,291.

     In December 1995, 1996 and 1997, the Company made loans of $8,019, $4,192 and $5,706, respectively, to Mr. Loadman for his use in the payment of his tax obligations with respect to the three 1,000 Share installments of his restricted stock award which vested during Fiscal 1996, 1997 and 1998. These borrowings, bearing interest at a rate of one percent in excess of the prime rate, remain outstanding in full. The largest aggregate amount of indebtedness (principal and accrued interest) outstanding during Fiscal 1998 under these tax loans was $19,584 and with additional interest increased at June 30, 1998 to $19,969.

     During Fiscal 1998, the Company paid to the law firm of Goodman Weiss Miller LLP, of which Robert A. Goodman, a director and Secretary of the Company, is senior partner, $1,691,226 for legal services and $159,539 in reimbursement of expenses. It is anticipated that payments will continue to be made to said firm in the future for additional services. In addition, in January 1998, the Company entered into a letter agreement engaging the law firm to represent the Company in any potential change in control transaction involving the Company. The firm would provide the full range of services reasonably associated with such a transaction which it is in a position to provide, with Mr. Goodman and his partner, Steven J. Miller, to be primarily responsible for and involved in the engagement. In recognition of the magnitude of the time commitment that would be involved in such an event and the intensity and duration of such an engagement, and the significance of the firm's role and the importance of its expertise and its contribution to the results obtained, the agreement contemplates that the fees payable to the firm in respect of such services would include a value added component of approximately $1.5 million in addition to customary hourly time charges. This letter agreement becomes inoperative, however, in the event that the consulting agreement described in the next paragraph becomes effective prior to the commencement of a change in control transaction to which this letter agreement would otherwise apply.

     In January 1998, the Company, in order to assure itself of the continued availability to it of Mr. Goodman's legal services, entered into a letter agreement with Mr. Goodman in which he has agreed to provide advice to the Company on a non-exclusive basis regarding legal matters relating to the Company's business after he ceases full-time practice with his law firm. The consulting engagement will not take effect until the earliest of the date Mr. Goodman withdraws from his current law firm, becomes "of counsel" thereto, or
the date on which Mr. Goodman's firm ceases to be the   Company's primary
outside counsel and will expire on the tenth anniversary of the commencement date, unless sooner terminated in accordance with the consulting agreement. Consulting fees of $150,000 per annum (the "Consulting Payments") will be paid by the Company over the term of the agreement, along with reimbursement of reasonable expenses incurred by Mr. Goodman. Earlier termination may occur (1) by Mr. Goodman for "Good Reason", defined as a material breach of the agreement by the Company which is not cured within ten (10) business days of receipt by the Company of written notice, (2) by the Company for "Cause", defined as a material breach of the agreement by Mr. Goodman which is not cured within ten
(10) business days of receipt by Mr. Goodman of written notice, (3) by death or disability of Mr. Goodman or (4) by a "Change in Control" of the Company. For purposes of the consulting agreement, the occurrence of any of the following shall constitute a "Change in Control": (i) the acquisition, directly or indirectly, of at least 30% of the outstanding common stock of, or voting power in, the Company calculated on a fully diluted basis; (ii) a merger or consolidation of the Company with any company other than one in which the Company then owns at least a majority of the outstanding common stock or voting power; (iii) a sale (whether in one or a series of transactions) of all or substantially all of the assets of the Company; (iv) any recapitalization, restructuring or liquidation of the Company; or (v) events during any period of two consecutive years as a result of which individuals who at the beginning of any such period constitute the directors of the Company cease for any reason to constitute at least a majority thereof, provided, however, that for purposes of this clause (v), each director who is first appointed or elected by the Board or whose nomination for election by the Company's stockholders was approved or recommended by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors on the date of the consulting agreement or whose appointment, election or nomination was previously so approved or recommended will be deemed to have been a Director of the Company at the beginning of such period. In the event of a termination by Mr. Goodman for Good Reason or termination because of death, disability or the occurrence of a Change in Control, Mr. Goodman is entitled to a lump sum cash payment of the unpaid balance of the Consulting Payments, payable within 10 days of such termination. If the Company terminates the consulting agreement for Cause, Mr. Goodman is entitled to no further compensation under the consulting agreement. The consulting agreement will also be of no effect if the consulting period has not commenced prior to the commencement of a change in control transaction to which the letter agreement described in the preceding paragraph applies.

                                  SIGNATURE




        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                TELXON CORPORATION


Date:   July 29, 1998                           By:  /s/ Kenneth W. Haver
                                                    --------------------------
                                                    Kenneth W. Haver, Senior
                                                    Vice President and Chief
                                                    Financial Officer