Form 10-Q
period 1998-06-30
TELXON CORP
filed 1998-08-14
CIK 352495

                       SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549


                                    FORM 10-Q


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998


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

At June 30, 1998, there were 16,111,215 outstanding shares of the registrant's $.01 par value Common Stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

                       TELXON CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                     (In thousands except per share amounts)

                                                                                                 June 30,            March 31,
                                                                                                   1998                1998
                                                                                                ----------          ----------
                                                                                                (Unaudited)
ASSETS

Current assets:
  Cash (including cash equivalents of $1,000 and
    $6,778)   ...............................................................................     $ 15,536           $ 27,500
  Accounts receivable, net of allowance for
    doubtful accounts of $1,152 and $1,142...................................................      136,826            125,739
  Notes and other accounts receivable........................................................       15,496             22,949
  Inventories ...............................................................................      110,860            108,178
  Prepaid expenses and other.................................................................       12,844             11,307
                                                                                                  --------           --------
     Total current assets....................................................................      291,562            295,673
Property and equipment, net..................................................................       58,398             52,108
Intangibles and other assets, net............................................................       45,739             42,758
                                                                                                  --------           --------
     Total   ................................................................................     $395,699           $390,539
                                                                                                  ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable..............................................................................     $ 25,005           $  3,000
  Capital lease obligations due within one year..............................................          988                968
  Accounts payable...........................................................................       45,621             58,634
  Income taxes payable.......................................................................        1,729              3,390
  Accrued liabilities........................................................................       39,374             41,034
                                                                                                  --------           --------
     Total current liabilities...............................................................      112,717            107,026
Capital lease obligations....................................................................        1,956              1,876
Convertible subordinated notes and debentures................................................      106,913            107,224
Other long-term liabilities..................................................................        5,525              6,897
                                                                                                  --------           --------
     Total liabilities.......................................................................      227,111            223,023

Minority interest............................................................................        2,828              2,791

Stockholders' equity:
  Preferred Stock, $1.00 par value per share; 500
    shares authorized, none issued...........................................................           --                 --
  Common Stock, $.01 par value per share; 50,000
    shares authorized, 16,230 and 16,219 shares issued.......................................          162                162
  Additional paid-in capital.................................................................       88,213             87,994
  Retained earnings..........................................................................       85,233             85,053
  Equity adjustment for foreign currency translation.........................................       (5,112)            (4,929)
  Unearned compensation relating to restricted stock awards..................................         (415)              (493)
  Treasury stock; 119 and 162 shares of common stock at cost.................................       (2,321)            (3,062)
                                                                                                  --------           --------
     Total stockholders' equity..............................................................      165,760            164,725
                                                                                                  --------           --------
Commitments and contingencies................................................................           --                 --
                                                                                                  --------           --------
     Total    ...............................................................................     $395,699           $390,539
                                                                                                  ========           ========


See accompanying notes to consolidated financial statements.

                       TELXON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (In thousands except per share amounts)

                                   (Unaudited)

                                                                             Three Months
                                                                            Ended June 30,
                                                                        1998               1997
                                                                   ---------------    ---------------

Revenues:
     Product, net..............................................        $ 94,077           $ 86,691
     Customer service, net.....................................          20,970             18,222
                                                                       --------           --------
              Total net revenues...............................         115,047            104,913

Cost of revenues:
     Product...................................................          57,310             52,561
     Customer service..........................................          12,826             11,126
                                                                       --------           --------
              Total cost of revenues...........................          70,136             63,687
                                                                       --------           --------

     Gross profit..............................................          44,911             41,226

Operating expenses:
     Selling expenses..........................................          21,361             18,100
     Product development and engineering
          Expenses.............................................           8,930              9,126
     General and administrative expenses.......................           9,436              9,703
     Take-over defense costs...................................           1,749                 --
                                                                       --------           --------
              Total operating expenses.........................          41,476             36,929
                                                                       --------           --------

              Income from operations...........................           3,435              4,297

Interest income................................................             179                498
Interest expense...............................................          (1,713)            (1,792)
Other non-operating expense, net...............................          (1,490)              (157)
                                                                       --------           --------

              Income before income taxes.......................             411              2,846

Provision for income taxes.....................................             165              1,252
                                                                       --------           --------

              Net income.......................................        $    246           $  1,594
                                                                       ========           ========

Net income per common share:
                           Basic...............................        $    .02           $    .10
                                                                       ========           ========
                           Diluted.............................        $    .01           $    .10
                                                                       ========           ========

Average number of common shares outstanding:
                           Basic...............................          16,080             15,525
                                                                       ========           ========
                           Diluted.............................          16,924             15,783
                                                                       ========           ========

See accompanying notes to consolidated financial statements.

                       TELXON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)

                                                                                             Three Months Ended June 30,
                                                                                      -------------------------------------------
                                                                                            1998                      1997
                                                                                      -----------------         -----------------
Cash flows from operating activities:
     Net income....................................................................        $     246                 $   1,594
     Adjustments to reconcile net income to
         net cash used in operating activities:
              Depreciation and amortization........................................            6,034                     5,941
              Amortization of restricted stock
                  awards, net......................................................               78                        60
              Provision for doubtful accounts......................................              250                       274
              Provision for inventory obsolescence.................................            1,301                     2,018
              Deferred income taxes................................................               28                       210
              Loss on disposal of fixed assets.....................................               32                       225
              Minority interest....................................................               37                        31
              Changes in assets and liabilities:
                   Accounts and notes receivable...................................           (7,049)                    4,528
                   Inventories.....................................................           (3,921)                   (3,862)
                   Prepaid expenses and other......................................           (1,547)                     (146)
                   Intangibles and other assets....................................             (312)                     (307)
                   Accounts payable and accrued liabilities........................          (16,564)                  (19,133)
                   Other long-term liabilities.....................................           (1,373)                       58
                                                                                      -----------------         -----------------
                             Total adjustments.....................................          (23,006)                  (10,103)
                                                                                      -----------------         -----------------
     Net cash used in operating activities.........................................          (22,760)                   (8,509)

Cash flows from investing activities:
     Additions to property and equipment...........................................           (9,868)                   (4,208)
     Software investments..........................................................           (1,178)                   (1,290)
     Proceeds from the sale of fixed assets........................................                -                       866
     Additions to long-term notes receivable.......................................             (608)                        -
                                                                                      -----------------         -----------------
     Net cash used in investing activities.........................................          (11,654)                   (4,632)

Cash flows from financing activities:
     Borrowings (repayment) on notes payable, net..................................           22,005                       (50)
     Principal payments on capital leases..........................................             (175)                     (157)
     Purchase of treasury stock....................................................                -                    (3,256)
     Proceeds from exercise of stock options
         (includes tax benefit)....................................................              584                     2,563
                                                                                      -----------------         -----------------
     Net cash provided by (used in) financing activities...........................           22,414                      (900)

     Effect of exchange rate changes on cash.......................................               36                       (43)
                                                                                      -----------------         -----------------

     Net decrease in cash and cash equivalents.....................................          (11,964)                  (14,084)
     Cash and cash equivalents at beginning of period..............................           27,500                    45,386
                                                                                      -----------------         -----------------
     Cash and cash equivalents at end of period....................................         $ 15,536                  $ 31,302
                                                                                      =================         =================


See accompanying notes to consolidated financial statements.

                       TELXON CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (In thousands except share and per share amounts)


1.       Management Representation

         The consolidated financial statements of Telxon Corporation ("Telxon") and its subsidiaries (collectively with Telxon, the "Company") have been prepared without audit and in accordance with the instructions to Form 10-Q. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of results for the interim periods, have been made. The operating results for the three months ended June 30, 1998, are not necessarily indicative of the results that may be achieved for the year ending March 31, 1999. The statements, including the March 31, 1998, balance sheet data derived from audited financial statements, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements as contained in the Company's Annual Report on Form 10-K, as amended by Amendments No. 1 and No. 2 on Form 10-K/A, for the fiscal year ended March 31, 1998.


2.       Earnings Per Share

         Computations of basic and diluted earnings per share of common stock have been made in accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 128, "Earnings Per Share". All securities having an anti-dilutive effect on earnings per share have been excluded from such computations. Common stock purchase rights outstanding under the Company's stockholder rights plan, which potentially have a dilutive effect, have been excluded from the weighted common shares computation as preconditions to the exercisability of such rights were not satisfied.

                  Reconciliation of Numerators and Denominators
                    Of the Basic and Diluted EPS Computations
                 (Dollars in thousands except per share amounts)

In the following table, income represents the numerator and the shares represent the denominator in the Earnings per Share Calculation.

                                           For the Quarter ended                              For the Quarter ended
                                               June 30, 1998                                      June 30, 1997
                                       ----------------------------------                -----------------------------------
                                                                Per-Share                                          Per-Share
                                       Income       Shares        Amount                 Income       Shares         Amount
                                       ------       ------        ------                 ------       ------         ------
                                                   (Unaudited)                                       (Unaudited)

Net income                              $246                                             $1,594

BASIC EPS
Income available to
   Common stockholders                  $246       16,080          $0.02                 $1,594        15,525         $0.10
                                                                   =====                                              =====

EFFECT OF DILUTIVE SECURITIES
Options                                               844                                                 258

DILUTED EPS
Income available to
   Stockholders of common shares
   and common stock equivalents         $246       16,924          $0.01                  $1,594       15,783         $0.10
                                        ====       ======          =====                  ======       ======         =====


         Options to purchase 10,000 shares of common stock at a price of $34.00 per share were outstanding at June 30, 1998, but were not included in the computation of diluted earnings per share because the options' exercise price was greater that the average market price for the common shares during fiscal 1999 to date. The shares issuable upon conversion of Telxon's 5-3/4% Convertible Subordinated Notes and 7-1/2% Convertible Subordinated Debentures were omitted from the diluted earnings per share calculations because their inclusion at June 30, 1998 and 1997 would have had an anti-dilutive effect on earnings.

         As more fully described in Note 11 - Subsequent Events, subsequent to June 30, 1998, Telxon re-issued 23,574 shares of treasury stock to satisfy purchases made by employees through its 1995 Employee Stock Purchase Plan and 5,544 shares of treasury stock to satisfy stock options exercised under its stock option plans.


3.       Comprehensive Income

         Beginning with the first quarter of fiscal 1999, the Company is required to adopt the provisions of the FASB's Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting comprehensive income, which has been defined as the change in equity of an entity during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 requires the Company's foreign currency translation adjustment to be included in other comprehensive income. Refer to the "Consolidated Statement of Operations" for details of the components of net income.


         Total comprehensive income consisted of the following:

                                                                                             Three Months
                                                                                            Ended June 30,
                                                                                            --------------
                                                                                       1998                  1997
                                                                                       ----                  ----
                                                                                              (Unaudited)

         Net income                                                                    $246                 $1,594

         Other comprehensive income:
         Foreign Currency Translation Adjustment                                       (183)                  (287)
                                                                                      -----                 ------
         Total other comprehensive income                                              (183)                  (287)
                                                                                      -----                 ------

         Total comprehensive income                                                   $  63                 $1,307
                                                                                      =====                 ======


4.       Inventories

         Inventories consisted of the following:

                                                                                   June 30,
                                                                                     1998                 March 31,
                                                                                  (Unaudited)               1998
                                                                                  -----------               ----

         Purchased components                                                      $ 53,474               $ 49,514
         Work-in-process                                                             35,341                 37,375
         Finished goods                                                              22,045                 21,289
                                                                                   --------               --------
                                                                                   $110,860               $108,178
                                                                                   ========               ========


5.       Accrued Liabilities

         Accrued liabilities consisted of the following:

                                                                                   June 30,
                                                                                     1998                  March 31,
                                                                                  (Unaudited)                1998
                                                                                  -----------                ----

         Deferred customer service revenues                                         $15,227                 $13,448
         Accrued payroll and other employee compensation                              8,710                  12,353
         Other accrued liabilities                                                   15,437                  15,233
                                                                                    -------                 -------
                                                                                    $39,374                 $41,034
                                                                                    =======                 =======



6.       Supplemental Cash Flow Information

                                                                                                  Three Months
                                                                                                 Ended June 30,
                                                                                                 --------------
                                                                                             1998               1997
                                                                                             ----               ----
                                                                                                   (Unaudited)

         Cash paid during the period for:
         Interest                                                                           $1,212            $ 1,104
         Income taxes                                                                        2,156              1,289


         Capital lease additions of $276 for manufacturing equipment in fiscal 1999 have been excluded from the accompanying consolidated statement of cash flows as a non-cash transaction.


7.       Litigation and Contingencies

         On September 21, 1993, a derivative Complaint was filed in the Court of Chancery of the State of Delaware, in and for Newcastle County, by an alleged stockholder of the Company derivatively on behalf of Telxon. The named defendants are the Company; Robert F. Meyerson, former Chairman of the Board, Chief Executive Officer and director; Dan R. Wipff, then President, Chief Operating Officer and Chief Financial Officer and director; Robert A. Goodman, Corporate Secretary and outside director; Norton W. Rose, outside director; and Dr. Raj Reddy, outside director. The Complaint alleges breach of fiduciary duty to the Company and waste of the Company's assets in connection with certain transactions entered into by Telxon and compensation amounts paid by the Company. The Complaint seeks an accounting, injunction, rescission, attorney's fees and costs. While the Company is nominally a defendant in this derivative action, no monetary relief is sought by the plaintiff from the Company. On November 12, 1993, Telxon and the individual director defendants filed a Motion to Dismiss. The plaintiff filed his brief in opposition to the Motion on May 2, 1994, and the defendants filed a final responsive brief. The Motion was argued before the Court on March 29, 1995, and on July 18, 1995, the Court issued its ruling. The Court dismissed all of the claims relating to the plaintiff's allegations of corporate waste, however, the claims relating to breach of fiduciary duty survived the Motion to Dismiss.

         On October 31, 1996, plaintiff's counsel filed a Motion to Intervene in the derivative action on behalf of a new plaintiff stockholder. As part of the Motion to Intervene, the intervening plaintiff asked that the Court designate as operative for the action the intervening plaintiff's proposed Complaint, which alleges that a series of transactions in which the Company acquired technology from a corporation affiliated with Mr. Meyerson was wrongful in that Telxon already owned the technology by means of a pre-existing consulting agreement with another affiliate of Mr. Meyerson; the intervenor's complaint also names Raymond D. Meyo, President, Chief Executive Officer and director at the time of the first acquisition transaction, as a new defendant. The defendants opposed the Motion of grounds that the new claim alleged in the proposed Complaint and the addition of Mr. Meyo were time-barred by the statute of limitations and the intervening plaintiff did not satisfy the standards for intervention. After taking legal briefs, the Court ruled on June 13, 1997, to permit the intervention. On March 18, 1998, defendant Meyo filed a Motion for Judgement on the Pleadings (as to himself), in response to which Plaintiff has filed his Answer and Brief in Opposition, and which remains pending before the Court. The post-intervention claims are the subject of ongoing discovery, and no deadline for the completion of the discovery has yet been set by the Court.

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

         On February 17, 1998, a complaint was filed against the Company in the District Court of Harris County, Texas, by Southwest Business Properties, the landlord of the Company's former Wynnwood Lane facility in Houston, Texas. The complaint alleges counts for breach of contract and temporary and permanent injunctive relief, all related to alleged environmental contamination at the Wynnwood property, and seeks specific performance, unspecified monetary damages for all injuries suffered by plaintiff, payment of pre-judgement interest, attorneys' fees and costs and other unspecified relief. In its Answer, Telxon denied plaintiff's allegations. No hearing has been had on, or is currently scheduled for, plaintiff's claim for temporary injunctive relief. Pursuant to the Court's Scheduling Order for this action, trial is set for March 8, 1999. If the Company were ultimately to become responsible for the alleged contamination, the associated loss could have a material adverse effect on results of operations for one or more quarters in which the associated charge(s) would be taken. Telxon believes that these claims lack merit, and it intends to vigorously defend this action.

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

         The plaintiffs allege that on April 21, 1998, Symbol made an offer to purchase Telxon for $38.00 per share in cash and that on May 8, 1998, Telxon rejected Symbol's proposal. Plaintiffs further allege that Telxon has certain anti-takeover devices in place purportedly designed to thwart hostile bids for the Company. Plaintiffs charge the Director defendants with breach of fiduciary duty and claim that they are entrenching themselves in office. The plaintiffs seek certification of the purported class, unspecified compensatory damages, equitable and/or injunctive relief requiring the defendants to act in specified manners consistent with the defendant Directors' fiduciary duties, and payment of attorney's fees and costs. The parties have stipulated that the plaintiffs will file an Amended Complaint and that the defendants will answer only the Amended Complaint.

         On June 2, 1998, the Court ordered consolidation of the above-captioned cases. This action is in its early stages, with no scheduling order having been issued by the Court; discovery has not yet commenced. The defendants believe that these claims lack merit and intend to vigorously defend the consolidated action.

         In the normal course of its operations, the Company is subject to performance under contracts and assertions that technologies it utilizes may infringe third party intellectual properties, and has various legal actions and certain contingencies pending. In management's opinion, all such matters have either been reflected in the consolidated financial statements, are covered by insurance or would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


8.       Income Taxes

         The Company's consolidated effective income tax rate reflects income before taxes increased by non-deductible goodwill amortization and the tax effect of unutilized subsidiary net operating loss benefits, which sum is multiplied by the United States statutory rate and increased by foreign tax rate differentials. The effective income tax rate was decreased by a credit for research and development and the favorable tax treatment of the Company's foreign sales corporation.


9.       Subsidiary Stock Transactions

         During the first quarter of fiscal 1999, the Company repurchased 400,000 shares of the voting common stock of its Metanetics Corporation ("Metanetics") subsidiary, a licensor and developer of image processing technology, from a third party at $4.875 per share. The associated pre-tax non-operating loss of $1,950 has been recorded in the accompanying consolidated statement of operations. Giving effect to this repurchase of shares, the Company's interest in the voting common stock of Metanetics was 60% at June 30, 1998.

         During the first quarter of fiscal 1999, the Company's Aironet Wireless Communications, Inc. ("Aironet") subsidiary, a developer, manufacturer and marketer of wireless LAN systems, sold 222,222 shares of its voting common stock to various third-party investors at a price of $3.50 per share. Proceeds from this sale of stock were $778. The resulting pre-tax net gain of $340 was recorded as other non-operating income in the accompanying consolidated statement of operations. In addition to the sale of the shares of stock, 66,667 warrants for the purchase of Aironet voting common stock were issued. A gain of $47 relating to these warrants has been deferred until the warrants are exercised or lapse. The Company's remaining interest in the voting common stock of Aironet at June 30, 1998, was 76%.

10.      Other Transactions

         During the first quarter of fiscal 1999, $311 in aggregate principal amount of the Company's 7-1/2% Convertible Subordinated Debentures were surrendered for conversion into 11,621 shares of the Company's Common Stock, $.01 par value per share. The surrendered Convertible Subordinated Debentures have been cancelled effective as of their conversion into common stock.

         During the first quarter of fiscal 1999, the Company re-issued 44,848 shares of treasury stock, at a weighted average cost of $19.27, to satisfy options exercised under the Company's stock option plans.


11.      Subsequent Events

         Subsequent to June 30, 1998, the Company re-issued 23,574 shares of treasury stock to satisfy purchases made by employees through the Telxon Corporation 1995 Employee Stock Purchase Plan. Additionally, the Company re-issued 5,544 shares of treasury stock in July 1998 to satisfy stock options exercised under the Company's stock option plans.

         Also subsequent to June 30, 1998, the Company extended to August 3, 1999, the $20.0 million in bank credit which it maintains under its business purpose revolving promissory note in addition to its ongoing $100.0 million credit agreement.


12.      Reclassifications

         Certain items in the fiscal 1998 consolidated financial statements and notes thereto have been reclassified to conform to the fiscal 1999 presentation.

                       TELXON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IN ADDITION TO DISCUSSING AND ANALYZING THE COMPANY'S RECENT HISTORICAL FINANCIAL RESULTS AND CONDITION, THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES STATEMENTS REGARDING CERTAIN TRENDS OR OF OTHER FORWARD-LOOKING INFORMATION CONCERNING THE COMPANY'S ANTICIPATED REVENUES, COSTS, FINANCIAL RESOURCES OR OTHERWISE AFFECTING OR RELATING TO THE COMPANY WHICH ARE INTENDED TO QUALIFY FOR THE PROTECTIONS AFFORDED "FORWARD-LOOKING STATEMENTS" UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, PUBLIC LAW 104-67. THE FORWARD-LOOKING STATEMENTS MADE HEREIN AND ELSEWHERE IN THIS FORM 10-Q ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. THE SUMMARY OF CERTAIN OF THE RISKS AND OTHER IMPORTANT FACTORS WHICH MAY AFFECT THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL AND OTHER CONDITION UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" BELOW SHOULD BE READ IN CONJUNCTION WITH THE MORE COMPLETE DISCUSSION OF THOSE AND OTHER RISKS AND IMPORTANT FACTORS AFFECTING THE BUSINESS, OPERATING RESULTS AND CONDITION OF THE COMPANY UNDER "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - FACTORS THAT MAY AFFECT FUTURE RESULTS" (WHICH IS INCORPORATED HEREIN BY THIS REFERENCE), AND OTHER CAUTIONARY STATEMENTS APPEARING UNDER "ITEM
1. BUSINESS" AND ELSEWHERE, IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K, AS AMENDED BY AMENDMENTS NO. 1 AND NO. 2 ON FORM 10-K/A, FOR THE FISCAL YEAR ENDED MARCH 31, 1998.

Overview

The Company recorded net income of $.2 million or $.01 per common share (diluted) for the first quarter of fiscal 1999. In comparison, the Company recorded net income of $1.6 million or $.10 per common share (diluted) for the first quarter of fiscal 1998. The results for the first quarter of fiscal 1999 include after-tax charges of $1.0 million or $.06 per common share (diluted) for costs incurred in response to an unsolicited takeover proposal and $1.0 million or $.06 per common share (diluted) related to transactions in the voting common stock and warrants of two of the Company's subsidiaries.

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

Factors That May Affect Future Results

The Company's business, operating results and financial and other condition may be affected by a number of risks and other important factors, including, without limitation, the following, some of which are inherently difficult to identify and predict and/or are beyond the Company's control: general and industry-specific economic conditions; the identification and implementation of appropriate cost saving and operational efficiency initiatives; sales and manufacturing cycles from quarter to quarter and within each quarter; serving markets characterized by increasingly rapid technological change and associated changes in market demand and product obsolescence and by price erosion; intense competition; concentration of revenues in the retail industry; ability to penetrate and expand revenues in new and existing markets; risks associated with foreign sales and operations; timely and efficient enhancement of appropriate product offerings through internal development and acquisition of or investment in new businesses and technologies; dependence on, and freedom from infringement of, technologies and other proprietary rights of or by third parties; government regulation of radio and other products and product health and safety concerns; dependence on sole source, or a limited number of, suppliers; and attracting and retaining qualified employees. In addition to being subject to the foregoing factors and other cautionary statements elsewhere in this Form 10-Q, the Company's conduct of its business and the results and condition thereof are also subject to the possible adverse effects of certain pending litigation and other contingencies discussed in Note 7 to the accompanying consolidated financial statements included in Item 1 above.

Readiness for the Year 2000

As the end of the twentieth century nears, there is worldwide concern regarding the use by many existing computer programs of only the last two digits rather than four to identify the year in a date field. If not corrected, many computer applications may fail to treat year dates intended to represent years in the twenty-first century as such but instead treat them as still in the twentieth century, potentially resulting in system failure or miscalculations disruptive of business operations, including, among other things, an inability to initiate, receive, process, invoice or otherwise complete normal business activities. These Year 2000 issues affect virtually all companies and organizations.

The Year 2000 issues affect both the Company's own internal operations and the computer products and related services it provides. As further discussed below under "FINANCIAL CONDITION - Cash Flows from Investing Activities" below, the Company is working with outside contractors to develop and install new corporate-wide information systems. The new systems were identified as strategic business initiative independent of Year 2000 considerations. While the new information systems will be dynamic ones permitting ongoing improvements as business needs are identified, the basic operational systems are expected to be substantially completed during early 1999 at a total estimated capital expenditure of approximately $23.3 million. Those time and cost targets are management's current best estimates based on presently available information and numerous assumptions. Given the uncertainties and complexities inherent in any new system installation, there can be no assurance that the project will be completed within the expected time and cost parameters. The portions of the Company's existing information systems which would require correction for Year 2000 issues will be superseded as part of the new systems, which are being designed to be Year 2000 ready.

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

The Company could be adversely affected by the Year 2000 readiness of its customers as well as of its suppliers of raw materials, components, peripherals, finished products and software and its providers of facilities, equipment and services and any failure on their part to achieve readiness in their own operations or with respect to the items they supply or otherwise provide to the Company. While the Company is in the process of determining what inquiries might be appropriate to make of such other parties (principally of its suppliers and other providers) in these regards, there can be no assurance that the Year 2000 issues confronting such other parties and any failure on their part to timely address them will not have a material adverse effect on the Company. Disruptions in the economy generally, domestically and/or in foreign countries, resulting from Year 2000 issues could also materially adversely affect the Company.

RESULTS

Revenues
--------

                                                             Quarter ended June 30,                      Increase
                                                             ----------------------                      --------
                                                            1998                1997              Dollar        Percentage
                                                            ----                ----              ------        ----------
                                                                          (in thousands)
Net Revenues:
  Product, net                                            $ 94,077             $ 86,691          $ 7,386            8.5%
  Customer service, net                                     20,970               18,222            2,748           15.1%
                                                          --------             --------          -------
  Total net revenues                                      $115,047             $104,913          $10,134            9.7%
                                                          ========             ========          =======

Net product revenues include the sale of portable tele-transaction computers ("PTCs"), including rugged, wireless mobile computers and pen-based and touch-screen workslates; hardware accessories; wireless data communication products; custom application software, network management software and software licenses; and a variety of professional services, including system integration and project management.

The increase in the first quarter fiscal 1999 consolidated product revenues from the fiscal 1998 level was due primarily to a 4.1% increase in PTC unit volume and a 5.1% increase in the average selling price per PTC unit. The increase in consolidated PTC unit volume was the result of an approximately 400.0% increase in pen-based product sales in the first quarter of fiscal 1999 from the first quarter of fiscal 1998, the result of the increased market penetration achieved by the Company with its more powerful workslate models. The Company expects consolidated product revenues for the remainder of fiscal 1999 to increase from the fiscal 1998 level.

The increase in the first quarter fiscal 1999 consolidated customer service revenues from the fiscal 1998 level was primarily the result of the continued increase in the installed base of the Company's products, which generated a 26.4% increase in domestic time and material billings and a 9.7% increase in domestic maintenance billings. The Company anticipates increased consolidated customer service revenues for the remainder of fiscal 1999.

Revenues from the Company's international operations (including Canada) increased $1.5 million or 4.9% in the first quarter of fiscal 1999 from the fiscal 1998 level. This increase was attributable primarily to the increased revenues recorded by the Company's Canadian operations.


Cost of Revenues
----------------

                                                             Quarter ended June 30,                      Increase
                                                             ----------------------                      --------
                                                            1998              1997                Dollar        Percentage
                                                            ----              ----                ------        ----------
                                                                          (in thousands)

Cost of Revenues:
  Product                                                  $57,310              $52,561           $4,749            9.0%
  Customer service                                          12,826               11,126            1,700           15.3%
                                                           -------              -------           ------
  Total cost of revenues                                   $70,136              $63,687           $6,449           10.1%
                                                           =======              =======           ======

Cost of product revenues as a
  percentage of product revenues,
  net                                                         60.9%                60.6%

Cost of customer service revenues
  as a percentage of customer
  service revenues, net                                       61.2%                61.1%

Consolidated product gross margins decreased to 39.1% in the first quarter of fiscal 1998 from 39.4% in the first quarter of fiscal 1998. This decrease was due primarily to an increase in the average cost per PTC unit, the result of a shift in product mix from the higher-margin non-pen-based units to the more complex and costly pen-based and touch-screen workslates.

At June 30, 1998, consolidated inventory allowance accounts increased to $12.4 million from $11.5 million at March 31, 1998. As a percentage of consolidated gross inventories, the Company's consolidated inventory allowances increased to 9.9% at June 30, 1998, from 9.6% at March 31, 1998. This increase is the result of the Company's fiscal 1999 first quarter provisions for inventory obsolescence The Company anticipates continuing to provide for inventory obsolescence resulting from technological change.

Operating Expenses
------------------

                                                               Quarter ended June 30,               Increase/(Decrease)
                                                               ----------------------               -------------------
                                                               1998              1997            Dollar        Percentage
                                                               ----              ----            ------        ----------
                                                                          (in thousands)

Operating Expenses:
  Selling expenses                                            $21,361           $18,100           $3,261         18.0%
  Product development and
    engineering expenses                                        8,930             9,126             (196)        (2.1)%
  General and administrative
    expenses                                                    9,436             9,703             (267)        (2.8)%
  Take-over defense costs                                       1,749                 -            1,749          N.M.
                                                              -------           -------           ------
  Total operating expenses                                    $41,476           $36,929           $4,547         12.3%
                                                              =======           =======           ======

Selling expenses as a percentage of total revenues increased to 18.6% in the first quarter of fiscal 1999 from 17.3% in the first quarter of fiscal 1998. The increase in the consolidated selling expense percentage of total revenues was due primarily to investments in personnel and resources to support the revenue growth of the Company and its investment in indirect channel distribution. Due to these investments, the Company expects selling expenses as a percentage of total revenues for the remainder of fiscal 1999 to be higher than the comparable fiscal 1998 levels.

The decrease in product development and engineering expenses in the first quarter of fiscal 1999 from the first quarter of fiscal 1998 levels is primarily the result of the absence in fiscal 1999 of costs associated with the consolidation and relocation of certain of the Company's engineering and product development operations from Akron, Ohio to Houston, Texas during fiscal 1998 as well as the benefit derived from this action. The Company expects product development and engineering expenses for the remainder of fiscal 1999 to be below fiscal 1998 levels.

During the first quarter of fiscal 1999, the Company capitalized internal software development costs in accordance with the requirements of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" aggregating $1.2 million, offset by amortization of $1.8 million. The Company anticipates the dollar amount of internal software development cost capitalized during the remainder of fiscal 1999 to remain generally consistent with the fiscal 1998 level.

During the first quarter of fiscal 1999, the Company recorded $1.7 million related to costs incurred in response to an unsolicited takeover proposal by Symbol Technologies, Inc. ("Symbol"). Citing the Company's rejection of the Symbol proposal, a stockholder of the Company has notified the Company of his intention to present six proposals to reform the Company's corporate governance structure, particularly as it relates to takeover proposals such as Symbol's, and to nominate a director at the Company's 1998 annual meeting of stockholders scheduled to be held September 15, 1998 and has filed with the Securities and Exchange Commission preliminary proxy materials for his solicitation of proxies in that regard; on August 11, 1998, the Company filed its responsive, definitive proxy materials for the annual meeting. The Company anticipates incurring additional continuing litigation and other costs relating to the unsolicited takeover proposal and the ensuing proxy solicitation.

Other Non-Operating Expense, net
--------------------------------

                                                                 Quarter ended June 30,                  Increase
                                                                 ----------------------                  --------
                                                               1998              1997            Dollar        Percentage
                                                               ----              ----            ------        ----------
                                                                          (in thousands)
Non-Operating Income (Expense):
     Gain on sale of subsidiary stock                         $   340             $   -          $   340        N.M.
     Loss on purchase of subsidiary stock                      (1,950)                -           (1,950)       N.M.
     Other non-operating income (expense)                         120              (157)             277      176.4%
                                                              -------             -----          -------
Total other non-operating expense, net                        $(1,490)            $(157)         $(1,333)
                                                              =======             =====          =======

During the first quarter of fiscal 1999, the Company repurchased 400,000 shares of the voting common stock of its Metanetics Corporation ("Metanetics") subsidiary, a licensor and developer of image processing technology, from a third party at $4.875 per share. The resulting pre-tax non-operating loss of $1,950 has been recorded in the accompanying consolidated statement of operations. The initial sale of this Metanetics voting common stock during fiscal 1996 was recorded as a non-operating gain in the Company's consolidated statement of operations.

During the first quarter of fiscal 1999, the Company's Aironet Wireless Communications, Inc. ("Aironet") subsidiary, a developer, manufacturer, and marketer of wireless LAN systems, sold 222,222 shares of its voting common stock to various third-party investors at a price of $3.50 per share. The resulting pre-tax gain of $340, net of a deferred gain of $47 related to warrants for an additional 66,667 shares that were also issued, was recorded as other non-operating income in the accompanying consolidated statement of operations.

Income Taxes
------------

                                                             Quarter ended June 30,                     (Decrease)
                                                             ----------------------                     ----------
                                                            1998                 1997            Dollar        Percentage
                                                            ----                 ----            ------        ----------
                                                                          (in thousands)
Income Taxes:
  Provision for income taxes                                 $165                $1,252          $(1,087)         (86.8)%

The Company's consolidated effective tax rate was 40.1% in the first quarter of fiscal 1999 and 44.0% in the first quarter of fiscal 1998. The consolidated effective income tax rate for the first quarter of fiscal 1999 reflects income before taxes multiplied by the United States federal statutory tax rate. The tax rate was increased by nondeductible goodwill amortization, international tax rate differentials and unutilized subsidiary net operating loss benefits. The effective income tax rate was decreased as a result of the utilization of research and development credits earned in prior periods and the favorable tax treatment of the Company's foreign sales corporation.

The consolidated effective income tax rate for the first quarter of fiscal 1998 reflects income before taxes multiplied by the United States federal statutory tax rate increased by nondeductible goodwill amortization, international tax rate differentials and subsidiaries' net operating loss benefits not currently utilized and decreased by the favorable tax treatment of the Company's foreign sales corporation.


FINANCIAL CONDITION

Liquidity
---------

                                                                                                           Dollar
                                                                        June 30,          March 31,       Increase
                                                                          1998              1998         (Decrease)
                                                                          ----              ----         ----------
                                                                               (in thousands except ratios)

Cash and cash equivalents                                                $ 15,536          $ 27,500         $(11,964)
Accounts and notes receivable                                             152,322           148,688            3,634
Inventories                                                               110,860           108,178            2,682
Other                                                                      12,844            11,307            1,537
                                                                         --------          --------         --------
Total current assets                                                     $291,562          $295,673         $ (4,111)
                                                                         ========          ========         ========

Notes payable                                                            $ 25,005          $  3,000         $ 22,005
Accounts payable                                                           45,621            58,634          (13,013)
Income taxes payable                                                        1,729             3,390           (1,661)
Accrued liabilities                                                        39,374            41,034           (1,660)
Other                                                                         988               968               20
                                                                         --------          --------         --------
Total current liabilities                                                $112,717          $107,026         $  5,691
                                                                         ========          ========         ========
Working capital (current assets
  less current liabilities)                                              $178,845          $188,647         $ (9,802)
                                                                         ========          ========         ========
Current ratio (current assets divided
  by current liabilities)                                                2.6 to 1          2.8 to 1

As illustrated in the preceding table, the decrease in the Company's consolidated working capital at June 30, 1998, from March 31, 1998, was due primarily to the decreases in cash and accounts payable, offset by increases in notes payable, accounts and notes receivable and inventories. The decrease in cash was the result of payments to vendors, resulting in the decrease in accounts payable. The increase in notes payable was the result of increased borrowings from the Company's revolving credit facilities due to the timing of revenues within the quarter. Consolidated days sales outstanding ("DSO") increased to 105 days at June 30, 1998, from 85 days at March 31, 1998. The increase in accounts receivable and DSO was due primarily to significant billings late in the quarter, for which payment was not received until after June 30, 1998. The increase in inventory was the result of investments in customer service inventory to support new products and increased revenues and in used equipment to support the Company's expanded remanufacturing program. Consolidated inventory turns decreased to 2.0 at June 30, 1998, from 2.4 at March 31, 1998.

The Company had $25 million outstanding under its bank credit agreements at June 30, 1998, and was in compliance with all restrictive covenants contained in those agreements.

The Company believes its existing resources, including available cash and cash equivalents, internally generated funds and bank credit facilities ($100 million credit agreement and $20 million promissory note) will be sufficient to meet working capital requirements for the next twelve months.

Cash Flows from Operating Activities
------------------------------------

                                                                                                             Dollar
                                                                                                            Increase
                                                                                                           (Decrease)
                                                                         Three Months ended June 30,           in
                                                                         ---------------------------        Cash Flow
                                                                            1998             1997            Impact
                                                                            ----             ----            ------
                                                                                      (in thousands)

  Net income                                                             $    246          $  1,594          $(1,348)
  Depreciation and amortization                                             6,112             6,001              111
  Provision for inventory obsolescence                                      1,301             2,018             (717)
  Deferred income taxes                                                        28               210             (182)
  Accounts and notes receivable                                            (7,049)            4,528          (11,577)
  Inventories                                                              (3,921)           (3,862)             (59)
  Prepaid expenses and other                                               (1,547)             (146)          (1,401)
  Accounts payable and accrued liabilities                                (16,564)          (19,133)           2,569
  Other                                                                    (1,366)              281           (1,647)
                                                                         --------          --------         --------
Net cash used in operating activities                                    $(22,760)         $ (8,509)        $(14,251)
                                                                         ========          ========         ========

As detailed in the preceding table, the increase in the net cash used in the Company's consolidated operating activities for the first three months of fiscal 1999 as compared to the first three months of fiscal 1998 was the result of the decrease in net income in the fiscal 1999 period and the change in the cash flow impact of accounts and notes receivable and prepaid expenses, partially offset by the change in the cash flow impact of accounts payable and accrued liabilities.

Cash Flows from Investing Activities
------------------------------------

                                                                                                              Dollar
                                                                                                             Increase
                                                                                                            (Decrease)
                                                                         Three Months ended June 30,            in
                                                                         ---------------------------        Cash Flow
                                                                           1998              1997             Impact
                                                                           ----              ----             ------
                                                                                      (in thousands)

  Additions to property and equipment                                    $ (9,868)          $(4,208)         $(5,660)
  Software investments                                                     (1,178)           (1,290)             112
  Proceeds from sale of assets                                                  -               866             (866)
  Other                                                                      (608)                -             (608)
                                                                         --------           -------          -------
Net cash used in investing activities                                    $(11,654)          $(4,632)         $(7,022)
                                                                         ========-          =======-         =======

As detailed in the preceding table, the increase in the amount of cash used in the Company's consolidated investing activities in the first three months of fiscal 1999 from the first three months of fiscal 1998 was due primarily to increased investments in property and equipment, primarily the capitalization of $3.7 million of expenditures relating to the installation of new corporate-wide information systems. As of June 30, 1998, the Company has capitalized $12.4 million of the total estimated capital expenditure of approximately $23.3 million for the new system. The Company anticipates increased capitalization of costs associated with the new information systems during the remainder of fiscal 1999.


Cash Flows from Financing Activities
------------------------------------

                                                                                                            Dollar
                                                                                                           Increase
                                                                                                          (Decrease)
                                                                         Three Months ended June 30,          in
                                                                         ---------------------------       Cash Flow
                                                                           1998              1997            Impact
                                                                           ----              ----            ------
                                                                                      (in thousands)

  Notes payable, net                                                      $22,005           $   (50)         $22,055
  Purchase of treasury stock                                                    -            (3,256)           3,256
  Proceeds from exercise of stock options                                     584             2,563           (1,979)
  Other                                                                      (175)             (157)             (18)
                                                                          -------           -------          -------
Net cash provided by (used in) financing activities                       $22,414           $  (900)        $ 23,314
                                                                          =======           =======         ========

As detailed in the preceding table, the increase in the Company's net cash provided by financing activities for the first three months of fiscal 1999 from the first three months of fiscal 1998 was due primarily to the increase in the level of borrowings from the Company's revolving credit facilities during the first quarter of fiscal 1999 and the absence in the fiscal 1999 period of the cash flow impact of the repurchase of treasury stock during the first quarter of fiscal 1998, partially offset by the decrease in the cash flow impact of the proceeds from the exercise of stock options.

Other Transactions
------------------

During the first quarter of fiscal 1999, $311 in aggregate principal amount of the Company's 7-1/2% Convertible Subordinated Debentures were surrendered for conversion into 11,621 shares of the Company's Common Stock, $.01 par value per share. The surrendered Convertible Subordinated Debentures have been cancelled effective as of their conversion into common stock.

During the first quarter of fiscal 1999, the Company re-issued 44,848 shares of treasury stock, at a weighted average cost of $19.27, to satisfy stock options exercised under the Company's stock option plans.


Subsequent Events
-----------------

Subsequent to June 30, 1998, the Company re-issued 23,574 shares of treasury stock to satisfy purchases made by employees through the Telxon Corporation 1995 Employee Stock Purchase Plan. Additionally, the Company re-issued 5,544 shares of treasury stock in July 1998 to satisfy stock options exercised under the Company's stock option plans.

Also subsequent to June 30, 1998, the Company extended to August 3, 1999, the $20.0 million in bank credit which it maintains under its business purpose revolving promissory note in addition to its ongoing $100.0 million credit agreement.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

                           10.1.7.a Amended and Restated 1996 Stock Option Plan
                                    for employees, directors and advisors of Aironet Wireless Communications, Inc., a subsidiary of Registrant, incorporated herein by reference to Exhibit 10.1.7.a to Registrant's Form 10-K for the year ended March 31, 1998.

                  10.1.8 Non-Competition Agreement by and between Registrant and Robert F. Meyerson, effective February 27, 1997, incorporated herein by reference to Exhibit 10.1.8 to Registrant's Form 10-K for the year ended March 31, 1997.

                  10.1.9 Employment Agreement between Registrant and Frank E. Brick, incorporated herein by reference to Exhibit
                           10.1.9 to Registrant's Form 10-K for the year ended March 31, 1998.

                           10.1.9.a 1997 Section 162(m) Performance-Based
                                    Compensation Plan of Registrant with respect to its President and Chief Executive Officer adopted by the Performance-Based Compensation Committee of Registrant's Board of Directors and approved by Registrant's Stockholders at the Annual Meeting thereof, held September 10, 1997, incorporated herein by reference to Exhibit 10.1.9.a to Registrant's Form 10-K for the year ended March 31, 1998.

                  10.1.10 Amended and Restated Employment Agreement between Registrant and James G. Cleveland, effective as of April 1, 1997, incorporated herein by reference to
                           Exhibit 10.1.10 to Registrant's Form 10-K for the year ended March 31, 1998.

                  10.1.11 Amended and Restated Employment Agreement between Registrant and Kenneth W. Haver, effective as of April 1, 1997, incorporated herein by reference to
                           Exhibit 10.1.11 to Registrant's Form 10-K for the year ended March 31, 1998.

                  10.1.12 Amended and Restated Employment Agreement between Registrant and David D. Loadman, effective as of April 1, 1997, incorporated herein by reference to Exhibit 10.1.12 to Registrant's Form 10-K for the year ended March 31, 1998.

                  10.1.13 Amended and Restated Employment Agreement between Registrant and David W. Porter, effective as of April 1, 1997, incorporated herein by reference to Exhibit
                           10.1.13 to Registrant's Form 10-K for the year ended March 31, 1998.

                  10.1.14 Amended and Restated Employment Agreement between Registrant and Danny R. Wipff, effective as of April 1, 1997, incorporated herein by reference to Exhibit
                           10.1.14 to Registrant's Form 10-K for the year ended March 31, 1998.

                  10.1.15 Description of Key Employee Retention Program, incorporated herein by reference to Exhibit 10.1.15 to Registrant's Form 10-K for the year ended March 31, 1998.

                           10.1.15.a Form of letter agreement made with key
                                    employees selected under the retention
                                    program described in Exhibit 10.1.15 above, incorporated herein by reference to Exhibit 10.1.15.a to Registrant's Form 10-K for the year ended March 31, 1998.

                  10.1.16 Letter of the Audit Committee of Registrant's Board of Directors, dated July 22, 1996, engaging Norton Rose to act as the Committee's delegate to advise and assist Registrant's management, incorporated herein by reference to Exhibit 10.1.16 to Registrant's Form 10-K for the year ended March 31, 1997.

                  10.1.17 Letter agreement of Registrant with Robert A. Goodman, dated as of December 29, 1997 and executed and delivered January 20, 1998, for continued consulting services following certain changes in his law practice, incorporated herein by reference to
                           Exhibit 10.1.17 to Registrant's Form 10-K for the year ended March 31, 1998.

         10.2     Material Leases of Registrant.

                  10.2.1 Lease between Registrant and 3330 W. Market Properties, dated as of December 30, 1986, incorporated herein by reference to Exhibit 10.2.1 to Registrant's Form 10-K for the year ended March 31, 1994.

                  10.2.2 Lease Agreement between The Woodlands Commercial Properties Company, L.P. and Registrant, made and entered into as of January 16, 1998, including Rider No. 1 thereto, for premises at 8302 New Trails Drive, The Woodlands, Texan, incorporated herein by reference to Exhibit 10.2.2 to Registrant's Form 10-K for the year ended March 31, 1998.

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

                  10.2.4 Lease Contract between Desarrollos Inmobiliarios Paso del Norte, S.A. de C.V. and Productos y Servicios de Telxon, S.A. de C.V., a subsidiary of Registrant, for in Ciudad Juarez, Chihuahua, Mexico, made and entered into as of April 10, 1997, incorporated herein by reference to Exhibit 10.2.4 to Registrant's Form 10-K for the year ended March 31, 1998.

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

                           10.3.1.d Amendment No. 3, dated as of December 12,
                                    1997, to the Agreement included as Exhibit
                                    10.3.1 above, included herein by reference to Exhibit 10.3.1.d to Registrant's Form 10-K for the year ended March 31, 1998.
                                    10.3.2 Business Purpose Revolving Promissory
                                    Note (Swing Line) made by Registrant in
                                    favor of Bank One, Akron, N.A., dated August
                                    6, 1996, incorporated herein by reference to
                                    Exhibit 10.3.8 to Registrant's Form 8-K
                                    dated August 16, 1996.

                           10.3.2.a Bank One Security Agreement, dated as of
                                    August 6, 1996, by and among Registrant
                                    and Bank One, Akron N.A., incorporated
                                    herein by reference to Exhibit 10.3.8.a to Registrant's Form 8-K dated August 16, 1996.

                  10.3.3   Business Purpose Revolving Promissory Note (Swing
                           Line) made by Registrant in favor of Bank One, NA (fka Bank One, Akron, N.A.), dated August 5, 1997 (extending the credit facility evidenced by the Note included as Exhibit 10.3.2 above), incorporated herein by reference to Exhibit 10.3.8 to Registrant's Form 10-Q for the quarter ended June 30, 1997.

                  10.3.4   Business Purpose Revolving Promissory Note (Swing
                           Line) made by Registrant in favor of Bank One, NA (fka Bank One, Akron, N.A.), dated August 4, 1998 (extending the credit facility evidenced by the Note included as Exhibit 10.3.3 above), filed herewith.

         10.4 Amended and Restated Agreement between Registrant and Symbol Technologies, Inc., dated as of September 30, 1992, incorporated herein by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended March 31, 1998.

         10.5 License, Rights, and Supply Agreement between Aironet Wireless Communications, Inc., a subsidiary of Registrant, and Registrant, dated as of March 31, 1998, incorporated herein by reference to Exhibit 10.5 to Registrant's Form 10-K for the year ended March 31, 1998.

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

         10.7 Stock Purchase Agreement by and among Registrant and FED Corporation, dated as of March 31, 1998, with respect to FED Corporation's purchase of all of the stock of Virtual Vision, Inc. (fka Vision Newco, Inc.), incorporated herein by reference Exhibit 10.7 to Registrant's Form 10-K for the year ended March 31, 1998.

                  10.7.1 Escrow Agreement by and among FED Corporation, Registrant and First Union National Bank, with respect to the transactions under the Stock Purchase Agreement included as Exhibit 10.7 above, incorporated herein by reference to Exhibit 10.7.1 to Registrant's Form 10-K for the year ended March 31, 1998.

         10.8 Subscription Agreement by and among New Meta Licensing Corporation, a subsidiary of Registrant, and certain officers of Registrant as Purchasers, dated as of September 19, 1995, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended September 30, 1995.

         10.9 Amended and Restated Shareholder Agreement by and among Metanetics Corporation fka New Meta Licensing Corporation, and its Shareholders, including the officers of Registrant party to the Agreement included as Exhibit 10.8 above, dated as of March 28, 1996, incorporated herein by reference to Exhibit
                  10.9.3 to Registrant's Form 10-K for the year ended March 31, 1996.

         10.10 First Amendment, dated as of March 30, 1996, to the Agreement included as Exhibit 10.9 above, incorporated herein by reference to Exhibit 10.9.4 to Registrant's Form 10-K for the year ended March 31, 1996.

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

         10.14 Subscription Agreement by and among Aironet Wireless Communications, Inc., a subsidiary of Registrant, and the investors who executed the same, dated as of March 31, 1998, incorporated herein by reference to Exhibit 10.14 to Registrant's Form 10-K for the year ended March 31, 1998.

                  10.14.1 Form of Warrant issued pursuant to the Subscription Agreement included as Exhibit 10.14 above, incorporated herein by reference to Exhibit 10.14.1 to Registrant's Form 10-K for the year ended March 31, 1998.

                  10.14.2 Stockholders Agreement by and among Aironet Wireless Communications, Inc. and its Stockholders party thereto, including Registrant and the investors party to the Subscription Agreement included as Exhibit
                           10.14 above, entered into as of March 31, 1998 in connection with the transactions under the Subscription Agreement, incorporated herein by reference to Exhibit 10.14.2 to Registrant's Form 10-K for the year ended March 31, 1998.

                  10.14.3 Registration Rights Agreement by and among Aironet Wireless Communications, Inc. and certain of its security holders, including Registrant and the investors party to the Subscription Agreement included as Exhibit 10.14 above, entered into as of March 31, 1998 in connection with the transactions under the Subscription Agreement, incorporated herein by reference to Exhibit 10.14.3 to Registrant's Form 10-K for the year ended March 31, 1998.

                  27. Financial Data Schedule as of June 30, 1998, filed herewith.


                  (b)      Reports on Form 8-K

                           During the first quarter of fiscal 1999 to which this Form 10-Q relates, the Registrant filed the following Current Reports on Form 8-K: (i) Current Report dated April 21, 1998, reporting that the Registrant had received a letter from Symbol Technologies, Inc. ("Symbol") expressing interest in a business combination with Registrant; (ii) Current Report dated May 8, 1998, reporting that Registrant's board of directors had determined that Symbol's suggested business combination was not in the best interest of the Company and its shareholders as well as the filing of two purported class action lawsuits alleging claims relating to the suggested business combination against Registrant and its directors; and
                           (iii) Current Report dated June 5, 1998, reporting that, following private discussions with Symbol in an attempt to reach a mutual agreement, Registrant's board of directors had rejected an unsolicited $40 cash acquisition proposal from Symbol and that a second Symbol proposal involving up to $42 per share in cash and Symbol shares did not contain enough information to be considered by the board. Subsequent to the end of the first quarter of fiscal 1999, the Company filed a Current Report on Form 8-K dated July 20, 1998, attaching the Registrant's press release of that date which announced its financial results for the first quarter of fiscal 1999 (the press release, as incorporated into the Form 8-K, included consolidated balance sheets for the Registrant for June 30, 1998 (unaudited), and March 31, 1998, and condensed consolidated statements of operations for the three-month periods (unaudited) ended June 30, 1998 and 1997).

                               TELXON CORPORATION

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 13, 1998


                                                        TELXON CORPORATION
                                                        (Registrant)

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

                       FOR THE QUARTER ENDED JUNE 30, 1998

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

*                                   10.1.7.a Amended and Restated 1996 Stock
                                             Option Plan for employees,
                                             directors and advisors of Aironet
                                             Wireless Communications, Inc., a
                                             subsidiary of

                                             Registrant, incorporated herein by
                                             reference to Exhibit 10.1.7.a to
                                             Registrant's Form 10-K for the year
                                             ended March 31, 1998.

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
                                    Frank E. Brick, incorporated herein by
                                    reference to Exhibit 10.1.9 to Registrant's
                                    Form 10-K for the year ended March 31, 1998.

*                                   10.1.9.a 1997 Section 162(m)
                                             Performance-Based Compensation Plan
                                             of Registrant with respect to its
                                             President and Chief Executive
                                             Officer adopted by the
                                             Performance-Based Compensation
                                             Committee of Registrant's Board of
                                             Directors and approved by
                                             Registrant's Stockholders at the
                                             Annual Meeting thereof, held
                                             September 10, 1997, incorporated
                                             herein by reference to Exhibit
                                             10.1.9.a to Registrant's Form 10-K
                                             for the year ended March 31, 1998.

*                          10.1.10  Amended and Restated Employment Agreement
                                    between Registrant and James G. Cleveland, effective as of April 1, 1997, incorporated herein by reference to Exhibit 10.1.10 to Registrant's Form 10-K for the year ended March 31, 1998.

*                          10.1.11  Amended and Restated Employment Agreement
                                    between Registrant and Kenneth W. Haver, effective as of April 1, 1997, incorporated herein by reference to Exhibit 10.1.11 to Registrant's Form 10-K for the year ended March 31, 1998.

*                          10.1.12  Amended and Restated Employment Agreement
                                    between Registrant and David D. Loadman, effective as of April 1, 1997, incorporated herein by reference to Exhibit 10.1.12 to Registrant's Form 10-K for the year ended March 31, 1998.

*                          10.1.13  Amended and Restated Employment Agreement
                                    between Registrant and David W. Porter,
                                    effective as of April 1, 1997, incorporated herein by reference to Exhibit 10.1.13 to Registrant's Form 10-K for the year ended March 31, 1998.

*                          10.1.14  Amended and Restated Employment Agreement
                                    between Registrant and Danny R. Wipff,
                                    effective as of April 1, 1997, incorporated herein by reference to Exhibit 10.1.14 to Registrant's Form 10-K for the year ended March 31, 1998.

*                          10.1.15  Description of Key Employee Retention
                                    Program, incorporated herein by reference to
                                    Exhibit 10.1.15 to

                                    Registrant's Form 10-K for the year ended
                                    March 31, 1998.

*                                   10.1.15.a Form of letter agreement made with
                                             key employees selected under the
                                             retention program described in
                                             Exhibit 10.1.15 above, incorporated
                                             herein by reference to Exhibit
                                             10.1.15.a to Registrant's Form 10-K
                                             for the year ended March 31, 1998.

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

*                          10.1.17  Letter agreement of Registrant with Robert
                                    A. Goodman, dated as of December 29, 1997 and executed and delivered January 20, 1998, for continued consulting services following certain changes in his law practice, incorporated herein by reference to Exhibit
                                    10.1.17 to Registrant's Form 10-K for the year ended March 31, 1998.

*                 10.2     Material Leases of Registrant.

*                          10.2.1   Lease between Registrant and 3330 W. Market
                                    Properties, dated as of December 30, 1986, incorporated herein by reference to Exhibit
                                    10.2.1 to Registrant's Form 10-K for the year ended March 31, 1994.

*                          10.2.2   Lease Agreement between The Woodlands
                                    Commercial Properties Company, L.P. and
                                    Registrant, made and entered into as of
                                    January 16, 1998, including Rider No. 1
                                    thereto, for premises at 8302 New Trails
                                    Drive, The Woodlands, Texan, incorporated herein by reference to Exhibit 10.2.2 to Registrant's Form 10-K for the year ended
                                    March 31, 1998.

*                          10.2.3   Standard Office Lease (Modified Net Lease)
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
                                             1997.

*                          10.2.4   Lease Contract between Desarrollos
                                    Inmobiliarios Paso del Norte, S.A. de C.V.
                                    and Productos y Servicios de Telxon, S.A. de
                                    C.V., a subsidiary of Registrant, for in Ciudad Juarez, Chihuahua, Mexico, made and entered into as of April 10, 1997, incorporated herein by reference to Exhibit
                                    10.2.4 to Registrant's Form 10-K for the year ended March 31, 1998.

*                 10.3     Credit Agreements of Registrant.

*                          10.3.1   Credit Agreement by and among Registrant,
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

*                                   10.3.1.d Amendment No. 3, dated as of
                                             December 12, 1997, to the Agreement
                                             included as Exhibit 10.3.1 above,
                                             incorporated herein by reference to
                                             Exhibit 10.3.1.d
                                             to Registrant's Form 10-K for the
                                             year ended March 31, 1998.

*                          10.3.2   Business Purpose Revolving Promissory Note
                                    (Swing Line) made by Registrant in favor of Bank One, Akron, N.A., dated August 6, 1996, incorporated herein by reference to Exhibit
                                    10.3.8 to Registrant's Form 8-K dated August
                                    16, 1996.

*                                   10.3.2.a Bank One Security Agreement, dated
                                             as of August 6, 1996, by and among
                                             Registrant and Bank One, Akron
                                             N.A., incorporated herein by
                                             reference to Exhibit 10.3.8.a to
                                             Registrant's Form 8-K dated August
                                             16, 1996.

*                          10.3.3   Business Purpose Revolving Promissory Note
                                    (Swing Line) made by Registrant in favor of Bank One, NA (fka Bank One, Akron, N.A.), dated August 5, 1997 (extending the credit facility evidenced by the Note included as
                                    Exhibit 10.3.2 above), incorporated herein by reference to Exhibit 10.3.8 to Registrant's Form 10-Q for the quarter ended
                                    June 30, 1997.

*                          10.3.4   Business Purpose Revolving Promissory Note
                                    (Swing Line) made by Registrant in favor of Bank One, NA (fka Bank One, Akron, N.A.), dated August 5, 1997 (extending the credit facility evidenced by the Note included as
                                    Exhibit 10.3.3 above), filed herewith.

*                 10.4     Amended and Restated Agreement between Registrant and
                           Symbol Technologies, Inc., dated as of September 30,
                           1992, incorporated herein by reference to Exhibit
                           10.4 to Registrant's Form 10-K for the year ended
                           March 31, 1998.

*                 10.5     License, Rights, and Supply Agreement between Aironet
                           Wireless Communications, Inc., a subsidiary of Registrant, and Registrant, dated as of March 31, 1998, incorporated herein by reference to Exhibit
                           10.5 to Registrant's Form 10-K for the year ended
                           March 31, 1998.

*                 10.6     Agreement of Purchase and Sale of Assets by and among
                           Vision Newco, Inc., a subsidiary of Registrant,
                           Virtual Vision, Inc., as debtor and debtor in possession, and the Official Unsecured Creditors'
                           Committee, on behalf of the bankruptcy estate of Virtual Vision, dated as of July 13, 1995, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended June 30,
                           1995.

*                 10.7     Stock Purchase Agreement by and among Registrant and
                           FED Corporation, dated as of March 31, 1998, with respect to FED Corporation's purchase of all of the stock of Virtual Vision, Inc. (fka Vision Newco,
                           Inc.), incorporated herein by reference Exhibit 10.7 to Registrant's Form 10-K for the year ended March
                           31, 1998.

*                 10.7.1   Escrow Agreement by and among FED Corporation,
                           Registrant and First Union National Bank, with respect to the transactions under the Stock Purchase
                           Agreement included as Exhibit 10.7 above, incorporated herein by reference to Exhibit 10.7.1 to Registrant's Form 10-K for the year ended March 31,
                           1998.

*                 10.8     Subscription Agreement by and among New Meta
                           Licensing Corporation, a subsidiary of Registrant, and certain officers of Registrant as Purchasers, dated as of September 19, 1995, incorporated herein by reference to Exhibit 10.8 to Registrant's Form
                           10-Q for the quarter ended September 30, 1995.

*                 10.9     Amended and Restated Shareholder Agreement by and
                           among Metanetics Corporation fka New Meta Licensing
                           Corporation, and its Shareholders, including the officers of Registrant party to the Agreement included as Exhibit 10.8 above, dated as of March 28, 1996, incorporated herein by reference to Exhibit
                           10.9.3 to Registrant's Form 10-K for the year ended
                           March 31, 1996.

*                 10.10    First Amendment, dated as of March 30, 1996, to the
                           Agreement included as Exhibit 10.9 above, incorporated herein by reference to Exhibit 10.9.4 to Registrant's Form 10-K for the year ended March 31,
                           1996.

*                 10.11    Stock Purchase Agreement by and among Meta Holding
                           Corporation, a subsidiary of Registrant, and certain officers of Registrant as Purchasers, dated as of March 30, 1996, incorporated herein by reference to
                           Exhibit 10.8 to Registrant's Form 10-K for the year ended March 31, 1997.

*                 10.12    Stock Purchase Agreement by and between Metanetics
                           Corporation, a subsidiary of Registrant fka New Meta
                           Licensing Corporation, and Accipiter II, Inc., dated as of September 30, 1996, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended September 30, 1996.

*                10.13    Stock Purchase Agreement by and between Registrant
                           and Telantis Capital, Inc., dated as of March 31, 1997, incorporated herein by reference to Exhibit
                           10.10 to Registrant's Form 10-K for the year ended March 31, 1997.

*                 10.14    Subscription Agreement by and among Aironet Wireless
                           Communications, Inc., a subsidiary of Registrant, and the investors who executed the same, dated as of March 31, 1998, incorporated herein by reference to
                           Exhibit 10.14 to Registrant's Form 10-K for the year ended March 31, 1998.

*                          10.14.1  Form of Warrant issued pursuant to the
                                    Subscription Agreement included as Exhibit
                                    10.14 above, incorporated herein by
                                    reference to Exhibit 10.14.1 to Registrant's
                                    Form 10-K for the year ended March 31, 1998.

*                          10.14.2  Stockholders Agreement by and among Aironet
                                    Wireless Communications, Inc. and its
                                    Stockholders party thereto, including
                                    Registrant and the investors party to the Subscription Agreement included as Exhibit
                                    10.14 above, entered into as of March 31, 1998 in connection with the transactions under the Subscription Agreement, incorporated herein by reference to Exhibit
                                    10.14.2 to Registrant's Form 10-K for the year ended March 31, 1998.

*                          10.14.3  Registration Rights Agreement by and among
                                    Aironet Wireless Communications, Inc. and certain of its security holders, including Registrant and the investors party to the Subscription Agreement included as Exhibit
                                    10.14 above, entered into as of March 31, 1998 in connection with the transactions under the Subscription Agreement, incorporated herein by reference to Exhibit 10.14.3 to Registrant's Form 10-K for the year ended March 31, 1998.

**              27.      Financial Data Schedule as of June 30, 1998,
                         filed herewith.


*        Previously filed

**       Filed herewith