Form 10-Q/A
period 1998-06-30
TELXON CORP
filed 1998-11-17
CIK 352495

                       SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549


                                  FORM 10-Q/A


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

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends and restates in full the disclosures made by the registrant, Telxon Corporation ("Telxon", and together with its subsidiaries, the "Company"), in response to "ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS" and "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in its Form 10-Q as originally filed with the Securities and Exchange Commission (the "Commission") via EDGAR transmission on August 13, 1998 (the "Original Filing"). The disclosures responsive to all of the other Items in the Original Filing are not affected by this Amendment but continue as set forth in the Original
Filing without change. Notwithstanding the foregoing, the disclosures in the Original Filing, as amended by this Amendment, are subject to updating and supplementation by the disclosures contained in the filings made by the Company with the Commission for any period or as of any date subsequent to the quarter ended June 30, 1998, covered by the Original Filing.

The purpose of this Amendment No. 1 is to make the following reclassification and clarifications:

-- In "ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS":

(i) To reclassify on the statement of operations the $1.95 million loss resulting from transactions with a business partner from "Other non-operating expense, net" to "Other operating items" in "Operating expenses" in order to conform with the financial statement presentation to be used by the Company in reporting its operating results for the quarter and six months ended September 30, 1998.

(ii) To revise the discussion of those transactions with the business partner in Note 9 "Subsidiary Stock and Other Transactions."

-- In "Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS":

        To revise the discussion under "Results of operations - Operating expenses" of the transactions with a business partner.

-- In "Item 6.  EXHIBITS AND REPORTS ON FORM 8-K":

        To include Exhibit 27.1 as of June 30, 1998, which serves to restate
Exhibit 27, as of June 30, 1998, filed with the Original Filing, for the reclassification of the $1.95 million loss resulting from transactions with a business partner.

                               TELXON CORPORATION
        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                     IN THIS AMENDMENT NO. 1 ON FORM 10-Q/A

                                                                                                        Page No.
                                                                                                        --------

PART I.       FINANCIAL INFORMATION:

     Item 1:  Consolidated Financial Statements
                         Balance Sheet..................................................................    4
                         Statement of Operations........................................................    5
                         Statement of Cash Flows........................................................    6
                         Notes to Consolidated Financial Statements.....................................   7-11

     Item 2:  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations............................................  12-18

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

                       TELXON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (In thousands except per share amounts)

                                   (Unaudited)

                                                                             Three Months
                                                                            Ended June 30,
                                                                        1998               1997
                                                                   ---------------    ---------------

Revenues:
     Product, net..............................................        $ 94,077           $ 86,691
     Customer service, net.....................................          20,970             18,222
                                                                       --------           --------
              Total net revenues...............................         115,047            104,913

Cost of revenues:
     Product...................................................          57,310             52,561
     Customer service..........................................          12,826             11,126
                                                                       --------           --------
              Total cost of revenues...........................          70,136             63,687
                                                                       --------           --------

     Gross profit..............................................          44,911             41,226

Operating expenses:
     Selling expenses..........................................          21,361             18,100
     Product development and engineering
          expenses.............................................           8,930              9,126
     General and administrative expenses.......................           9,436              9,703
     Other operating items:
          Take-over defense costs..............................           1,749                 --
          Charge related to transactions with
                business partner...............................           1,950                 --
                                                                       --------           --------
              Total operating expenses.........................          43,426             36,929
                                                                       --------           --------

              Income from operations...........................           1,485              4,297

Interest income................................................             179                498
Interest expense...............................................          (1,713)            (1,792)
Other non-operating expense, net...............................             460               (157)
                                                                       --------           --------

              Income before income taxes.......................             411              2,846

Provision for income taxes.....................................             165              1,252
                                                                       --------           --------

              Net income.......................................        $    246           $  1,594
                                                                       ========           ========

Net income per common share:
                           Basic...............................        $    .02           $    .10
                                                                       ========           ========
                           Diluted.............................        $    .01           $    .10
                                                                       ========           ========

Average number of common shares outstanding:
                           Basic...............................          16,080             15,525
                                                                       ========           ========
                           Diluted.............................          16,924             15,783
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


9.       Subsidiary Stock And Other Transactions

         During the first quarter of fiscal 1999, the Company entered into a series of transactions with a business partner. The Company repurchased the voting common shares of its Metanetics subsidiary ("Metanetics"), a development stage subsidiary that develops image processing technology, for $1,950. The Company has assessed the additional expenditure of cash for the increased investment in such subsidiary because of in-process product development and the historical financial losses and future funding requirements for its operations. As a result of this assessment, a pre-tax loss of $1,950 was recorded in the accompanying consolidated statement of operations. Simultaneously, the business partner agreed to pay outstanding receivable balances of $1,850 for previously purchased manufacturing rights agreements and software licenses. Additionally, the companies mutually agreed to terminate such agreements and released each other from any future liability related to the original agreements. Giving effect to the repurchase of 400,000 shares of the subsidiary at $4.875 per share, the Company's interest in the voting common stock of such subsidiary was 60% at June 30, 1998.

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

                       TELXON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IN ADDITION TO DISCUSSING AND ANALYZING THE COMPANY'S RECENT HISTORICAL FINANCIAL RESULTS AND CONDITION, THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES STATEMENTS REGARDING CERTAIN TRENDS OR OF OTHER FORWARD-LOOKING INFORMATION CONCERNING THE COMPANY'S ANTICIPATED REVENUES, COSTS, FINANCIAL RESOURCES OR OTHERWISE AFFECTING OR RELATING TO THE COMPANY WHICH ARE INTENDED TO QUALIFY FOR THE PROTECTIONS AFFORDED "FORWARD-LOOKING STATEMENTS" UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, PUBLIC LAW 104-67. THE FORWARD-LOOKING STATEMENTS MADE HEREIN AND ELSEWHERE IN THE ORIGINAL FILING AS AMENDED BY THIS FORM 10-Q/A, ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. THE SUMMARY OF CERTAIN OF THE RISKS AND OTHER IMPORTANT FACTORS WHICH MAY AFFECT THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL AND OTHER CONDITION UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" BELOW SHOULD BE READ IN CONJUNCTION WITH THE MORE COMPLETE DISCUSSION OF THOSE AND OTHER RISKS AND IMPORTANT FACTORS AFFECTING THE BUSINESS, OPERATING RESULTS AND CONDITION OF THE COMPANY UNDER "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - FACTORS THAT MAY AFFECT FUTURE RESULTS" (WHICH IS INCORPORATED HEREIN BY THIS REFERENCE), AND OTHER CAUTIONARY STATEMENTS APPEARING UNDER "ITEM 1. BUSINESS" AND ELSEWHERE, IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K, AS AMENDED BY AMENDMENTS NO. 1 AND NO. 2 ON FORM 10-K/A, FOR THE FISCAL YEAR ENDED MARCH 31, 1998.

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

The Company operates in a rapidly changing and dynamic market, and the Company's strategies and plans are designed to adapt to changing market conditions where and when possible. However, there can be no assurance that the Company's management will identify the risks (especially those newly emerging from time to time) affecting, and their impact on, the Company and its business, that the Company's strategies and plans will take into account all market conditions and changes thereto or that such strategies and plans will be successfully implemented. Accordingly, neither the historical results presented in the Company's consolidated financial statements and discussed herein, nor any forward-looking statements in the Original Filing as amended by this Form 10-Q/A are necessarily indicative of the Company's future results. See "Factors That May Affect Future Results" for a discussion of risk factors which may affect the Company's future results of operations.

Factors That May Affect Future Results

The Company's business, operating results and financial and other condition may be affected by a number of risks and other important factors, including, without limitation, the following, some of which are inherently difficult to identify and predict and/or are beyond the Company's control: general and industry-specific economic conditions; the identification and implementation of appropriate cost saving and operational efficiency initiatives; sales and manufacturing cycles from quarter to quarter and within each quarter; serving markets characterized by increasingly rapid technological change and associated changes in market demand and product obsolescence and by price erosion; intense competition; concentration of revenues in the retail industry; ability to penetrate and expand revenues in new and existing markets; risks associated with foreign sales and operations; timely and efficient enhancement of appropriate product offerings through internal development and acquisition of or investment in new businesses and technologies; dependence on, and freedom from infringement of, technologies and other proprietary rights of or by third parties; government regulation of radio and other products and product health and safety concerns; dependence on sole source, or a limited number of, suppliers; and attracting and retaining qualified employees. In addition to being subject to the foregoing factors and other cautionary statements elsewhere in the Original Filing as amended by this Form 10-Q/A, the Company's conduct of its business and the results and condition thereof are also subject to the possible adverse effects of certain pending litigation and other contingencies discussed in Note 7 to the accompanying consolidated financial statements included in Item 1 above.

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

Operating Expenses
------------------

                                                               Quarter ended June 30,               Increase/(Decrease)
                                                               ----------------------               -------------------
                                                               1998              1997            Dollar        Percentage
                                                               ----              ----            ------        ----------
                                                                          (in thousands)

Operating Expenses:
  Selling expenses                                            $21,361           $18,100           $3,261         18.0%
  Product development and
    engineering expenses                                        8,930             9,126             (196)        (2.1)%
  General and administrative
    expenses                                                    9,436             9,703             (267)        (2.8)%
  Other operating items:
    Take-over defense costs                                     1,749                 -            1,749          N.M.
    Charge related to transactions with
       Business partner                                         1,950                 -            1,950          N.M.
                                                              -------           -------           ------
  Total operating expenses                                    $43,426           $36,929           $6,497         17.6%
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

During the first quarter of fiscal 1999, the Company entered into a series of transactions with a business partner. The Company repurchased the voting common shares of its Metanetics subsidiary ("Metanetics"), a development stage subsidiary that develops image processing technology, for $1,950. The Company has assessed the additional expenditure of cash for the increased investment in such subsidiary because of in-process product development and the historical financial losses and future funding requirements for its operations. As a result of this assessment, a pre-tax loss of $1,950 was recorded in the accompanying consolidated statement of operations. Simultaneously, the business partner agreed to pay outstanding receivable balances of $1,850 for previously purchased manufacturing rights agreements and software licenses. Additionally, the companies mutually agreed to terminate such agreements and released each other from any future liability related to the original agreements. Giving effect to the repurchase of 400,000 shares of the subsidiary at $4.875 per share, the Company's interest in the voting common stock of such subsidiary was 60% at June 30, 1998.

Other Non-Operating Expense, net
--------------------------------

                                                                 Quarter ended June 30,                  Increase
                                                                 ----------------------                  --------
                                                               1998              1997            Dollar        Percentage
                                                               ----              ----            ------        ----------
                                                                          (in thousands)
Non-Operating Income (Expense):
     Gain on sale of subsidiary stock                         $   340             $   -          $   340        N.M.
     Other non-operating income (expense)                         120              (157)             277      176.4%
                                                              -------             -----          -------
Total other non-operating expense, net                        $  (460)            $(157)         $  (617)
                                                              =======             =====          =======

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

                               TELXON CORPORATION

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 16, 1998


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

                                   FORM 10-Q/A

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
                                    (Swing Line) made by Registrant in favor of Bank One, NA (fka Bank One, Akron, N.A.), dated August 5, 1997 (extending the credit facility evidenced by the Note included as
                                    Exhibit 10.3.3 above), filed with the
                                    Original Filing.

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

*               27.      Financial Data Schedule as of June 30, 1998,
                         filed with the Original Filing.

**              27.1     Restated Financial Data Schedule as of June 30, 1998,
                         filed herewith.




*        Previously filed

**       Filed herewith