Form 10-Q
period 1998-09-30
TELXON CORP
filed 1998-11-17
CIK 352495

                      SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549


                                    FORM 10-Q



          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998



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

At September 30, 1998, there were 16,124,297 outstanding shares of the Registrant's $.01 par value Common Stock.

                               TELXON CORPORATION
        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                                                                                                        Page No.
                                                                                                        --------

PART I.       FINANCIAL INFORMATION:

     Item 1:  Consolidated Financial Statements
                         Balance Sheet..................................................................    3
                         Statement of Operations........................................................    4
                         Statement of Cash Flows........................................................    5
                         Notes to Consolidated Financial Statements.....................................  6-10

     Item 2:  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations............................................  11-19

PART II.      OTHER INFORMATION:

     Item 1:  Legal Proceedings.........................................................................   20

     Item 4:  Submission of Matters to a Vote of Security Holders.......................................   20

     Item 6:  Exhibits and Reports on Form 8-K..........................................................  20-27

All Items of Form 10-Q other than those listed above have been omitted as inapplicable.

PART I. FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

                       TELXON CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                     (In thousands except per share amounts)

                                                                September 30,     March 31,
                                                                    1998            1998
                                                                -------------     ---------
                                                                 (Unaudited)
ASSETS

Current assets:
  Cash (including cash equivalents of $12,000 and
    $6,778) ................................................      $  37,586       $  27,500
  Accounts receivable, net of allowance for
    doubtful accounts of $1,203 and $1,142 .................        114,140         125,739
  Notes and other accounts receivable ......................         18,970          22,949
  Inventories ..............................................        104,336         108,178
  Prepaid expenses and other ...............................         14,337          11,307
                                                                  ---------       ---------
     Total current assets ..................................        289,369         295,673
Property and equipment, net ................................         62,936          52,108
Intangibles and other assets, net ..........................         47,563          42,758
                                                                  ---------       ---------
     Total .................................................      $ 399,868       $ 390,539
                                                                  =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable ............................................      $  17,580       $   3,000
  Capital lease obligations due within one year ............            855             968
  Accounts payable .........................................         50,726          58,634
  Income taxes payable .....................................          2,623           3,390
  Accrued liabilities ......................................         39,720          41,034
                                                                  ---------       ---------
     Total current liabilities .............................        111,504         107,026
Capital lease obligations ..................................          1,923           1,876
Convertible subordinated notes and debentures ..............        106,913         107,224
Other long-term liabilities ................................          6,942           6,897
                                                                  ---------       ---------
     Total liabilities .....................................        227,282         223,023

Minority interest ..........................................          2,811           2,791

Stockholders' equity:
  Preferred Stock, $1.00 par value per share; 500
    shares authorized, none issued .........................             --              --
  Common Stock, $.01 par value per share; 50,000
    shares authorized, 16,234 and 16,219 shares issued .....            162             162
  Additional paid-in capital ...............................         88,369          87,994
  Retained earnings ........................................         87,712          85,053
  Equity adjustment for foreign currency translation .......         (4,294)         (4,929)
  Unearned compensation relating to restricted stock awards            (344)           (493)
  Treasury stock; 110 and 162 shares of common stock at cost         (1,830)         (3,062)
                                                                  ---------       ---------
     Total stockholders' equity ............................        169,775         164,725
                                                                  ---------       ---------
Commitments and contingencies ..............................             --              --
                                                                  ---------       ---------
     Total .................................................      $ 399,868       $ 390,539
                                                                  =========       =========


See accompanying notes to consolidated financial statements.

                       TELXON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (In thousands except per share amounts)

                                   (Unaudited)

                                                             Three Months                    Six Months
                                                          Ended September 30,            Ended September 30,
                                                         1998            1997            1998           1997
                                                      ---------       ---------       ---------       --------
Revenues:
     Product, net ..............................      $ 103,133       $  91,138       $ 197,210       $ 177,829
     Customer service, net .....................         21,236          19,182          42,206          37,404
                                                      ---------       ---------       ---------       ---------
              Total net revenues ...............        124,369         110,320         239,416         215,233

Cost of revenues:
     Product ...................................         62,411          54,276         119,722         106,836
     Customer service ..........................         13,502          12,336          26,327          23,462
                                                      ---------       ---------       ---------       ---------
              Total cost of revenues ...........         75,913          66,612         146,049         130,298
                                                      ---------       ---------       ---------       ---------

     Gross profit ..............................         48,456          43,708          93,367          84,935

Operating expenses:
     Selling expenses ..........................         20,317          18,677          41,678          36,776
     Product development and engineering
          expenses .............................          9,261           9,525          18,191          18,651
     General and administrative expenses .......         10,425           9,843          19,862          19,547
                                                      ---------       ---------       ---------       ---------
              Total operating expenses before
                other operating items............        40,003          38,045          79,731          74,974
                                                      ---------       ---------       ---------       ---------

Other operating items:
     Take-over defense costs ...................          1,830            --             3,579            --
     Charge related to transaction with business
     partner ...................................           --              --             1,950            --
                                                      ---------       ---------       ---------       ---------
              Total other operating items ......          1,830            --             5,529            --
                                                      ---------       ---------       ---------       ---------

              Income from operations ...........          6,623           5,663           8,107           9,961

Interest income ................................            164             420             343             917
Interest expense ...............................         (2,617)         (1,811)         (4,329)         (3,602)
Other non-operating (expense) income, net ......           --                (7)            460            (165)
                                                      ---------       ---------       ---------       ---------

              Income before income taxes .......          4,170           4,265           4,581           7,111

Provision for income taxes .....................          1,672           1,877           1,837           3,129
                                                      ---------       ---------       ---------       ---------

              Net income .......................      $   2,498       $   2,388       $   2,744       $   3,982
                                                      =========       =========       =========       =========

Net income per common share:
                           Basic ...............      $     .16       $     .15       $     .17       $     .25
                                                      =========       =========       =========       =========
                           Diluted .............      $     .15       $     .15       $     .16       $     .25
                                                      =========       =========       =========       =========

Average number of common shares outstanding:
                           Basic ...............         16,065          15,772          16,095          15,646
                                                      =========       =========       =========       =========
                           Diluted .............         16,559          16,278          16,764          16,042
                                                      =========       =========       =========       =========

See accompanying notes to consolidated financial statements.

                       TELXON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)

                                                              Six Months Ended September 30,
                                                              ------------------------------
                                                                   1998           1997
                                                                 --------       --------
Cash flows from operating activities:
     Net income ...........................................      $  2,744       $  3,982
     Adjustments to reconcile net income to
         net cash provided by (used in) operating activities:
              Depreciation and amortization ...............        12,534         12,183
              Amortization of restricted stock
                  awards, net .............................           149             96
              Provision for doubtful accounts .............           369            395
              Provision for inventory obsolescence ........         4,086          3,548
              Deferred income taxes .......................             3            172
              Loss on disposal of property and equipment...           238            528
              Minority interest ...........................            20              8
              Changes in assets and liabilities:
                   Accounts and notes receivable ..........         8,989          7,597
                   Inventories ............................          (280)        (7,032)
                   Prepaid expenses and other .............        (2,318)        (2,231)
                   Intangibles and other assets ...........           531         (1,748)
                   Accounts payable and accrued liabilities        (9,381)       (21,341)
                   Other long-term liabilities ............            44           (225)
                                                                 --------       --------
                             Total adjustments ............        14,984         (8,050)
                                                                 --------       --------
     Net cash provided by (used in) operating activities ..        17,728         (4,068)

Cash flows from investing activities:
     Additions to property and equipment ..................       (18,848)       (12,212)
     Software and other investments .......................        (2,939)        (2,279)
     Proceeds from the sale of property and equipment .....          --              866
     Additions to long-term notes receivable ..............          (608)          (140)
                                                                 --------       --------
     Net cash used in investing activities ................       (22,395)       (13,765)

Cash flows from financing activities:
     Borrowings (repayments) on notes payable, net ........        14,580            (50)
     Principal payments on capital leases .................          (343)          (318)
     Purchase of treasury stock ...........................          (488)        (3,256)
     Proceeds from exercise of stock options
         (includes tax benefit) ...........................         1,222          4,863
                                                                 --------       --------
     Net cash provided by financing activities ............        14,971          1,239

     Effect of exchange rate changes on cash ..............          (218)          (157)
                                                                 --------       --------

     Net increase (decrease) in cash and cash equivalents .        10,086        (16,751)
     Cash and cash equivalents at beginning of period .....        27,500         45,386
                                                                 --------       --------
     Cash and cash equivalents at end of period ...........      $ 37,586       $ 28,635
                                                                 ========       ========

See accompanying notes to consolidated financial statements.

                       TELXON CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (In thousands except share and per share amounts)


1.       Management Representation

         The consolidated financial statements of Telxon Corporation ("Telxon") and its subsidiaries (collectively with Telxon, the "Company") have been prepared without audit and in accordance with the instructions to Form 10-Q. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of results for the interim periods, have been made. The operating results for the six months ended September 30, 1998, are not necessarily indicative of the results that may be achieved for the year ending March 31, 1999. The statements, including the March 31, 1998, balance sheet data derived from audited financial statements, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements as contained in the Company's Annual Report on Form 10-K, as amended by Amendments No. 1 and No. 2 on Form 10-K/A, for the fiscal year ended March 31, 1998.


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

                  Reconciliation of Numerators and Denominators
                    Of the Basic and Diluted EPS Computations
                 (Dollars in thousands except per-share amounts)

In the following table, net income represents the numerator and the shares represent the denominator in the Earnings per Share Calculation.

                                           For the Quarter ended                        For the Quarter ended
                                             September 30, 1998                           September 30, 1997
                                       ----------------------------------          -----------------------------------
                                                                Per-Share                                    Per-Share
                                       Income       Shares        Amount           Income       Shares         Amount
                                       ------       ------      ---------          ------       ------       ---------
                                                  (Unaudited)                                 (Unaudited)
Net income                              $2,498                                     $2,388

BASIC EPS
Income available to
   Common stockholders                  $2,498     16,065          $0.16           $2,388        15,772         $0.15
                                                                   =====                                        =====

EFFECT OF DILUTIVE SECURITIES
Options                                               494                                           506
                                                   ------                                         -----

DILUTED EPS
Income available to
   Stockholders of common shares
   and common stock equivalents         $2,498     16,559          $0.15           $2,388        16,278         $0.15
                                        ======     ======          =====           ======        ======         =====



                                           For the Six Months ended                  For the Six Months ended
                                              September 30, 1998                          September 30, 1997
                                       ----------------------------------         -----------------------------------
                                                                Per-Share                                   Per-Share
                                       Income       Shares        Amount          Income       Shares         Amount
                                       ------       ------      ---------         ------       ------       ---------
                                                  (Unaudited)                                (Unaudited)
Net income                              $2,744                                    $3,982

BASIC EPS
Income available to
   Common stockholders                  $2,744     16,095          $0.17          $3,982        15,646         $0.25
                                                                   =====                                       =====

EFFECT OF DILUTIVE SECURITIES
Options                                               669                                          396
                                                   ------                                       ------

DILUTED EPS
Income available to
   Stockholders of common shares
   and common stock equivalents         $2,744     16,764          $0.16          $3,982        16,042         $0.25
                                        ======     ======          =====          ======        ======         =====

         Options to purchase 35,000 shares of common stock at a weighted average exercise price of $30.88 per share were outstanding at September 30, 1998, but were not included in the computation of diluted earnings per share because the options' exercise price was greater that the average market price for the common shares during fiscal 1999 to date. The shares issuable upon conversion of Telxon's 5-3/4% Convertible Subordinated Notes and 7-1/2% Convertible Subordinated Debentures were omitted from the diluted earnings per share calculations because their inclusion at September 30, 1998 and 1997, would have had an anti-dilutive effect on earnings.


3.       Comprehensive Income

         Beginning with the first quarter of fiscal 1999, the Company was required to adopt the provisions of the FASB's Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting comprehensive income, which has been defined as the change in equity of an entity during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 requires the Company's foreign currency translation adjustment to be included in other comprehensive income. Refer to the "Consolidated Statement of Operations" for details on the components of net income.


         Total comprehensive income consisted of the following:

                                                                     Six Months
                                                                 Ended September 30,
                                                             -------------------------
                                                             1998                 1997
                                                             ----                 ----
                                                                     (Unaudited)
         Net income                                         $2,744               $3,982

         Other comprehensive income:
         Foreign Currency Translation Adjustment               635                 (990)
                                                            ------               ------

         Total comprehensive income                         $3,379               $2,992
                                                            ======               ======

4.       Inventories

         Inventories consisted of the following:

                                                                                    September 30,
                                                                                        1998                 March 31,
                                                                                     (Unaudited)               1998
                                                                                    -------------            ---------
         Purchased components                                                          $47,770               $ 49,514
         Work-in-process                                                                33,979                 37,375
         Finished goods                                                                 22,587                 21,289
                                                                                      --------               --------
                                                                                      $104,336               $108,178
                                                                                      ========               ========

5.       Accrued Liabilities

         Accrued liabilities consisted of the following:

                                                                                    September 30,
                                                                                        1998                  March 31,
                                                                                     (Unaudited)                1998
                                                                                    -------------             ---------
         Deferred customer service revenues                                           $14,195                 $13,448
         Accrued payroll and other employee compensation                               10,326                  12,353
         Other accrued liabilities                                                     15,199                  15,233
                                                                                      -------                 -------
                                                                                      $39,720                 $41,034
                                                                                      =======                 =======

6.       Supplemental Cash Flow Information

                                                                                                   Six Months
                                                                                               Ended September 30,
                                                                                            -------------------------
                                                                                             1998               1997
                                                                                             ----               ----
                                                                                                   (Unaudited)
         Cash paid during the period for:
         Interest                                                                           $4,676            $ 3,674
         Income taxes                                                                        3,009              4,985


         Capital lease additions of $276 for manufacturing equipment in fiscal 1999 have been excluded from the accompanying consolidated statement of cash flows as a non-cash transaction.

         The Company's re-issuance of treasury stock during the first half of fiscal 1999 to satisfy exercises of stock options under the Company's stock option plans has been excluded from the accompanying consolidated statement of cash flows as non-cash transactions. See Note 10 - Other Debt and Equity Transactions for further details of the first half of fiscal 1999 re-issuances.

         The Company's re-issuances of treasury stock during the second quarter of fiscal 1999 and 1998 to satisfy purchases made by employees through the Telxon Corporation 1995 Employee Stock Purchase Plan have been excluded from the accompanying consolidated statement of cash flows as non-cash transactions. See Note - Other Debt and Equity Transactions for further details of the second quarter fiscal 1999 re-issuances.

7.       Litigation and Contingencies

         On September 21, 1993, a derivative Complaint was filed in the Court of Chancery of the State of Delaware, in and for Newcastle County, by an alleged stockholder of the Company derivatively on behalf of Telxon. The named defendants are the Company; Robert F. Meyerson, former Chairman of the Board, Chief Executive Officer and director; Dan R. Wipff, then President, Chief Operating Officer and Chief Financial Officer and director; Robert A. Goodman, Corporate Secretary and outside director; Norton W. Rose, outside director; and Dr. Raj Reddy, outside director. The Complaint alleges breach of fiduciary duty to the Company and waste of the Company's assets in connection with certain transactions entered into by Telxon and compensation amounts paid by the Company. The Complaint seeks an accounting, injunction, rescission, attorney's fees and costs. While the Company is nominally a defendant in this derivative action, no monetary relief is sought by the plaintiff from the Company. On November 12, 1993, Telxon and the individual director defendants filed a Motion to Dismiss. The plaintiff filed his brief in opposition to the Motion on May 2, 1994, and the defendants filed a final responsive brief. The Motion was argued before the Court on March 29, 1995, and on July 18, 1995, the Court issued its ruling. The Court dismissed all of the claims relating to the plaintiff's allegations of corporate waste; however, the claims relating to breach of fiduciary duty survived the Motion to Dismiss.

         On October 31, 1996, plaintiff's counsel filed a Motion to Intervene in the derivative action on behalf of a new plaintiff stockholder. As part of the Motion to Intervene, the intervening plaintiff asked that the Court designate as operative for the action the intervening plaintiff's proposed Complaint, which alleges that a series of transactions in which the Company acquired technology from a corporation affiliated with Mr. Meyerson was wrongful in that Telxon already owned the technology by means of a pre-existing consulting agreement with another affiliate of Mr. Meyerson; the intervenor's complaint also names Raymond D. Meyo, President, Chief Executive

         Officer and director at the time of the first acquisition transaction, as a new defendant. The defendants opposed the Motion of grounds that the new claim alleged in the proposed Complaint and the addition of Mr. Meyo were time-barred by the statute of limitations and the intervening plaintiff did not satisfy the standards for intervention. After taking legal briefs, the Court ruled on June 13, 1997, to permit the intervention. On March 18, 1998, defendant Meyo filed a Motion for Judgement on the Pleadings (as to himself), in response to which Plaintiff filed its Answer and Brief in Opposition. The Motion was argued before the Court on November 4, 1998, and was granted from the bench, dismissing Meyo as a defendant in the case. The post-intervention claims are the subject of ongoing discovery, and no deadline for the completion of the discovery has yet been set by the Court.

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


9.       Subsidiary Stock Transactions

         During the first quarter of fiscal 1999, the Company entered into a series of transactions with a business partner. The Company repurchased the voting common shares of its Metanetics subsidiary ("Metanetics"), a development stage subsidiary that develops image processing technology, for $1,950. The Company has assessed the additional expenditure of cash for the increased investment in such subsidiary because of in-process product development and the historical financial losses and future funding requirements for its operations. As a result of this assessment, a pre-tax loss of $1,950 was recorded in the accompanying consolidated statement of operations. Simultaneously, the business partner agreed to pay amounts due of $1,850 for previously purchased manufacturing rights and software licenses. Additionally, the Companies mutually agreed to terminate such agreements and released each other from any future liability related to the original agreements. Giving effect to the repurchase of 400,000 shares of the subsidiary at $4.875 per share, the Company's interest in the voting common stock of such subsidiary was 60% at June 30, 1998.

         During the first quarter of fiscal 1999, the Company's Aironet Wireless Communications, Inc. ("Aironet") subsidiary, a developer, manufacturer, and marketer of wireless LAN systems, sold 222,222 shares of its voting common stock to various third-party investors at a price of $3.50 per share. Proceeds from this sale of stock were $778. The resulting pre-tax net gain of $340 was recorded as non-operating income in the accompanying consolidated statement of operations. In addition to the sale of the shares of stock, 66,667 $2.50 warrants for the purchase of Aironet voting common stock were issued. A gain of $47 relating to these warrants has been deferred until the warrants are exercised or lapse. The Company's remaining interest in the voting common stock of Aironet at September 30, 1998, was 76%.

10.      Other Debt and Equity Transactions

         During the first quarter of fiscal 1999, $311 in aggregate principal amount of the Company's 7-1/2% Convertible Subordinated Debentures were surrendered for conversion into 11,621 shares of the Company's Common Stock, $.01 par value per share. The surrendered Convertible Subordinated Debentures have been cancelled effective as of their conversion into common stock.

         During the second quarter of fiscal 1999, the Company repurchased 24,500 shares of its common stock, at a weighted average price of $19.91 per share, pursuant to its open market repurchase program.

         During the first half of fiscal 1999, the Company re-issued 53,349 shares of treasury stock, at a weighted average cost of $14.87, to satisfy options exercised under the Company's stock option plans.

         During the first half of fiscal 1999, the Company re-issued 23,775 shares of treasury stock, at a weighted average cost of $14.88, to satisfy purchases made by employees through the Telxon Corporation 1995 Employee Stock Purchase Plan.

         During the second quarter of fiscal 1999, the Company extended to August 3, 1999, the $20.0 million in bank credit which it maintains under its business purpose revolving promissory note in addition to its ongoing $100.0 million credit agreement.


11.      Subsequent Events

         Subsequent to September 30, 1998, the Company re-issued 25,419 shares of treasury stock to satisfy stock options exercised under the Company's stock option plans.

         Subsequent to September 30, 1998, the Company repurchased 38,800 shares of its common stock pursuant to its open market repurchase program.

12.      Reclassifications

         Certain items in the fiscal 1998 consolidated financial statements and notes thereto have been reclassified to conform to the fiscal 1999 presentation.

                       TELXON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IN ADDITION TO DISCUSSING AND ANALYZING THE COMPANY'S RECENT HISTORICAL FINANCIAL RESULTS AND CONDITION, THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES STATEMENTS REGARDING CERTAIN TRENDS OR OF OTHER FORWARD-LOOKING INFORMATION CONCERNING THE COMPANY'S ANTICIPATED REVENUES, COSTS, FINANCIAL RESOURCES OR OTHERWISE AFFECTING OR RELATING TO THE COMPANY WHICH ARE INTENDED TO QUALIFY FOR THE PROTECTIONS AFFORDED "FORWARD-LOOKING STATEMENTS" UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, PUBLIC LAW 104-67. THE FORWARD-LOOKING STATEMENTS MADE HEREIN AND ELSEWHERE IN THIS FORM 10-Q ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. THE SUMMARY OF CERTAIN OF THE RISKS AND OTHER IMPORTANT FACTORS WHICH MAY AFFECT THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL AND OTHER CONDITION UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" BELOW SHOULD BE READ IN CONJUNCTION WITH THE MORE COMPLETE DISCUSSION OF THOSE AND OTHER RISKS AND IMPORTANT FACTORS AFFECTING THE BUSINESS, OPERATING RESULTS AND CONDITION OF THE COMPANY UNDER "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - FACTORS THAT MAY AFFECT FUTURE RESULTS", AND OTHER CAUTIONARY STATEMENTS APPEARING UNDER "ITEM 1. BUSINESS" AND ELSEWHERE, IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K, AS AMENDED BY AMENDMENTS NO. 1 AND NO. 2 ON FORM 10-K/A, FOR THE FISCAL YEAR ENDED MARCH 31, 1998.

Overview

The Company recorded net income of $2.5 million or $.15 per common share (diluted) and $2.7 million or $.16 per common share (diluted) for the second quarter and first half of fiscal 1999, respectively. In comparison, the Company recorded net income of $2.4 million or $.15 per common share (diluted) and $4.0 or $.25 per common share (diluted) for the second quarter and first half of fiscal 1998, respectively. The results for the first half of fiscal 1999 include after-tax charges of $2.1 million or $.13 per common share (diluted) for costs incurred in response to an unsolicited takeover proposal and $1.0 million or $.06 per common share (diluted) related to transactions in the voting common stock and warrants of two of the Company's subsidiaries.

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

Factors That May Affect Future Results

The Company's business, operating results and financial and other condition may be affected by a number of risks and other important factors, including, without limitation, the following, some of which are inherently difficult to identify and predict and/or are beyond the Company's control: general and industry-specific economic conditions; the identification and implementation of appropriate cost saving and operational efficiency initiatives; sales and manufacturing cycles from quarter to quarter and within each quarter; serving markets characterized by increasingly rapid technological change and associated changes in market demand and product obsolescence and by price erosion; intense competition; concentration of revenues in the retail industry, and possible decreases in their purchases from the Company in response to any downturn in general economic prospects or conditions to the extent reduced levels of new store openings are not offset by their investment in the Company's systems to improve the efficiency of existing stores; ability to penetrate and expand revenues in new and existing markets; risks associated with foreign sales and operations, including the possible affects of the adoption of the "evro"; timely and efficient enhancement of appropriate product offerings through internal development and acquisition of or investment in new businesses and technologies; dependence on, and freedom from infringement of, technologies and other proprietary rights of or by third parties; government regulation of radio and other products and product health and safety concerns; dependence on sole source, or a limited number of, suppliers; and attracting and retaining qualified employees. In addition to being subject to the foregoing factors and other cautionary statements elsewhere in this Form 10-Q, the Company's conduct of its business and the results and condition thereof are also subject to the possible adverse effects of certain pending litigation and other contingencies discussed in Note 7 to the accompanying consolidated financial statements included in Item 1 above.












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

Year 2000 issues affect both the Company's offerings of computer products and related services to its customers as well as its own operations. The Year 2000 readiness of the Company's operations in turn involves not only its corporate information systems but also computer-based systems used directly in the conduct of its business ("Business Function Systems"), such as hardware and software engineering design tools, manufacturing equipment and customer service and maintenance tracking systems. In addition, the Company could also be affected by the Year 2000 readiness of its customers and of its suppliers of raw materials, components, peripherals, finished products and software and its providers of facilities, equipment and services. The costs of the Company's Year 2000 readiness efforts are being funded from the Company's operating cash flows.

With respect to its products, the Company has identified those that are or will be made Year 2000 ready. Those already- or to-be-made-Year 2000 ready products represent the existing products which management believes will continue to be a significant part of the Company's ongoing product line. Customers may continue to order the Company's other existing products, but with no assurance from the Company as to their Year 2000 readiness or the feasibility or availability of an upgrade path to readiness. All new products are being designed to be Year 2000 ready.

The Company has substantially completed the initial writing of the software/firmware upgrades for the products which are not presently, but are to be made, Year 2000 ready, and has completed a majority of the testing of those upgrades. Subject to negotiated contractual commitments, the Company will make the upgrades available free of charge for products purchased after December 31, 1997, but customers will be responsible for installing the upgrades (or they may retain the Company to do so for a fee). The costs to date of upgrading the Company's products to Year 2000 readiness have not been, and the Company does not expect that the remaining cost of doing so will be, material to the Company's financial position or results of operations.

As further discussed under "FINANCIAL CONDITION - Cash Flows from Investing Activities" below, the Company has purchased and is working with outside contractors to develop and install new corporate-wide information systems. Though the new systems were identified as a strategic business initiative independent of Year 2000 considerations, they are also being designed to make the Company's Information Systems Year 2000 ready. During the second quarter of fiscal 1999, the Company completed the first phase of the new systems installation, encompassing the Company's key financial reporting and the accounting systems. While the new information systems will be dynamic ones permitting ongoing improvements as business needs are identified, the basic remaining operational systems are expected to be substantially completed during the first quarter of fiscal 2000 at a total estimated capital expenditure of approximately $24.6 million and accelerated expenditures for the replacement of computer hardware of $2.4 million. To date, the Company has spent approximately $18.0 million in capital expenditures and $.5 million on computer hardware replacement. Those time and cost targets are management's current best estimates based on presently available information and numerous assumptions. Given the uncertainties and complexities inherent in any new system installation, there can be no assurance that the project will be completed within the expected time and cost parameters.

The Company has engaged an outside consultant to evaluate the Year 2000 readiness of its engineering, manufacturing and customer maintenance and service Business Function Systems. The consultant's findings and recommendations are to be delivered to the Company by January 1, 1999 and will be reviewed and acted upon by the Company team overseeing the study, which includes senior management from each of the affected functional areas. To the extent any Year 2000 issues are identified, remediation options will include re-writing the affected software or replacing the affected hardware or software with hardware or software that is Year 2000 ready. The Company believes that, in general, replacement, Year 2000 ready hardware and software for its Business Function Systems are readily available, making that the most likely means of addressing any remediation needs identified by the consultant. The estimated cost of the study is immaterial but until the results of the consultant's study are received and evaluated by the Company, the timetable and cost (though not expected to be material) for any remediation that may ultimately be required with respect to the Company's Business Function Systems cannot be estimated.

To the extent that the re-writing of affected software is selected as the means for remediating any Year 2000 issues, whether in preparing upgrades to Company products, making Business Function Systems Year 2000 ready or otherwise, given the technical nature of the task of isolating and correcting non-compliant programming and the limited internal resources available, and the increasing demand for available external resources, to perform the work, there can be no assurances as to if, when and at what cost any such software work can be completed.

The Company's own Year 2000 readiness is also affected by the Year 2000 readiness of its customers as well as of its suppliers of raw materials, components, peripherals, finished products and software and its providers of facilities, equipment and services and any failure on their part to achieve readiness in their own operations or with respect to the items they supply or otherwise provide to the Company. Insofar as no single customer has accounted for more than ten percent of the Company's revenues in recent fiscal years, the Company does not anticipate that its operating results will be materially adversely affected by the failure of any particular customer to itself be Year 2000 ready. The volume of Year 2000 inquiries which the Company has received from its customers regarding the Year 2000 readiness of the Company products they use further suggests that the Company's customers are addressing their Year 2000 issues. The Company has made Year 2000 readiness inquiries of the current suppliers to its engineering, manufacturing and service functions and is beginning the process of assessing the responses which are being received. The Company has also made readiness inquires of its providers of facilities and related equipment and services (elevators, HVAC, utilities, etc.) and while still in the process of receiving and assessing the providers' responses, has not to date indentified any significant Year 2000 issues.

There are several possible scenarios which, alone or in aggregate effect, could, depending on the particular circumstances, materially adversely affect Company's business and/or its financial results or conditions. These scenarios could affect the Year 2000 readiness of the Company's own product or service offerings, disrupt its business operations or negatively impact its operating results. The Company could be adversely affected by the failure of one or more of its suppliers of raw materials, components, peripherals, finished products or software or its providers of facilities, equipment and services to achieve Year 2000 readiness in their own operations or with respect to the items they supply or otherwise provide to the Company. If such an event were to, or circumstances indicate that one is likely to, occur, the Company would seek alternative sources of supply (the Company periodically reviews its sourcing options as part of its general operating procedures independent of Year 2000 concerns) or seek to develop or obtain a software upgrade to make the affected item Year 2000 ready. As with all businesses such as the Company engaged in some facet of the computer industry, there is a risk that the Company's customers may, in advance of or after the change in the millennium, experience Year 2000 failures or other difficulties in their use of computer systems comprised of or incorporating products or services furnished by the Company and may commence legal action or other compensation for their resulting losses; such legal actions, even if not ultimately determined adversely to the Company, would likely involve significant defense costs to the Company, particularly where the combination of products and/or services of several different vendors in addition to the Company in the subject customer system presents complex issues for isolating the cause of the Year 2000 problem and determining the vendor responsible for that problem. Disruptions in the economy generally, domestically and/or in foreign countries, resulting from Year 2000 issues could also materially affect the Company. At this time, the Company does not believe that the likelihood of any of the above scenarios occurring can be reliably predicted, or that the nature or extent of their possible adverse effects on the Company, can be reasonably estimated. Though the Company currently does not have formal contingency plans in place to address any particular possible Year 2000 scenario, the Company intends to develop appropriate contingency plans if and when any significant risks relating to its Year 2000 readiness can be more definitely indentified.

RESULTS OF OPERATIONS

Revenues
--------

                                                           Quarter ended September 30,                   Increase
                                                          -----------------------------                  --------
                                                            1998                1997            Dollar          Percentage
                                                            ----                ----            ------          ----------
                                                                          (in thousands)
Net Revenues:
  Product, net                                            $103,133             $ 91,138         $11,995            13.2%
  Customer service, net                                     21,236               19,182           2,054            10.7%
                                                          --------             --------         -------
  Total net revenues                                      $124,369             $110,320         $14,049            12.7%
                                                          ========             ========         =======



                                                         Six Months ended September 30,                  Increase
                                                         ------------------------------                  --------
                                                            1998                1997            Dollar          Percentage
                                                            ----                ----            ------          ----------
                                                                          (in thousands)
Net Revenues:
  Product, net                                            $197,210             $177,829          $19,381           10.9%
  Customer service, net                                     42,206               37,404            4,802           12.8%
                                                          --------             --------         --------
  Total net revenues                                      $239,416             $215,233          $24,183           11.2%
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

The increase in the second quarter fiscal 1999 consolidated product revenues from fiscal 1998 levels was due primarily to a 11.2% increase in PTC unit volume and a .9% increase in the average selling price per PTC unit. The increase in consolidated PTC unit volume was the result of a substantial increase in shipments of PTC 960 units in the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998. This was the result of the Company's continued successful penetration of the retail market.

The increase in the first half of fiscal 1999 consolidated product revenues from fiscal 1998 levels was due primarily to a 8.0% increase in PTC unit volume and a 2.9% increase in the average selling price per PTC unit. The increase in consolidated PTC unit volume was the result of a substantial increase in shipments of PTC 960 units in the first half of fiscal 1999 and the approximately 400% increase in shipments of pen-based units as compared to the first half of fiscal 1998. The Company expects consolidated product revenues for the remainder of fiscal 1999 to increase from fiscal 1998 levels.

The increase in the second quarter and first half of fiscal 1999 consolidated customer service revenues from the fiscal 1998 levels was primarily the result of the continued increase in the installed base of the Company's products. The Company anticipates increased consolidated customer service revenues for the remainder of fiscal 1999.

Revenues from the Company's international operations (including Canada) increased $2.3 million or 7.5% and $3.8 million or 6.2% in the second quarter and first half of fiscal 1999, respectively, as compared to fiscal 1998 levels. This increase was attributable primarily to the increased revenues recorded by the Company's European operations. Changes in foreign exchange rates did not have a material impact on the results of the Company's international operations. The European Economic and Monetary Union and a new currency, the "euro," will begin in Europe on January 1, 1999 as participating countries adopt the euro as their home currency. As the Company operates in certain of these countries, the adoption of the euro may have an impact on its financial results. While the Company's initial assessment is that the adoption of the euro will not have a material adverse affect on the Company, the Company will continue to monitor trends, issues and events related to the adoption of the euro and their potential impact on the Company and its financial results and operations.

Cost of Revenues
----------------

                                                             Quarter ended September 30,                Increase
                                                             ---------------------------                --------
                                                               1998              1997           Dollar         Percentage
                                                               ----              ----           ------         ----------
                                                                          (in thousands)
Cost of Revenues:
  Product                                                     $62,411           $54,276           $8,135         15.0%
  Customer service                                             13,502            12,336            1,166          9.5%
                                                              -------           -------           ------
  Total cost of revenues                                      $75,913           $66,612           $9,301         14.0%
                                                              =======           =======           ======

Cost of product revenues as a
  percentage of product revenues,
  net                                                            60.5%             59.6%

Cost of customer service revenues
  as a percentage of customer
  service revenues, net                                          63.6%             64.3%


                                                           Six Months ended September 30,               Increase
                                                           ------------------------------               --------
                                                               1998              1997           Dollar         Percentage
                                                               ----              ----           ------         ----------
                                                                            (in thousands)

Cost of Revenues:
  Product                                                    $119,722          $106,836          $12,886         12.1%
  Customer service                                             26,327            23,462            2,865         12.2%
                                                             --------          --------           ------
  Total cost of revenues                                     $146,049          $130,298          $15,751         12.1%
                                                             ========          ========          =======

Cost of product revenues as a
  percentage of product revenues,
  net                                                            60.7%             60.1%

Cost of customer service revenues
  as a percentage of customer
  service revenues, net                                          62.4%             62.7%


Consolidated product gross margins decreased to 39.5% in the second quarter of fiscal 1999 from 40.4% in the second quarter of fiscal 1998. Consolidated product gross margins decreased to 39.3% during the first half of fiscal 1999 from 39.9% during the first half of fiscal 1998. These decreases were due primarily to an increase in the average cost per PTC unit, which increased 8.2% and 6.0% during the second quarter and first half of fiscal 1999 from comparable fiscal 1998 averages, and the result of a shift in product mix to large retail customers, which tend to carry lower margins.

At September 30, 1998, consolidated inventory allowance accounts decreased to $11.0 million from $11.5 million at March 31, 1998. As a percentage of consolidated gross inventories, the Company's consolidated inventory allowances decreased to 9.4% at September 30, 1998, from 9.5% at March 31, 1998. The allowance accounts decreased due to the physical scrapping of obsolete materials in excess of amounts provided during the first half of fiscal 1999. Consolidated provisions for excess and obsolete material were $4.1 million for the first half of fiscal 1999. The Company anticipates continuing to provide for inventory obsolescence resulting from technological change.

Operating Expenses
------------------

                                                            Quarter ended September 30,             Increase/(Decrease)
                                                            ---------------------------             -------------------
                                                               1998              1997            Dollar        Percentage
                                                               ----              ----            ------        ----------
                                                                           (in thousands)
Operating Expenses:
  Selling expenses                                            $20,317           $18,677           $1,640           8.8%
  Product development and
    engineering expenses                                        9,261             9,525             (264)        (2.8)%
  General and administrative
    expenses                                                   10,425             9,843              582           5.9%
                                                              -------           -------           ------
Total operating expenses before other operating items         $40,003           $38,045           $1,958           5.1%
                                                              =======           =======           ======
Other operating items:
    Take-over defense costs                                   $ 1,830           $     -           $1,830           N.M.
                                                              -------           -------           ------
Total other operating items                                   $ 1,830           $     -           $1,830           N.M.
                                                              =======           =======           ======

                                                           Six Months ended September 30,         Increase/(Decrease)
                                                           ------------------------------         -------------------
                                                               1998              1997            Dollar       Percentage
                                                               ----              ----            ------       ----------
                                                                           (in thousands)
Operating Expenses:
  Selling expenses                                            $41,678           $36,776           $4,902         13.3%
  Product development and
    engineering expenses                                       18,191            18,651             (460)       (2.5)%
  General and administrative
    expenses                                                   19,862            19,547              315          1.6%
                                                              -------           -------           ------
Total operating expenses before other operating items         $79,731           $74,974           $4,757          6.3%
                                                              =======           =======          =======
  Other operating items:
    Take-over defense costs                                     3,579                 -            3,579          N.M.
    Charge related to transaction with
       business partner                                         1,950                 -            1,950          N.M.
                                                              -------           -------           ------
  Total other operating items                                 $ 5,529           $     -          $ 5,529          N.M.
                                                              =======           =======          =======

Selling expenses as a percentage of total revenues decreased to 16.3% in the second quarter of fiscal 1999 from 16.9% in the second quarter of fiscal 1998. Selling expenses as a percentage of total revenues increased to 17.4% in the first half of fiscal 1999 from 17.1% in the first half of fiscal 1998. Selling expenses as a percentage of total revenues for the second quarter of fiscal 1999 decreased due to the spreading of fixed expenses over a higher revenue base. The increase in consolidated selling expenses for the first half of fiscal 1999 from fiscal 1998 levels was due primarily to investments in personnel and resources to support the revenue growth of the Company and its investment in indirect channel distribution. Due to these investments, the Company expects selling expenses as a percentage of total revenues for the remainder of fiscal 1999 to be slightly higher than the comparable fiscal 1998 levels.

Product development and engineering expenses as a percentage of total revenues decreased to 7.6% in the first half of fiscal 1999 from 8.7% in the first half of fiscal 1998. This decrease primarily resulted from the absence of amortization related to the acquisition of, and of research and development expenditures related to, a technical subsidiary disposed of in fiscal 1998, and cost reductions related to consolidation and relocation of certain of the Company's engineering and product development operations from Akron, Ohio to Houston, Texas. These decreases were partially offset by increased engineering and development expenses for new pen-based product introductions. The Company expects product development and engineering expenses, as a percentage of total revenues, for the remainder of fiscal 1999 to be below the corresponding fiscal 1998 levels.

During the first half of fiscal 1999, the Company capitalized internal software development costs in accordance with the requirements of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" aggregating $2.7 million, offset by amortization of $3.7 million. The Company anticipates the dollar amount of internal software development cost capitalized during the remainder of fiscal 1999 to remain generally consistent with the fiscal 1998 level.

General and administrative expenses as a percentage of total revenues decreased to 8.3% in the first half of fiscal 1999 from 9.1% in the first half of fiscal 1998, while general and administrative expenses increased slightly in dollar terms. General and administrative expenses as a percentage of total revenues for the first half of fiscal 1999 decreased due the spreading of fixed expenses over a higher revenue base. The dollar increase in general and administrative expenses was primarily due to increased costs related to the Company's installation of its new corporate-wide information systems. These increases were partially offset by a decrease in expenses due to the absence of certain international operations which were curtailed during fiscal 1998.

During the second quarter and first half of fiscal 1999 the Company recorded $1.8 and $3.6 million, respectively, related to costs incurred in response to an unsolicited takeover proposal by Symbol Technologies, Inc. ("Symbol") in the first quarter and to a proxy contest initiated by a stockholder of the Company late in the first quarter which was settled during the second quarter. In the proxy contest, the stockholders, citing the Company's rejection of the Symbol proposal, proposed to present six proposals to reform the Company's corporate governance structure, particularly as it relates to takeover proposals such as Symbol's, and to nominate a director at the Company's 1998 annual meeting of stockholders held September 15, 1998. The Terms of the proxy contest settlement included an agreement kept by the Company that, from September 1, 1998, to May 31, 1999, it will take all actions necessary to declare its shareholder rights plan inapplicable to any fully financed, all-cash tender offer that, among other things, ensures holders of the Company's common stock a price per share that is in excess of $40 or 140% of the average closing price per share of the Company's common stock during a specified period ending before the announcement of the tender offer.

During the first quarter of fiscal 1999, the Company entered into a series of transactions with a business partner. The Company repurchased the voting common shares of its Metanetics subsidiary ("Metanetics"), a development stage subsidiary that develops image processing technology for $1,950. The Company has assessed the additional expenditure of cash for the increased investment in such subsidiary because of in-process product development and the historical financial losses and future funding requirements for its operations. As a result of this assessment, a pre-tax loss of $1,950 was recorded in the accompanying consolidated statement of operations. Simultaneously, the business partner agreed to pay amounts due of $1,850 for previously purchased manufacturing rights and software licenses. Additionally, the Companies mutually agreed to terminate such agreements and released each other from any future liability related to the original agreements. Giving effect to the repurchase of 400,000 shares of the subsidiary at $4.875 per share, the Company's interest in the voting common stock of such subsidiary was 60% at June 30, 1998.


Other Non-Operating Income (Expense), net
-----------------------------------------

                                                              Quarter ended September 30,                Decrease
                                                              ---------------------------                --------
                                                                1998              1997            Dollar        Percentage
                                                                ----              ----            ------        ----------
                                                                          (in thousands)
Non-Operating Income (Expense):
     Gain on sale of subsidiary stock                          $    -             $   -            $   -           N.M.
     Other non-operating (expense)                                  -                (7)               7           N.M.
                                                               ------             -----            -----
Total non-operating income (expense), net                      $    -             $  (7)           $   7           N.M
                                                               ======             =====            =====


                                                             Six Months ended September 30,              Increase
                                                             ------------------------------              --------
                                                               1998              1997            Dollar        Percentage
                                                               ----              ----            ------        ----------
                                                                            (in thousands)
Non-Operating Income (Expense):
     Gain on sale of subsidiary stock                           $ 340             $   -            $ 340            N.M.
     Other non-operating income (expense)                         120              (165)             285          172.7%
                                                                -----             -----            -----
Total non-operating income (expense), net                       $ 460             $(165)           $ 625          378.8%
                                                                =====             =====            =====


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


Income Taxes
------------

                                                           Quarter ended September 30,                  (Decrease)
                                                           ---------------------------                  ----------
                                                            1998                 1997            Dollar        Percentage
                                                            ----                 ----            ------        ----------
                                                                           (in thousands)
Income Taxes:
  Provision for income taxes                               $1,672                $1,877            $(205)         (10.9)%

                                                         Six Months ended September 30,                 (Decrease)
                                                         ------------------------------                 ----------
                                                            1998                 1997            Dollar        Percentage
                                                            ----                 ----            ------        ----------
                                                                            (in thousands)
Income Taxes:
  Provision for income taxes                               $1,837                $3,129          $(1,292)         (41.3)%


The Company's consolidated effective tax rate was 40.1% in the first half of fiscal 1999 and 44.0% in the first half of fiscal 1998. The consolidated effective income tax rate for the first half of fiscal 1999 reflects income before taxes multiplied by the United States federal statutory tax rate. The tax rate was increased by nondeductible goodwill amortization, international tax rate differentials and unutilized subsidiary net operating loss benefits. The effective income tax rate was decreased as a result of the utilization of research and development credits earned in prior periods and the favorable tax treatment of the Company's foreign sales corporation.

The consolidated effective income tax rate for the first half of fiscal 1998 reflects, income before taxes multiplied by the United States federal statutory tax rate, increased by nondeductible goodwill amortization, international tax rate differentials and subsidiaries' net operating loss benefits not currently utilized. The consolidated effective tax rate was decreased by the favorable tax treatment of the Company's foreign sales corporation.


FINANCIAL CONDITION

Liquidity
---------

                                                                                                           Dollar
                                                                      September 30,       March 31,       Increase
                                                                          1998              1998         (Decrease)
                                                                          ----              ----         ----------
                                                                               (in thousands except ratios)

Cash and cash equivalents                                                $ 37,586          $ 27,500         $ 10,086
Accounts and notes receivable                                             133,110           148,688          (15,578)
Inventories                                                               104,336           108,178           (3,842)
Other                                                                      14,337            11,307            3,030
                                                                         --------          --------         --------
Total current assets                                                     $289,369          $295,673         $ (6,304)
                                                                         ========          ========         ========

Notes payable                                                            $ 17,580          $  3,000         $ 14,580
Accounts payable                                                           50,726            58,634           (7,908)
Income taxes payable                                                        2,623             3,390             (767)
Accrued liabilities                                                        39,720            41,034           (1,314)
Other                                                                         855               968             (113)
                                                                         --------          --------       -----------
Total current liabilities                                                $111,504          $107,026         $  4,478
                                                                         ========          ========         ========
Working capital (current assets
  less current liabilities)                                              $177,865          $188,647        $ (10,782)
                                                                         ========          ========        =========
Current ratio (current assets divided
  by current liabilities)                                                2.6 to 1          2.8 to 1

As illustrated in the preceding table, the decrease in the Company's consolidated working capital at September 30, 1998, from March 31, 1998, was due primarily to the decreases in accounts and notes receivable and inventories and increased borrowing of notes payable. These decreases to working capital were offset by increases in working capital as a result of increases in cash and cash equivalents, and decreases in accounts payable and accrued liabilities. The increase in cash was the result of increased borrowing on notes payable offset by payments to vendors. The increase in notes payable reflect increased borrowings from the Company's revolving credit facilities due to the timing of cash collections within the quarter. Consolidated days sales outstanding ("DSO") decreased to 82 days at September 30, 1998, from 85 days at March 31, 1998. The decrease in inventory was the result of decreased manufacturing inventories partially offset by increased investments in customer service inventories in order to support the Company's expanded product base. Consolidated inventory turns decreased to 2.3 at September 30, 1998, from 2.4 at March 31, 1998.

The Company had $17.6 million outstanding under its bank credit agreements at September 30, 1998, and was in compliance with all restrictive covenants contained in those agreements.

The Company believes its existing resources, including available cash and cash equivalents, internally generated funds and bank credit facilities ($100 million credit agreement and $20 million promissory note) will be sufficient to meet working capital requirements for the next twelve months.

Cash Flows from Operating Activities
------------------------------------

                                                                                                           Dollar
                                                                                                          Increase
                                                                                                         (Decrease)
                                                                     Six Months ended September 30,          in
                                                                     ------------------------------       Cash Flow
                                                                           1998            1997            Impact
                                                                           ----            ----            ------
                                                                                      (in thousands)
  Net income                                                              $ 2,744          $  3,982          $(1,238)
  Depreciation and amortization                                            12,534            12,183              351
  Provision for inventory obsolescence                                      4,086             3,548              538
  Deferred income taxes                                                         3               172             (169)
  Accounts and notes receivable                                             8,989             7,597            1,392
  Inventories                                                                (280)           (7,032)           6,752
  Prepaid expenses and other                                               (2,318)           (2,231)             (87)
  Accounts payable and accrued liabilities                                 (9,381)          (21,341)          11,960
  Other                                                                     1,351              (946)           2,297
                                                                          -------          --------         --------
Net cash provided by (used in) operating activities                       $17,728          $ (4,068)         $21,796
                                                                          =======          ========          =======

As detailed in the preceding table, the increase in the net cash provided by the Company's consolidated operating activities for the first half of fiscal 1999 as compared to the first half of fiscal 1998 was the result of the positive cash flow impacts resulting from the decrease in inventories and the increase in accounts payable and accrued liabilities. The consolidated inventories have not grown at the same pace with revenue growth due to improved inventory management and use of outside processors for certain manufacturing functions. Accounts payable and accrued liabilities have not decreased as in the prior year due to improved cash and vendor management.

Cash Flows from Investing Activities
------------------------------------

                                                                                                            Dollar
                                                                                                           Decrease
                                                                     Six Months ended September 30,           in
                                                                     ------------------------------        Cash Flow
                                                                           1998            1997             Impact
                                                                           ----            ----             ------
                                                                                      (in thousands)

  Additions to property and equipment                                   $ (18,848)         $(12,212)         $(6,636)
  Software and other investments                                           (2,939)           (2,279)            (660)
  Proceeds from sale of assets                                                  -               866             (866)
  Other                                                                      (608)             (140)            (468)
                                                                         --------           -------          -------
Net cash used in investing activities                                    $(22,395)         $(13,765)         $(8,630)
                                                                         ========          ========          =======

As detailed in the preceding table, the increase in the amount of cash used in the Company's consolidated investing activities in the first half of fiscal 1999 from the first half of fiscal 1998 was due primarily to increased investments in property and equipment, primarily the capitalization of $5.6 million of expenditures relating to the installation of new corporate-wide information systems. As of September 30, 1998, the Company has capitalized $18.0 million of the total estimated capital expenditures of approximately $24.6 million for the new systems. The Company anticipates additional capitalization of costs associated with the new corporate-wide information systems during the remainder of fiscal 1999.

Cash Flows from Financing Activities
------------------------------------

                                                                                                            Dollar
                                                                                                           Increase
                                                                                                          (Decrease)
                                                                     Six Months ended September 30,           in
                                                                     ------------------------------        Cash Flow
                                                                           1998            1997             Impact
                                                                           ----            ----             ------
                                                                                      (in thousands)
  Notes payable, net                                                      $14,580           $   (50)         $14,630
  Purchase of treasury stock                                                 (488)           (3,256)           2,768
  Proceeds from exercise of stock options                                   1,222             4,863           (3,641)
  Other                                                                      (343)             (318)             (25)
                                                                          -------           -------          -------
Net cash provided by financing activities                                 $14,971          $  1,239          $13,732
                                                                          =======          ========          =======

As detailed in the preceding table, the increase in the Company's net cash provided by financing activities for the first half of fiscal 1999 from the first half of fiscal 1998 was due primarily to the increase in the level of borrowings from the Company's revolving credit facilities during the first half of fiscal 1999 and the reduction in the fiscal 1999 period of the cash flow impact of the repurchase of treasury stock during the first quarter of fiscal 1998, partially offset by the decrease in the cash flow impact of the proceeds from the exercise of stock options due to the decrease in the market price of the Company's common stock.


Other Transactions

During the first quarter of fiscal 1999, $311 in aggregate principal amount of the Company's 7-1/2% Convertible Subordinated Debentures were surrendered for conversion into 11,621 shares of the Company's common stock. The surrendered Convertible Subordinated Debentures have been cancelled effective as of their conversion into common stock.

During the second quarter of fiscal 1999, the Company repurchased 24,500 shares of its common stock, at a weighted average price of $19.91 per share, pursuant to its open market repurchase program.

During the first half of fiscal 1999, the Company re-issued 53,349 shares of treasury stock, at a weighted average cost of $14.87, to satisfy stock options exercised under the Company's stock option plans.

During the first half of fiscal 1999, the Company re-issued 23,775 shares of treasury stock, at a weighted average cost of $14.88, to satisfy purchases made by employees through the Telxon Corporation 1995 Employee Stock Purchase Plan.

During the second quarter of fiscal 1999, the Company extended to August 3, 1999, the $20.0 million in bank credit which it maintains under its business purpose revolving promissory note in addition to its ongoing $100.0 million credit agreement.


Subsequent Events

Subsequent to September 30, 1998, the Company re-issued 25,419 shares of treasury stock to satisfy stock options exercised under the Company's stock option plans.

Subsequent to September 30, 1998, the Company repurchased 38,800 shares of its common stock pursuant to its open market repurchase program.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 7 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q for a discussion of the material pending legal proceedings to which the Company is a party, which footnote discussion is incorporated in this Part II by this reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a) The Company held its Annual Meeting of Stockholders on September 15, 1998 (the "Annual Meeting").

                  (b) The sole matter voted upon by the Company's stockholders at the Annual Meeting was the election of two directors of the class to hold office until the 2001 annual meeting of stockholders. Richard J. Bogomolny and John H. Cribb were nominated by the Board of Directors for re-election to serve as the directors of such class, and they were elected by the Company's stockholders at the Annual Meeting. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are Frank E. Brick, Robert A. Goodman, Dr. Raj Reddy and Norton W. Rose.

                  (c) The following votes were cast for each director nominee:

                           For the election of Richard J. Bogomolny --
                                    Votes for:           13,131,606
                                    Votes withheld:         519,402; and

                           For the election of John H. Cribb --
                                    Votes for:           13,131,321
                                    Votes withheld:         519,687

                  (d) Proxy soliciting materials regarding the settlement made by the Company prior to the Annual Meeting terminating a proxy solicitation commenced by a stockholder of the Company with respect to the Annual Meeting have previously been furnished by the Company to its stockholders.

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

                                    10.1.3  1990 Stock Option Plan for Non-
                                            Employee Directors of Registrant,
                                            as amended, filed herewith.

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

                                            10.1.4.a Description of amendments
                                                     extending the term of the
                                                     Agreement included as
                                                     Exhibit 10.1.4 above, filed
                                                     herewith.

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

                                    10.2.2   Lease Agreement between The
                                             Woodlands Commercial Properties
                                             Company, L.P. and Registrant, made
                                             and entered into as of January 16,
                                             1998, including Rider No. 1
                                             thereto, for premises at 8302 New
                                             Trails Drive, The Woodlands, Texas,
                                             incorporated herein by reference to
                                             Exhibit 10.2.2 to Registrant's Form
                                             10-K for the year ended March 31,
                                             1998.

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

                                    10.2.3.e Sixth Addendum, dated as of March,
                                             1998, to the Lease included as
                                             Exhibit 10.2.3 above, filed
                                             herewith.

                                    10.2.3.f Seventh Addendum, dated as of July
                                             20, 1998, to the Lease included as
                                             Exhibit 10.2.3 above, filed
                                             herewith.

                                    10.2.3.g Eighth Addendum, dated as of
                                             September 8, 1998, to the Lease
                                             included as Exhibit 10.2.3 above,
                                             filed herewith.

                                    10.2.4   Lease Contract between Desarrollos
\                                             Inmobiliarios Paso del Norte, S.A.
                                             de C.V. and Productos y Servicios
                                             de Telxon, S.A. de C.V., a
                                             subsidiary of Registrant, for in
                                             Ciudad Juarez, Chihuahua, Mexico,
                                             made and entered into as of April
                                             10, 1997, incorporated herein by
                                             reference to Exhibit 10.2.4 to
                                             Registrant's Form 10-K for the year
                                             ended March 31, 1998.

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

                            27. Financial Data Schedule as of September 30,
                                1998, filed herewith.

                  (b)       Reports on Form 8-K

                            During the second quarter of fiscal 1999 to which this Form 10-Q relates, the Registrant filed the following Current Reports on Form 8-K: (i) Current Report dated July 20, 1998, attaching the Registrant's press release of that date which announced its financial results for the first quarter of fiscal 1999 (the press release, as incorporated into the Form 8-K, includes consolidated balance sheets for the Registrant for June 30, 1998 (unaudited), and March 31, 1998, and condensed consolidated statements of operations for the three-month periods (unaudited) ended June 30, 1998 and 1997); and (ii) Current Report dated August 26, 1998, reporting the Registrant's settlement with one of its stockholders over his proposals and director nomination to have been presented at the Registrant's September 15, 1998 annual meeting of stockholders.

                            Subsequent to the end of the first quarter of fiscal 1999, the Company filed a Current Report on Form 8-K dated October 20, 1998, attaching the Registrant's press release of that date which announced its financial results for the second quarter of fiscal 1999, and the six month period, ended September 30, 1998 (the press release, as incorporated in the Form 8-K, includes consolidated balance sheets for the Registrant for September 30, 1998 (unaudited), and March 31, 1998, and condensed consolidated statements of operations for the quarterly and six-month periods (unaudited) ended September 30, 1998 and 1997).

                               TELXON CORPORATION

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 16, 1998


                                         TELXON CORPORATION
                                         (Registrant)


                                          /s/  Kenneth W. Haver
                                         ----------------------------
                                         Kenneth W. Haver, Senior
                                         Vice President and Chief
                                         Financial Officer

                               TELXON CORPORATION

                                   EXHIBITS TO

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

**                                              10.1.4.a Description of amendments extending the term of the Agreement included as Exhibit 10.1.4 above, filed herewith.

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
                                             Registrant, made and entered into as of January 16, 1998, including Rider No.
                                             1 thereto, for premises at 8302 New Trails Drive, The Woodlands, Texas, incorporated herein by reference to Exhibit 10.2.2 to Registrant's Form 10-K for the year ended March 31, 1998.


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

 **                                 10.2.3.e Sixth Addendum, dated as of March, 1998, to the Lease included as Exhibit
                                             10.2.3 above, filed herewith.

 **                                 10.2.3.f Seventh Addendum, dated as of July 20, 1998, to the Lease included as Exhibit
                                             10.2.3 above, filed herewith.

 **                                 10.2.3.g Eighth Addendum, dated as of September 8, 1998, to the Lease included as
                                             Exhibit 10.2.3 above, filed herewith.

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

*                                10.14.3  Registration Rights Agreement by and among Aironet Wireless Communications, Inc.
                                          and certain of its security holders, including Registrant and the investors party to the Subscription Agreement included as Exhibit 10.14 above, entered into as of March 31, 1998 in connection with the transactions under the
                                          Subscription Agreement, incorporated herein by reference to Exhibit 10.14.3 to
                                          Registrant's Form 10-K for the year ended March 31, 1998.

**                         27.  Financial Data Schedule as of September 30, 1998, filed herewith.


*        Previously filed

**       Filed herewith