Form 10-Q
period 1998-12-31
TELXON CORP
filed 1999-02-16
CIK 352495

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998*

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

                                 (330) 664-1000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]. No [ ].

At December 31, 1998, there were 16,126,382 outstanding shares of the Registrant's $.01 par value Common Stock.

                              --------------------

* Insofar as the Registrant is filing a Form 12b-25 with respect to the unavailability of the Registrant's financial statements for the period covered by this Quarterly Report on Form 10-Q as of the due date therefor, this filing omits all disclosures responsive to Item 1 of Part I and, except for the portion relating to Year 2000 issues (which portion is included herein), the disclosures responsive to Item 2 of Part II as well as the associated Financial Data Schedule.

                               TELXON CORPORATION
      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (i)

                                                                                 Page No.
                                                                                 --------

PART I. FINANCIAL INFORMATION:
         Item 1: Consolidated Financial Statements                             [omitted (ii)]

         Item 2: Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                3 (ii)

PART II. OTHER INFORMATION:

         Item 1: Legal Proceedings                                                    6
         Item 6: Exhibits and Reports on Form 8-K                                  7-17


------------------------------

(i) All Items of Form 10-Q other than those listed in this index have been omitted as inapplicable.

(ii) Insofar as the Registrant is filing a Form 12b-25 with respect to the unavailability of the Registrant's financial statements for the period covered by this Quarterly Report on Form 10-Q as of the due date therefor, this filing omits all disclosures responsive to Item 1 of Part I and, except for the portion relating to Year 2000 issues (which portion is included herein), the disclosures responsive to Item 2 of Part II.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

READINESS FOR THE YEAR 2000

THE INFORMATION SET FORTH UNDER THIS CAPTION IS HEREBY DESIGNATED TO BE A "YEAR 2000 READINESS DISCLOSURE" UNDER THE YEAR 2000 INFORMATION READINESS DISCLOSURE ACT (THE "YEAR 2000 ACT"), PUBLIC LAW 105-271, AND THE STATEMENTS BELOW AND THE REGISTRANT, AS THE MAKER THEREOF, SHALL BE ENTITLED TO THE PROTECTIONS PROVIDED BY THE YEAR 2000 ACT.

THE FOLLOWING DISCUSSION, INSOFAR AS IT CONSISTS OF STATEMENTS REGARDING CERTAIN TRENDS OR OF OTHER FORWARD-LOOKING INFORMATION CONCERNING THE COMPANY'S READINESS FOR THE YEAR 2000, IS ALSO INTENDED TO QUALIFY FOR THE PROTECTIONS AFFORDED "FORWARD-LOOKING STATEMENTS" UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, PUBLIC LAW 104-67. THE FORWARD-LOOKING STATEMENTS MADE HEREIN AND ELSEWHERE IN THIS FORM 10-Q ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. CERTAIN OF THE RISKS AND OTHER IMPORTANT FACTORS WHICH MAY AFFECT THE COMPANY'S READINESS FOR THE YEAR 2000 ARE DESCRIBED IN THE DISCUSSION BELOW. THAT DISCUSSION OF THOSE RISKS AND OTHER FACTORS SHOULD BE READ IN CONJUNCTION WITH THE MORE COMPLETE DISCUSSION OF THOSE AND OTHER RISKS AND IMPORTANT FACTORS AFFECTING THE BUSINESS, OPERATING RESULTS AND CONDITION OF THE COMPANY UNDER "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - FACTORS THAT MAY AFFECT FUTURE RESULTS", AND OTHER CAUTIONARY STATEMENTS APPEARING UNDER "ITEM 1. BUSINESS" AND ELSEWHERE, IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K, AS AMENDED BY AMENDMENTS NO. 1 AND NO. 2 ON FORM 10-K/A, FOR THE FISCAL YEAR ENDED MARCH 31, 1998.

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

The Company has completed the software/firmware upgrades for its products which were identified to be made Year 2000 ready, subject to completion of debugging activities. Subject to negotiated contractual commitments, the Company will make the upgrades available free of charge for products purchased after December 31, 1997 which were ordered with the latest software version as of the order date; an upgrade fee will be charged customers who requested an older software version when they ordered the equipment. Customers will be responsible for installing the upgrades, or they may retain the Company to do so for a fee. The costs to date of upgrading the Company's products to Year 2000 readiness have not been, and the Company does not expect that the remaining cost of doing so will be, material to the Company's financial position or results of operations.

The Company has purchased and is working with outside contractors to develop and install new corporate-wide information systems. Though the new systems were identified as a strategic business initiative independent of Year 2000 considerations, they are also being designed to make the Company's Information Systems Year 2000 ready. To date, the Company has installed the following phases of the new system: key financial reporting; accounting; and services help desk and contract billing. While the new information systems will be dynamic ones permitting ongoing improvements as business needs are identified, the basic operational systems remaining to be installed are the engineering product data management, order entry, manufacturing and accounts receivable systems. These complex systems, comprising a substantial portion of the overall new systems installation, are expected to be substantially completed during the first quarter of fiscal 2000.

The total capital expenditure for the new systems installation, including the addition of interfaces for "bolt-on" enhancements, is presently estimated to be approximately $28.0 million, together with accelerated expenditures for the replacement of computer hardware which are anticipated to be approximately $2.4 million. As of December 31, 1998, the Company had spent approximately $22.6 million in capital expenditures and $.5 million on computer hardware replacement. Those time and cost targets are management's current best estimates based on presently available information and numerous assumptions. Given the uncertainties and complexities inherent in any new system installation, there can be no assurance that the project will be completed within the expected time and cost parameters.

In addition to the above capitalized expenditures, the Company has incurred approximately $2.9 million of non-capitalizable expenses as of December 31, 1998 related to the new systems installation. These non-capitalizable expenses exclude the one-time, after-tax charge of $1.2 million recorded during fiscal 1998 as a change in accounting principle in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force consensus ruling "Accounting for Costs Incurred in Connection with a Consulting Contract of an Internal Project That Combines Business Process Reengineering and Information Technology Transformation". The Company estimates that it may incur an additional $1.4 million in non-capitalizable expenses in connection with the completion of the initial installation of the new systems.

The Company has engaged an outside consultant to evaluate the Year 2000 readiness of its engineering, manufacturing and customer maintenance and service Business Function Systems. The consultant's findings and recommendations were received by the Company February 8, 1999 and are being reviewed and will be acted upon by the Company team overseeing the study, which includes senior management from each of the affected functional areas. To the extent any Year 2000 issues are identified, remediation options will include re-writing the affected software or replacing the affected hardware or software with hardware or software that is Year 2000 ready. The Company believes that, in general, replacement, Year 2000 ready hardware and software for its Business Function Systems are readily available, making that the most likely means of addressing any remediation needs identified by the consultant. The estimated cost of the study is immaterial but until the results of the consultant's study are received and evaluated by the Company, the timetable and cost (though not expected to be material) for any remediation that may ultimately be required with respect to the Company's Business Function Systems cannot be estimated.

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

The Company's own Year 2000 readiness is also affected by the Year 2000 readiness of its customers as well as of its suppliers of raw materials, components, peripherals, finished products and software and its providers of facilities, equipment and services and any failure on their part to achieve readiness in their own operations or with respect to the items they supply or otherwise provide to the Company. Insofar as no single customer has accounted for more than ten percent of the Company's revenues in recent fiscal years, the Company does not anticipate that its operating results will be materially adversely affected by the failure of any particular customer to itself be Year 2000 ready. The volume of Year 2000 inquiries which the Company has received from its customers regarding the Year 2000 readiness of the Company products they use further suggests that the Company's customers are addressing their Year 2000 issues. The Company has made Year 2000 readiness inquiries of the current suppliers to its engineering, manufacturing and service functions and is in the initial stages of assessing the responses which are being received. The Company has also made readiness inquires of its providers of facilities and related equipment and services (elevators, HVAC, utilities, etc.) and while still in the process of receiving and assessing the providers' responses, has not to date identified any significant Year 2000 issues.

There are several possible scenarios which, alone or in aggregate effect, could, depending on the particular circumstances, materially adversely affect Company's business and/or its financial results or conditions. These scenarios could affect the Year 2000 readiness of the Company's own product or service offerings, disrupt its business operations or negatively impact its operating results. The Company could be adversely affected by the failure of one or more of its suppliers of raw materials, components, peripherals, finished products or software or its providers of facilities, equipment and services to achieve Year 2000 readiness in their own operations or with respect to the items they supply or otherwise provide to the Company. If such an event were to, or circumstances indicate that one is likely to, occur, the Company would seek alternative sources of supply (the Company periodically reviews its sourcing options as part of its general operating procedures independent of Year 2000 concerns) or seek to develop or obtain a software upgrade to make the affected item Year 2000 ready. As with all businesses such as the Company engaged in some facet of the computer industry, there is a risk that the Company's customers may, in advance of or after the change in the millennium, experience Year 2000 failures or other difficulties in their use of computer systems comprised of or incorporating products or services furnished by the Company and may commence legal action or other compensation for their resulting losses; such legal actions, even if not ultimately determined adversely to the Company, would likely involve significant defense costs to the Company, particularly where the combination of products and/or services of several different vendors in addition to the Company in the subject customer system presents complex issues for isolating the cause of the Year 2000 problem and determining the vendor responsible for that problem. Disruptions in the economy generally, domestically and/or in foreign countries, resulting from Year 2000 issues could also materially affect the Company. At this time, the Company does not believe that the likelihood of any of the above scenarios occurring can be reliably predicted, or that the nature or extent of their possible adverse effects on the Company, can be reasonably estimated. Though the Company currently does not have formal contingency plans in place to address any particular possible Year 2000 scenario, the Company intends to develop appropriate contingency plans if and when any significant risks relating to its Year 2000 readiness can be more definitely identified.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

The defendants believe that the post-intervention claims lack merit, and they intend to continue vigorously defending this action. While the ultimate outcome of this action cannot presently be determined, the Company does not anticipate that this matter will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows and accordingly has not made provisions for any loss or related insurance recovery in its financial statements.

On February 17, 1998, a complaint was filed against the Company in the District Court of Harris County, Texas, by Southwest Business Properties, the landlord of the Company's former Wynnwood Lane facility in Houston, Texas. The complaint alleges counts for breach of contract and temporary and permanent injunctive relief, all related to alleged environmental contamination at the Wynnwood property, and seeks specific performance, unspecified monetary damages for all injuries suffered by plaintiff, payment of pre-judgement interest, attorneys' fees and costs and other unspecified relief. In its Answer, Telxon denied plaintiff's allegations. No hearing has been had on, or is currently scheduled for, plaintiff's claim for temporary injunctive relief. The trial previously scheduled for March 8, 1999 has been reset to commence on a day during the Court's two week docket beginning October 25, 1999, with the specific trial date to be set by the Court at that time. If the Company were ultimately to become responsible for the alleged contamination, the associated loss could have a material adverse effect on results of operations for one or more quarters in which the associated charge(s) would be taken. Telxon believes that these claims lack merit, and it intends to vigorously defend this action.

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

In December 1998 and January and February 1999, a total of 26 class actions were filed in the United States District Court, Northern District of Ohio, by certain alleged stockholders of the Company on behalf of themselves and purported classes consisting of Telxon stockholders, other than the defendants and their affiliates, who purchased stock during the period May 8, 1998 and January 27, 1999 or various portions thereof. The named defendants are the Company, President and Chief Executive Officer Frank E. Brick, and Senior Vice President and Chief Financial Officer Kenneth W. Haver. On February 9, 1999, the plaintiffs filed a Motion to Consolidate all of the actions. The complaints allege claims for "fraud on the market" arising from alleged misrepresentations and omissions with respect to the Company's financial performance and prospects and an alleged GAAP violation by improperly recognizing revenues. Each complaint seeks certification of its purported class, unspecified compensatory damages, interest, attorneys' fees and costs. The defendants believe that these claims lack merit and they intend to vigorously defend these actions. Defendants anticipate filing a Motion to Dismiss.

By letter dated December 18, 1998, the Staff of the Division of Enforcement of the Securities and Exchange Commission advised the Company that it was conducting a preliminary, informal inquiry into trading of the securities of the Company at or about the time of the Company's December 11, 1998 press release announcing that the Company would be restating the revenues for its second fiscal quarter ended September 30, 1998. In cooperation with the informal inquiry, the Company has voluntarily provided certain responsive information to the Staff. On January 20, 1999, the Commission issued a formal Order Directing Private Investigation And Designating Officers To Take Testimony with respect to the referenced trading and specified accounting matters, pursuant to which a subpoena duces tecum was served on the Company on February 11, 1999 requiring the production of specified documents. The Company intends to continue cooperating fully with the Staff.

In the event that any of the foregoing litigation ultimately results in a money judgment against the Company or is otherwise determined adversely to the Company by a court of competent jurisdiction, such adverse determination may adversely affect the Company's conduct of its business and the results and condition thereof.

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

                               10.1.3      1990 Stock Option Plan for
                                           Non-Employee Directors of Registrant,
                                           as amended, incorporated herein by
                                           reference to Exhibit 10.1.3 to
                                           Registrant's Form 10-Q for the
                                           quarter ended September 30, 1998.

                               10.1.4 Non-Qualified Stock Option Agreement between Registrant and Raj Reddy, dated as of October 17, 1988, incorporated herein by reference to
                                           Exhibit 10.1.6 to Registrant's Form
                                           10-K for the year ended March 31,
                                           1994.

                                           10.1.4.a        Description of
                                                           amendments extending
                                                           the term of the
                                                           Agreement included as
                                                           Exhibit 10.1.4 above,
                                                           incorporated herein
                                                           by reference to
                                                           Exhibit 10.1.4.a to
                                                           Registrant's Form
                                                           10-Q for the quarter
                                                           ended September 30,
                                                           1998.

                               10.1.5      1992 Restricted Stock Plan of
                                           Registrant, as amended, filed
                                           herewith.

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

                               10.1.12     Amended and Restated Employment
                                           Agreement between Registrant and
                                           David W. Porter, effective as of
                                           April 1, 1997, incorporated herein by
                                           reference to Exhibit 10.1.13 to
                                           Registrant's Form 10-K for the year
                                           ended March 31, 1998.

                               10.1.13     Amended and Restated Employment
                                           Agreement between Registrant and
                                           Danny R. Wipff, effective as of April
                                           1, 1997, incorporated herein by
                                           reference to Exhibit 10.1.14 to
                                           Registrant's Form 10-K for the year
                                           ended March 31, 1998.

                               10.1.14 Description of Key Employee Retention Program, incorporated herein by reference to Exhibit 10.1.15 to Registrant's Form 10-K for the year ended March 31, 1998.

                                           10.1.14.a       Form of letter
                                                           agreement made with
                                                           key employees
                                                           selected under the
                                                           retention program
                                                           described in Exhibit
                                                           10.1.15 above,
                                                           incorporated herein
                                                           by reference to
                                                           Exhibit 10.1.15.a to
                                                           Registrant's Form
                                                           10-K for the year
                                                           ended March 31, 1998.

                               10.1.15 Letter agreement of Registrant with Robert A. Goodman, dated as of December 29, 1997 and executed and delivered January 20, 1998, for continued consulting services following certain changes in his law practice, incorporated herein by reference to Exhibit 10.1.17 to Registrant's Form 10-K for the year ended March 31, 1998.

                     10.2      Material Leases of Registrant.

                               10.2.1 Lease between Registrant and 3330 W. Market Properties, dated as of December 30, 1986, for premises at 3330 West Market Street, Akron, Ohio, incorporated herein by reference to Exhibit 10.2.1 to Registrant's Form 10-K for the year ended
                                           March 31, 1994.

                               10.2.2 Lease Agreement between The Woodlands Commercial Properties Company, L.P. and Registrant, made and entered into as of January 16, 1998, including Rider No. 1 thereto, for premises at 8302 New Trails Drive, The Woodlands, Texas, incorporated herein by reference to Exhibit 10.2.2 to Registrant's Form 10-K for the year ended March 31, 1998.

                               10.2.3 Standard Office Lease (Modified Net Lease) between Registrant and John D. Dellagnese III, dated as of July 19, 1995, for premises at 3875 Embassy Parkway, Bath, Ohio, including an Addendum thereto, incorporated herein by reference to Exhibit 10.2.4 to Registrant's Form 10-K for the year ended March 31, 1996.

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

                                           10.2.3.e        Sixth Addendum, dated
                                                           as of March, 1998, to
                                                           the Lease included as
                                                           Exhibit 10.2.3 above,
                                                           incorporated herein
                                                           by reference to
                                                           Exhibit 10.2.3.e to
                                                           Registrant's Form
                                                           10-Q for the quarter
                                                           ended September 30,
                                                           1998.

                                           10.2.3.f        Seventh Addendum,
                                                           dated as of July 20,
                                                           1998, to the Lease
                                                           included as Exhibit
                                                           10.2.3 above,
                                                           incorporated herein
                                                           by reference to
                                                           Exhibit 10.2.3.f to
                                                           Registrant's Form
                                                           10-Q for the quarter
                                                           ended September 30,
                                                           1998.

                                           10.2.3.g        Eighth Addendum,
                                                           dated as of September
                                                           8, 1998, to the Lease
                                                           included as Exhibit
                                                           10.2.3 above,
                                                           incorporated herein
                                                           by reference to
                                                           Exhibit 10.2.3.g to
                                                           Registrant's Form
                                                           10-Q for the quarter
                                                           ended September 30,
                                                           1998.

                               10.2.4 Lease Contract between Desarrollos \ Inmobiliarios Paso del Norte, S.A. de C.V. and Productos y Servicios de Telxon, S.A. de C.V., a subsidiary of Registrant, for premises in Ciudad Juarez, Chihuahua, Mexico, made and entered into as of April 10, 1997, incorporated herein by reference to
                                           Exhibit 10.2.4 to Registrant's Form
                                           10-K for the year ended March 31,
                                           1998.

                     10.3      Credit Agreements of Registrant.

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

                                           10.3.1.e        Waiver and Agreement,
                                                           dated as of December
                                                           29, 1998, with
                                                           respect to the
                                                           Agreement included as
                                                           Exhibit 10.3.1 above,
                                                           filed herewith.

                                           10.3.1.f        Waiver Extension and
                                                           Agreement, dated as
                                                           of February 12, 1999,
                                                           with respect to the
                                                           Agreement included as
                                                           Exhibit 10.3.1 above,
                                                           filed herewith.

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

                                           10.3.4.a        Consent, dated as of
                                                           December 29, 1998,
                                                           with respect to the
                                                           Note included as
                                                           Exhibit 10.3.4 above,
                                                           filed herewith.

                                           10.3.4.b        Further Consent,
                                                           dated as of February
                                                           12, 1999, with
                                                           respect to the Note
                                                           included as Exhibit
                                                           10.3.4 above, filed
                                                           herewith.

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

                     10.7 Stock Purchase Agreement by and among Registrant and FED Corporation, dated as of March 31, 1998, with respect to FED Corporation's purchase of all of the stock of Virtual Vision, Inc. (fka Vision Newco, Inc.), incorporated herein by reference to
                               Exhibit 10.7 to Registrant's Form 10-K for the year ended March 31, 1998.

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

                     10.15 DFS Vendor Agreement between Registrant and Deutsche Financial Services Corporation, dated as of September 30, 1998, filed herewith.

         27. Financial Data Schedule as of December 31, 1998 (insofar as the Registrant is filing a Form 12b-25 with respect to the unavailability of the Registrant's financial statements for the period covered by this Quarterly Report on Form 10-Q as of the due date therefor, this Exhibit has been omitted).

         (b)         Reports on Form 8-K

          During the second quarter of fiscal 1999 to which this Form 10-Q relates, the Registrant filed the following Current Reports on Form 8-K: (i) Current Report dated October 20, 1998, attaching the Registrant's press release of that date which announced its financial results for the second quarter of fiscal 1999, and the six month period, ended September 30, 1998 (the press release, as incorporated in the Form 8-K, includes consolidated balance sheets for the Registrant for September 30, 1998 (unaudited), and March 31, 1998, and condensed consolidated statements of operations for the quarterly and six- month periods (unaudited) ended September 30, 1998 and 1997); and (ii) Current Report dated December 11, 1998, attaching the Registrant's press release of that date (the December Release"), which announced that it would restate the previously released financial results for its second quarter, ended September 30, 1998, of its 1999 fiscal year to reflect a change in the timing of recognizing revenues financed under a new floor-plan arrangement to a segment of its value-added distributor channel and that its revenues and earnings for fiscal 1999 are anticipated to be negatively affected as a result of unexpected delays in the general availability of certain models of its pen-based product line and lower than expected demand from U.S. customers.

          Subsequent to the end of the third quarter of fiscal 1999, the Company filed a Current Report on Form 8-K dated January 27, 1999, attaching the Registrant's press release of that date which announced that its financial results for the third quarter, ended December 31, 1998, of its 1999 fiscal year, and the restated results for the fiscal year 1999 second quarter, ended September 30, 1998, the need for which restatement was announced in the December Release, had been rescheduled to mid-February pending the completion of a review of certain judgmental accounting matters with its outside auditors and also updated certain of the information contained in the December Release concerning the Company's expectations for the fiscal 1999 third and fourth quarters and the full year, stating that revenues were expected to be under $100 million with less than targeted gross margins in the third quarter and below prior year levels for the full year, and that a loss was expected for the fourth quarter and the full year.

                               TELXON CORPORATION

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 16, 1999

                                                TELXON CORPORATION
                                                (Registrant)

                                                /s/ KENNETH W. HAVER
                                                Kenneth W. Haver, Senior
                                                Vice President and Chief
                                                Financial Officer

                               TELXON CORPORATION

                                      -----


                                    EXHIBITS

                                       TO

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1998

                                INDEX TO EXHIBITS

WHERE
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
                                            Non-Employee Directors of
                                            Registrant, as amended, incorporated
                                            herein by reference to Exhibit
                                            10.1.3 to Registrant's Form 10-Q for
                                            the quarter ended September 30,
                                            1998.

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

*                                           10.1.4.a        Description of
                                                            amendments extending
                                                            the term of the
                                                            Agreement included
                                                            as Exhibit 10.1.4
                                                            above, incorporated
                                                            herein by reference
                                                            to Exhibit 10.1.4.a
                                                            to Registrant's Form
                                                            10-Q for the quarter
                                                            ended September 30,
                                                            1998.

**                       10.1.5             1992 Restricted Stock Plan of
                                            Registrant, as amended, filed
                                            herewith.

*                        10.1.6             1995 Employee Stock Purchase
                                            Plan of Registrant, as amended,
                                            incorporated herein by reference to
                                            Exhibit 10.1.7 to Registrant's Form
                                            10-Q for the quarter ended September
                                            30, 1995.

*                        10.1.7             1996 Stock Option Plan for
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
                                                            1998.

*                        10.1.10            Amended and Restated Employment
                                            Agreement between Registrant and
                                            James G. Cleveland, effective as of
                                            April 1, 1997, incorporated herein
                                            by reference to Exhibit 10.1.10 to
                                            Registrant's Form 10-K for the year
                                            ended March 31, 1998.

*                        10.1.11            Amended and Restated Employment
                                            Agreement between Registrant and
                                            Kenneth W. Haver, effective as of
                                            April 1, 1997, incorporated herein
                                            by reference to Exhibit 10.1.11 to
                                            Registrant's Form 10-K for the year
                                            ended March 31, 1998.

*                        10.1.12            Amended and Restated Employment
                                            Agreement between Registrant and
                                            David W. Porter, effective as of
                                            April 1, 1997, incorporated herein
                                            by reference to Exhibit 10.1.13 to
                                            Registrant's Form 10-K for the year
                                            ended March 31, 1998.

*                        10.1.13            Amended and Restated Employment
                                            Agreement between Registrant and
                                            Danny R. Wipff, effective as of
                                            April 1, 1997, incorporated herein
                                            by reference to Exhibit 10.1.14 to
                                            Registrant's Form 10-K for the year
                                            ended March 31, 1998.

*                        10.1.14             Description of Key Employee
                                             Retention Program, incorporated
                                             herein by reference to Exhibit
                                             10.1.15 to Registrant's Form 10-K
                                             for the year ended March 31, 1998.

*                                           10.1.14.a       Form of letter
                                                            agreement made with
                                                            key employees
                                                            selected under the
                                                            retention program
                                                            described in Exhibit
                                                            10.1.15 above,
                                                            incorporated herein
                                                            by reference to
                                                            Exhibit 10.1.15.a to
                                                            Registrant's Form
                                                            10-K for the year
                                                            ended March 31,
                                                            1998.

*                             10.1.15        Letter agreement of Registrant with
                                             Robert A. Goodman, dated as of
                                             December 29, 1997 and executed and
                                             delivered January 20, 1998, for
                                             continued consulting services
                                             following certain changes in his
                                             law practice, incorporated herein
                                             by reference to Exhibit 10.1.17 to
                                             Registrant's Form 10-K for the year
                                             ended March 31, 1998.

*                 10.2        Material Leases of Registrant.

*                             10.2.1         Lease between Registrant and 3330
                                             W. Market Properties, dated as of
                                             December 30, 1986, for premises at
                                             3330 West Market Street, Akron,
                                             Ohio, incorporated herein by
                                             reference to Exhibit 10.2.1 to
                                             Registrant's Form 10-K for the
                                             year ended March 31, 1994.

*                             10.2.2         Lease Agreement between The
                                             Woodlands Commercial Properties
                                             Company, L.P. and Registrant, made
                                             and entered into as of January 16,
                                             1998, including Rider No. 1
                                             thereto, for premises at 8302 New
                                             Trails Drive, The Woodlands, Texas,
                                             incorporated herein by reference to
                                             Exhibit 10.2.2 to Registrant's Form
                                             10-K for the year ended March 31,
                                             1998.

*                             10.2.3         Standard Office Lease (Modified Net
                                             Lease) between Registrant and John
                                             D. Dellagnese III, dated as of July
                                             19, 1995, for premises at 3875
                                             Embassy Parkway, Bath, Ohio,
                                             including an Addendum thereto,
                                             incorporated herein by reference
                                             to Exhibit 10.2.4 to Registrant's
                                             Form 10-K for the year ended March
                                             31, 1996.

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

*                                           10.2.3.e        Sixth Addendum,
                                                            dated as of March,
                                                            1998, to the Lease
                                                            included as Exhibit
                                                            10.2.3 above,
                                                            incorporated herein
                                                            by reference to
                                                            Exhibit 10.2.3.e to
                                                            Registrant's Form
                                                            10-Q for the quarter
                                                            ended September 30,
                                                            1998.

*                                           10.2.3.f        Seventh Addendum,
                                                            dated as of July 20,
                                                            1998, to the Lease
                                                            included as Exhibit
                                                            10.2.3 above,
                                                            incorporated herein
                                                            by reference to
                                                            Exhibit 10.2.3.f to
                                                            Registrant's Form
                                                            10-Q for the quarter
                                                            ended September 30,
                                                            1998.

*                                           10.2.3.g        Eighth Addendum,
                                                            dated as of
                                                            September 8, 1998,
                                                            to the Lease
                                                            included as Exhibit
                                                            10.2.3 above,
                                                            incorporated herein
                                                            by reference to
                                                            Exhibit 10.2.3.g to
                                                            Registrant's Form
                                                            10-Q for the quarter
                                                            ended September 30,
                                                            1998.

*                         10.2.4             Lease Contract between Desarrollos
                                             \ Inmobiliarios Paso del Norte,
                                             S.A. de C.V. and Productos y
                                             Servicios de Telxon, S.A. de C.V.,
                                             a subsidiary of Registrant, for
                                             premises in Ciudad Juarez,
                                             Chihuahua, Mexico, made and
                                             entered into as of April 10, 1997,
                                             incorporated herein by reference to
                                             Exhibit 10.2.4 to Registrant's Form
                                             10-K for the year ended March 31,
                                             1998.

*                 10.3        Credit Agreements of Registrant.

*                             10.3.1         Credit Agreement by and among
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

**                                            10.3.1.e      Waiver and
                                                            Agreement, dated as
                                                            of December 29,
                                                            1998, with respect
                                                            to the Agreement
                                                            included as Exhibit
                                                            10.3.1 above, filed
                                                            herewith.

**                                            10.3.1.f      Waiver Extension and
                                                            Agreement, dated as
                                                            of February 12,
                                                            1999, with respect
                                                            to the Agreement
                                                            included as Exhibit
                                                            10.3.1 above, filed
                                                            herewith.

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

**                                          10.3.4.a        Consent, dated as of
                                                            December 29, 1998,
                                                            with respect to the
                                                            Note included as
                                                            Exhibit 10.3.4
                                                            above, filed
                                                            herewith.

**                                          10.3.4.b        Further Consent,
                                                            dated as of February
                                                            12, 1999, with
                                                            respect to the Note
                                                            included as Exhibit
                                                            10.3.4 above, filed
                                                            herewith.

*                 10.4        Amended and Restated Agreement between Registrant
                              and Symbol Technologies, Inc., dated as of September 30, 1992, incorporated herein by reference to Exhibit 10.4 to Registrant's Form
                              10-K for the year ended March 31, 1998.

*                 10.5        License, Rights, and Supply Agreement between
                              Aironet Wireless Communications, Inc., a subsidiary of Registrant, and Registrant, dated as of March 31, 1998, incorporated herein by reference to Exhibit 10.5 to Registrant's Form
                              10-K for the year ended March 31, 1998.

*                 10.6        Agreement of Purchase and Sale of Assets by and
                              among Vision Newco, Inc., a subsidiary of Registrant, Virtual Vision, Inc., as debtor and debtor in possession, and the Official Unsecured
                              Creditors' Committee, on behalf of the bankruptcy estate of Virtual Vision, dated as of July 13, 1995, incorporated herein by reference to Exhibit
                              10.8 to Registrant's Form 10-Q for the quarter ended June 30, 1995.

*                 10.7        Stock Purchase Agreement by and among Registrant
                              and FED Corporation, dated as of March 31, 1998, with respect to FED Corporation's purchase of all of the stock of Virtual Vision, Inc. (fka Vision
                              Newco, Inc.), incorporated herein by reference to Exhibit 10.7 to Registrant's Form 10-K for the year ended March 31, 1998.

*                             10.7.1         Escrow Agreement by and among FED
                                             Corporation, Registrant and First
                                             Union National Bank, with respect
                                             to the transactions under the Stock
                                             Purchase Agreement included as
                                             Exhibit 10.7 above, incorporated
                                             herein by reference to Exhibit
                                             10.7.1 to Registrant's Form 10-K
                                             for the year ended March 31, 1998.

*                 10.8        Subscription Agreement by and among New Meta
                              Licensing Corporation, a subsidiary of Registrant, and certain officers of Registrant as Purchasers, dated as of September 19, 1995, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended
                              September 30, 1995.

*                 10.9        Amended and Restated Shareholder Agreement by and
                              among Metanetics Corporation fka New Meta
                              Licensing Corporation, and its Shareholders, including the officers of Registrant party to the Agreement included as Exhibit 10.8 above, dated as of March 28, 1996, incorporated herein by reference to Exhibit 10.9.3 to Registrant's Form
                              10-K for the year ended March 31, 1996.

*                 10.10       First Amendment, dated as of March 30, 1996, to
                              the Agreement included as Exhibit 10.9 above, incorporated herein by reference to Exhibit 10.9.4 to Registrant's Form 10-K for the year ended March
                              31, 1996.

*                 10.11       Stock Purchase Agreement by and among Meta Holding
                              Corporation, a subsidiary of Registrant, and certain officers of Registrant as Purchasers, dated as of March 30, 1996, incorporated herein by reference to Exhibit 10.8 to Registrant's Form
                              10-K for the year ended March 31, 1997.

*                 10.12       Stock Purchase Agreement by and between Metanetics
                              Corporation, a subsidiary of Registrant fka New
                              Meta Licensing Corporation, and Accipiter II,
                              Inc., dated as of September 30, 1996, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended
                              September 30, 1996.

*                 10.13       Stock Purchase Agreement by and between Registrant
                              and Telantis Capital, Inc., dated as of March 31,
                              1997, incorporated herein by reference to Exhibit
                              10.10 to Registrant's Form 10-K for the year ended
                              March 31, 1997.

*                 10.14       Subscription Agreement by and among Aironet
                              Wireless Communications, Inc., a subsidiary of Registrant, and the investors who executed the same, dated as of March 31, 1998, incorporated herein by reference to Exhibit 10.14 to Registrant's Form 10-K for the year ended March
                              31, 1998.

*                             10.14.1       Form of Warrant issued
                                            pursuant to the Subscription
                                            Agreement included as Exhibit 10.14
                                            above, incorporated herein by
                                            reference to Exhibit 10.14.1 to
                                            Registrant's Form 10-K for the year
                                            ended March 31, 1998.

*                             10.14.2       Stockholders Agreement by and among
                                            Aironet Wireless Communications,
                                            Inc. and its Stockholders party
                                            thereto, including Registrant and
                                            the investors party to the
                                            Subscription Agreement included as
                                            Exhibit 10.14 above, entered into
                                            as of March 31, 1998 in connection
                                            with the transactions under the
                                            Subscription Agreement,
                                            incorporated herein by reference to
                                            Exhibit 10.14.2 to Registrant's
                                            Form 10-K for the year ended March
                                            31, 1998.

*                                           10.14.3         Registration Rights
                                                            Agreement by and
                                                            among Aironet
                                                            Wireless
                                                            Communications, Inc.
                                                            and certain of its
                                                            security holders,
                                                            including Registrant
                                                            and the investors
                                                            party to the
                                                            Subscription
                                                            Agreement included
                                                            as Exhibit 10.14
                                                            above, entered into
                                                            as of March 31, 1998
                                                            in connection with
                                                            the transactions
                                                            under the
                                                            Subscription
                                                            Agreement,
                                                            incorporated herein
                                                            by reference to
                                                            Exhibit 10.14.3 to
                                                            Registrant's Form
                                                            10-K for the year
                                                            ended March 31,
                                                            1998.

**                            10.15          DFS Vendor Agreement between
                                             Registrant and Deutsche Financial
                                             Services Corporation, dated as of
                                             September 30, 1998, filed herewith.

***                           27.            Financial Data Schedule as of
                                             December 31, 1998 (insofar as the
                                             Registrant is filing a Form 12b-25
                                             with respect to the unavailability
                                             of the Registrant's financial
                                             statements for the period covered
                                             by this Quarterly Report on Form
                                             10-Q as of the due date therefor,
                                             this Exhibit has been omitted).


---------------------------------------------

*   Previously filed

**  Filed herewith

*** Insofar as the Registrant is filing a Form 12b-25 with respect to the unavailability of the Registrant's financial statements for the period covered by this Quarterly Report on Form 10-Q as of the due date therefor, this Exhibit has been omitted.