Form 10-Q/A
period 1998-12-31
TELXON CORP
filed 1999-03-10
CIK 352495

                       SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549


                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998


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




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ]. No[ X*].

* The registrant was unable timely to file a complete Form 10-Q for the quarterly period ended December 31, 1998 for the reason described in the opening paragraph of this Form 10-Q/A.

At December 31, 1998, there were 16,126,382 outstanding shares of the Registrant's $.01 par value Common Stock.

This Amendment No. 1 on Form 10-Q/A (this "Amendment") supersedes in its entirety the Form 10-Q filed by Telxon Corporation ("Telxon" or the "Registrant", and together with its subsidiaries, the "Company") on February 16, 1999 (the "Original Filing"), except that the exhibits filed with Original Filing shall continue to be included as part of the Registrant's Form 10-Q filing for the subject period as amended by this Amendment. This Amendment includes the disclosures consisting of or based upon the Registrant's financial statements for the subject period that are responsive to Item 1 of Part I and the substantial majority of Item 2 of Part II of Form 10-Q, which disclosures had been omitted from the Original Filing due to the unavailability of the Registrant's financial statements for the subject period at the time for the filing of the Original Filing. Additionally, the disclosures responsive to the non-financial portions of Form 10-Q included in the Original Filing have been updated from the Original Filing and are restated in full in this Amendment.

                               TELXON CORPORATION
        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                   Page No.
                                                                                   --------
PART I. FINANCIAL INFORMATION:

         Item 1:     Consolidated Financial Statements
                         Balance Sheet                                                 3
                         Statement of Operations                                       4
                         Statement of Cash Flows                                       5
                         Notes to Consolidated Financial Statements                  6-17

         Item 2:     Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                         18-31

PART II. OTHER INFORMATION:

         Item 1:     Legal Proceedings                                                32
         Item 6: Exhibits and Reports on Form 8-K                                    32-39

All Items of Form 10-Q other than those listed above have been omitted as inapplicable.

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                       TELXON CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                     (In thousands except per share amounts)

                                                                                         DECEMBER 31,           MARCH 31,
                                                                                            1998                  1998
                                                                                            ----                  ----
                                                                                         (Unaudited)           (Unaudited
                                                                                                                 and As
                                                                                                                Restated)
ASSETS
Current assets:
  Cash (including cash equivalents of $10,000 and $6,778)                                    $ 30,057           $ 27,500
  Accounts receivable, net of allowance for doubtful
    accounts of $9,581 and $4,749                                                             114,507            121,932
  Notes and other accounts receivable                                                          13,044             16,532
  Inventories                                                                                 125,450            109,935
  Prepaid expenses and other                                                                   13,344             16,084
                                                                                             --------           --------
         Total current assets                                                                 296,402            291,983
Property and equipment, net                                                                    67,911             53,969
Intangibles and other assets, net                                                              38,715             35,296
                                                                                             --------           --------
         Total                                                                               $403,028           $381,248
                                                                                             ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                              $ 70,614           $  3,000
  Capital lease obligations due within one year                                                   710                968
  Accounts payable                                                                             59,993             58,634
  Income taxes payable                                                                          2,493              3,466
  Accrued liabilities                                                                          39,693             41,988
                                                                                             --------           --------
         Total current liabilities                                                            173,503            108,056
Capital lease obligations                                                                       1,822              1,876
Convertible subordinated notes and debentures                                                 106,913            107,224
Other long-term liabilities                                                                    11,011              6,867
                                                                                             --------           --------
         Total liabilities                                                                    293,249            224,023

Minority interest                                                                               3,076              2,791

Stockholders' equity:
  Preferred Stock, $1.00 par value per share; 500
    shares authorized, none issued                                                                 --                 --
  Common Stock, $.01 par value per share; 50,000
    shares authorized, 16,234 and 16,219 shares issued                                            162                162
  Additional paid-in capital                                                                   88,123             87,489
  Retained earnings                                                                            25,164             75,267
  Equity adjustment for foreign currency translation                                           (4,360)            (4,929)
  Unearned compensation relating to restricted
    stock awards                                                                                 (292)              (493)
  Treasury stock; 108 and 162 shares of common stock
    at cost                                                                                    (2,094)            (3,062)
                                                                                             --------           --------
         Total stockholders' equity                                                           106,703            154,434
                                                                                             --------           --------
Commitments and contingencies                                                                      --                 --
                                                                                             --------           --------
         Total                                                                               $403,028           $381,248
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

                       TELXON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                                       Three Months              Nine Months
                                                                           Ended                    Ended
                                                                       December 31,              December 31,
                                                                       ------------              ------------
                                                                    1998          1997         1998         1997
                                                                    ----          ----         ----         ----
                                                                            (As Restated)              (As Restated)
Revenues:
  Product, net                                                 $   76,393    $   97,581    $  255,975    $  274,528
  Customer service, net                                            20,016        19,835        62,222        57,239
                                                               ----------    ----------    ----------    ----------
         Total net revenues                                        96,409       117,416       318,197       331,767

Cost of revenues:
  Product                                                          57,446        57,066       169,388       163,684
  Customer service                                                 14,047        12,249        40,375        35,711
                                                               ----------    ----------    ----------    ----------
         Total cost of revenues                                    71,493        69,315       209,763       199,395
                                                               ----------    ----------    ----------    ----------

  Gross profit                                                     24,916        48,101       108,434       132,372

Operating expenses:
  Selling expenses                                                 22,828        20,791        67,699        59,727
  Product development and
    engineering expenses                                           10,670         9,876        29,107        28,527
  General and administrative expenses                              13,610         9,662        33,541        29,030
                                                               ----------    ----------    ----------    ----------
         Total operating expenses before
             other operating items                                 47,108        40,329       130,347       117,284

Other operating items:
  Unconsummated business combination
    costs                                                           4,491          --           8,070          --
  Asset impairment charge                                            --           1,434          --           1,434
                                                               ----------    ----------    ----------    ----------
         Total other operating items                                4,491         1,434         8,070         1,434
                                                               ----------    ----------    ----------    ----------

         (Loss) income from operations                            (26,683)        6,338       (29,983)       13,654

Interest income                                                       226           340           569         1,258
Interest expense                                                   (2,499)       (1,752)       (6,829)       (5,355)
Other non-operating (expense)
  income, net                                                        (238)         (160)        1,025          (324)
                                                               ----------    ----------    ----------    ----------

         (Loss) income before income
          taxes and cumulative effect
          of an accounting change                                 (29,194)        4,766       (35,218)        9,233

Provision for income taxes                                         16,659         2,280        14,784         4,484
                                                               ----------    ----------    ----------    ----------

         Net (loss) income before
          cumulative effect of
          accounting change                                       (45,853)        2,486       (50,002)        4,749

Cumulative effect of accounting change,
         net of taxes                                                --           1,240          --           1,240
                                                               ----------    ----------    ----------    ----------

         Net (loss) income                                     $  (45,853)   $    1,246    $  (50,002)   $    3,509
                                                               ==========    ==========    ==========    ==========

Net (loss) income per common share before
         accounting change:
                  Basic                                        $    (2.86)   $      .16    $    (3.11)   $      .30
                                                               ==========    ==========    ==========    ==========
                  Diluted                                      $    (2.86)   $      .15    $    (3.11)   $      .29
                                                               ==========    ==========    ==========    ==========

Cumulative effect of accounting change:
                  Basic                                        $     --      $      .08    $     --      $      .08
                                                               ==========    ==========    ==========    ==========
                  Diluted                                      $     --      $      .08    $     --      $      .08
                                                               ==========    ==========    ==========    ==========

Net (loss) income per common share:
                  Basic                                        $    (2.86)   $      .08    $    (3.11)   $      .22
                                                               ==========    ==========    ==========    ==========
                  Diluted                                      $    (2.86)   $      .08    $    (3.11)   $      .22
                                                               ==========    ==========    ==========    ==========

Average number of common shares outstanding:
                  Basic                                            16,048        15,685        16,101        15,742
                                                               ==========    ==========    ==========    ==========
                  Diluted                                          16,048        16,262        16,101        16,189
                                                               ==========    ==========    ==========    ==========

See accompanying notes to consolidated financial statements

                       TELXON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                                                     Nine Months
                                                                                                        Ended
                                                                                                    December 31,
                                                                                                    ------------
                                                                                              1998               1997
                                                                                              ----               ----
                                                                                                             (As Restated)
Cash flows from operating activities:
  Net (loss) income                                                                          $(50,002)           $ 3,509
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Cumulative effect of accounting change                                                         --              2,176
    Depreciation and amortization                                                              19,622             19,826
    Amortization of restricted stock awards, net                                                  201                148
    Provision for doubtful accounts                                                             5,249              2,639
    Provision for inventory obsolescence                                                        6,787              5,157
    Gain on sale of assets                                                                       (900)                --
    Loss on disposal of property and equipment                                                    255                825
    Asset impairment charges                                                                       --              1,434
    Minority interest                                                                             416                 --
    Changes in assets and liabilities:
         Accounts and notes receivable                                                         13,110            (10,364)
         Inventories                                                                          (22,045)           (22,399)
         Prepaid expenses and other                                                             3,372             (3,073)
         Intangibles and other assets                                                           2,806             (1,985)
         Accounts payable and accrued liabilities                                                (836)            (8,008)
         Other long-term liabilities                                                            4,012               (554)
                                                                                              -------            -------
           Total adjustments                                                                   32,049            (14,178)
                                                                                              -------            -------
  Net cash used in operating activities                                                       (17,953)           (10,669)

Cash flows from investing activities:
  Additions to property and equipment                                                         (26,538)           (19,157)
  Software and other investments                                                               (4,792)            (3,172)
  Proceeds from the sale of property and equipment                                                 --                866
  Proceeds from the sale of non-marketable investments                                             --              1,033
  Purchase of non-marketable investments                                                       (1,950)            (5,500)
  Payments from long-term notes receivable                                                        929                 --
  Additions to long-term notes receivable                                                        (795)              (140)
                                                                                              --------            ------
  Net cash used in investing activities                                                       (33,146)           (26,070)

Cash flows from financing activities:
  Borrowings on notes payable, net                                                             53,526              2,949
  Principal payments on capital leases                                                           (589)              (479)
  Purchase of treasury stock                                                                   (1,088)            (4,928)
  Debt issue costs paid                                                                          (302)               (25)
  Proceeds from exercise of stock options (includes tax
    benefit)                                                                                    1,793              6,958
                                                                                              -------            -------
  Net cash provided by financing activities                                                    53,340              4,475

  Effect of exchange rate changes on cash                                                         316               (339)
                                                                                              -------            -------

  Net increase (decrease) in cash and cash equivalents                                          2,557            (32,603)
  Cash and cash equivalents at beginning of period                                             27,500             45,386
                                                                                              -------            -------
  Cash and cash equivalents at end of period                                                  $30,057            $12,783
                                                                                              =======            =======



See accompanying notes to consolidated financial statements.

                       TELXON CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (In thousands except share and per share amounts)

1.       Management Representation

         The consolidated financial statements of Telxon Corporation ("Telxon") and its subsidiaries (collectively with Telxon, the "Company") have been prepared without audit and in accordance with the instructions to Form 10-Q. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of results for the interim periods, have been made. The operating results for the nine months ended December 31, 1998, are not necessarily indicative of the results that may be achieved for the year ending March 31, 1999. The statements, including the unaudited March 31, 1998, balance sheet data, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements as contained in the Company's Annual Report on Form 10-K, as amended by Amendments No. 1 and No. 2 on Form 10-K/A, for the fiscal year ended March 31, 1998, subject to a further amendment on Form 10-K/A to be filed to reflect the restatement matters discussed in Note 2 - Restatement below.

2.       Restatement

         On February 23, 1999, the Company announced that, having completed the review of certain judgmental accounting matters with the Company's outside auditors previously reported in the Company's January 27, 1999 press release, it would be restating its audited financial statements for fiscal years 1996, 1997 and 1998 and its unaudited interim financial statements for the first and second quarters of fiscal 1999. The accompanying financial statements reflect the announced restatement, subject to the finalization of the financial statements for the prior periods affected by the restatement. The more significant restatement adjustments affecting the periods covered by the accompanying financial statements are described below.

         Product revenue of $14,100 and related cost of product revenue of $6,800 associated with a product financing arrangement recorded during the three months ended September 30, 1998, have been reversed as the criteria for revenue recognition had not fully been satisfied. Such product revenue and related cost of product revenue will be recognized upon sell-through to the end-user customer. As of December 31, 1998, approximately $8,100 of revenue remained deferred as the subject product had not been sold-through to end-user customers and was held in the distributor's inventory. Additionally, certain software license revenue of $2,000 recognized during the three months ended September 30, 1998 has also been deferred as certain contingencies related to the customer's acceptance of such software had not been satisfied as of the date of these financial statements. During the three months ended June 30, 1998 and the six months ended September 30, 1998, the Company has increased its product sales returns reserves by $3,964 and $4,725, respectively, to better reflect the levels of product returns in the Company's value-added distribution channel. The Company has also capitalized $1,950 previously expensed during the three months ended June 30, 1998, related to the repurchase of the common stock of its Metanetics Corporation subsidiary ("Metanetics") from a business partner, resulting in goodwill to be amortized over a useful life of three years. Adjustments have also been made to increase the Company's provision for the past due accounts receivable related to a certain foreign distributor as bad debt expense. Such adjustments totaled $2,200 and $1,000 for the three months ended June 30, 1998 and September 30, 1998, respectively. The Company has also made an adjustment to record, during the three months ended June 30, 1998, the $900 gain related to the sale of its Virtual Vision, Inc. subsidiary ("Virtual Vision"), which was previously recorded during the three months ended March 31, 1998, as certain conditions of the sale, though perfunctory, were not satisfied until after March 31, 1998.

         The statement of operations for the three and nine months ended December 31, 1997 has been restated to reflect additional provisions of $700 and $2,600, respectively, for the past due accounts receivable owed by the foreign distributor referenced above. Certain software license revenues and software royalties accrued related to a previously divested software operation of a net $300 and $500 for the three and nine months ended December 31, 1997, respectively, have been reversed to defer recognition of such items until those transactions are settled in cash. Additionally, severance amounts of $300 and $600 related to the Company's international operations for the three and nine months ended December 31, 1997, respectively, have been expensed that previously were improperly accrued as restructuring charges during the three months ended December 31, 1996. The settlement of certain contingencies related to the divestiture of the Company's Itronix

         Corporation subsidiary ("Itronix") approximating $400 have been expensed during the three months ended December 31, 1997.

         The results for the three months ended December 31, 1997 have also been adjusted to reflect a $1,400 asset impairment of the Company's equity investment in the referenced foreign distributor.

         A summary of the effects of the restatement on the Company's statements of operations for the three months ended June 30 and September 30, 1998 and 1997 and the nine months ended December 31, 1997 follows. Also presented below is a summary of the effects of the restatement on the consolidated balance sheet as of March 31, 1998 (in thousands, except per share data):

                                                 CONSOLIDATED STATEMENT OF OPERATIONS

                                           Three Months                            Three Months
                                       Ended June 30, 1998                     Ended June 30, 1997
                                                              (Unaudited)
                              ----------------------------------------------------------------------------
                                     As                                      As
                                 Previously               As             Previously              As
                                  Reported             Restated           Reported            Restated
Revenues:
  Product, net                $         94,077    $         90,192    $         86,691    $         86,000
  Customer service, net                 20,970              20,970              18,222              18,222
                              ----------------    ----------------    ----------------    ----------------
Total net revenues                     115,047             111,162             104,913             104,222

Cost of revenues:
  Product                               57,310              54,473              52,561              52,097
  Customer service                      12,826              12,826              11,126              11,126
                              ----------------    ----------------    ----------------    ----------------
Total cost of revenues                  70,136              67,299              63,687              63,223
                              ----------------    ----------------    ----------------    ----------------

Gross profit                            44,911              43,863              41,226              40,999

Operating expenses:
  Selling expenses                      21,361              23,542              18,100              20,310
  Product development and
    engineering expenses                 8,930               9,014               9,126               9,126
  General & administrative
    expenses                             9,436               9,506               9,703               9,525
                              ----------------    ----------------    ----------------    ----------------
Total operating expenses
  before other operating
  items                               39,727              42,062              36,929              38,961

Other operating items:
  Unconsummated business
    combination costs                    1,749               1,749                --                  --
  Charge related to
    transactions with
    business partner                     1,950                --                  --                  --
                              ----------------    ----------------    ----------------    ----------------
Total other operating items              3,699               1,749                --                  --


Income from operations                   1,485                  52               4,297               2,038

Interest income                            179                 179                 498                 498
Interest expense                        (1,713)             (1,713)             (1,792)             (1,792)
Other non-operating income
  (expense)                                460               1,360                (157)               (157)
                              ----------------    ----------------    ----------------    ----------------

Income (loss) before income
  taxes                                    411                (122)              2,846                 587

Provision (benefit) for
  income taxes                             165                 (22)              1,252                 461
                              ----------------    ----------------    ----------------    ----------------

Net income (loss)             $            246    $           (100)   $          1,594    $            126
                              ================    ================    ================    ================

Net income (loss) per
  common share:
               Basic          $           0.02    $          (0.01)   $           0.10    $           0.01
                              ================    ================    ================    ================
               Diluted        $           0.01    $          (0.01)   $           0.10    $           0.01
                              ================    ================    ================    ================

Average number of common
  shares outstanding:
               Basic                    16,080              16,080              15,524              15,524
               Diluted                  16,938              16,080              15,792              15,792

                                                 CONSOLIDATED STATEMENT OF OPERATIONS

                                           Three Months                            Three Months
                                     Ended September 30, 1998                  Ended September 30, 1997
                                                              (Unaudited)
                              ----------------------------------------------------------------------------
                                     As                                      As
                                 Previously               As             Previously             As
                                  Reported             Restated            Reported           Restated
Revenues:
  Product, net                $       103,133    $        89,390    $        91,138    $        90,947
  Customer service, net                21,236             21,236             19,182             19,182
                              ---------------    ---------------    ---------------    ---------------
Total net revenues                    124,369            110,626            110,320            110,129

Cost of revenues:
  Product                              62,411             57,469             54,276             54,521
  Customer service                     13,502             13,502             12,336             12,336
                              ---------------    ---------------    ---------------    ---------------
Total cost of revenues                 75,913             70,971             66,612             66,857
                              ---------------    ---------------    ---------------    ---------------

Gross profit                           48,456             39,655             43,708             43,272

Operating expenses:
  Selling expenses                     20,317             21,329             18,677             18,626
  Product development and
    engineering expenses                9,261              9,423              9,525              9,525
  General & administrative
    expenses                           10,425             10,425              9,843              9,843
                              ---------------    ---------------    ---------------    ---------------
Total operating expenses
  before other operating
  item                                 40,003             41,177             38,045             37,994

Other operating item:
  Unconsummated business
    combination costs                   1,830              1,830               --                 --
                              ---------------    ---------------    ---------------    ---------------
Total other operating item             1,830              1,830               --                 --

Income from operations                  6,623             (3,352)             5,663              5,278

Interest income                           164                164                420                420
Interest expense                       (2,617)            (2,617)            (1,811)            (1,811)
Other non-operating expense              --                  (97)                (7)                (7)
                              ---------------    ---------------    ---------------    ---------------

Income (loss) before income
  taxes                                 4,170             (5,902)             4,265              3,880

Provision (benefit) for
  income taxes                          1,672             (1,853)             1,877              1,742
                              ---------------    ---------------    ---------------    ---------------

Net income (loss)             $         2,498    $        (4,049)   $         2,388    $         2,138
                              ===============    ===============    ===============    ===============

Net income (loss) per
  common share:
               Basic          $          0.16    $         (0.25)   $          0.15    $          0.14
                              ===============    ===============    ===============    ===============
               Diluted        $          0.15    $         (0.25)   $          0.15    $          0.13
                              ===============    ===============    ===============    ===============

Average number of common
  shares outstanding:
               Basic                   16,075             16,075             15,772             15,772
               Diluted                 16,578             16,075             16,273             16,273

                                                     CONSOLIDATED STATEMENT OF OPERATIONS

                                               Three Months                           Nine Months
                                         Ended December 31, 1997                  Ended December 31, 1997
                                                                  (Unaudited)
                                  ----------------------------------------------------------------------------
                                         As                                      As
                                     Previously               As             Previously             As
                                      Reported             Restated            Reported           Restated
Revenues:
  Product, net                    $        97,472    $        97,581    $       275,302    $       274,528
  Customer service, net                    19,835             19,835             57,239             57,239
                                  ---------------    ---------------    ---------------    ---------------
Total net revenues                        117,307            117,416            332,541            331,767

Cost of revenues:
  Product                                  56,482             57,066            163,319            163,684
  Customer service                         12,249             12,249             35,711             35,711
                                  ---------------    ---------------    ---------------    ---------------
Total cost of revenues                     68,731             69,315            199,030            199,395
                                  ---------------    ---------------    ---------------    ---------------

Gross profit                               48,576             48,101            133,511            132,372

Operating expenses:
  Selling expenses                         19,821             20,791             56,598             59,727
  Product development and
    engineering expenses                    9,876              9,876             28,526             28,527
  General & administrative
    expenses                                9,662              9,662             29,210             29,030
                                  ---------------    ---------------    ---------------    ---------------
Total operating expenses
  before other operating
  item                                     39,359             40,329            114,334            117,284

Other operating item:
  Asset impairment charge                    --                1,434               --                1,434
                                  ---------------    ---------------    ---------------    ---------------
Total other operating item                  --                1,434               --                1,434

Income from operations                      9,217              6,338             19,177             13,654

Interest income                               340                340              1,257              1,258
Interest expense                           (1,752)            (1,752)            (5,354)            (5,355)
Other non-operating
  expense                                    (160)              (160)              (325)              (324)
                                  ---------------    ---------------    ---------------    ---------------

Income before income taxes
  and cumulative effect of
  an accounting change                      7,645              4,766             14,755              9,233

Provision for income taxes                  3,288              2,280              6,416              4,484
                                  ---------------    ---------------    ---------------    ---------------

Income before cumulative
  effect of accounting
  change                                    4,357              2,486              8,339              4,749

Cumulative effect of
  accounting change, net of
  taxes                                     1,240              1,240              1,240              1,240
                                  ---------------    ---------------    ---------------    ---------------

Net income                        $         3,117    $         1,246    $         7,099    $         3,509
                                  ===============    ===============    ===============    ===============

Net income per common share
  before accounting change:
               Basic              $          0.28    $          0.16    $           .53    $          0.30
                                  ===============    ===============    ===============    ===============
               Diluted            $          0.27    $          0.15    $           .52    $          0.29
                                  ===============    ===============    ===============    ===============

Cumulative effect of
  accounting change:
               Basic              $          0.08    $          0.08    $           .08    $          0.08
                                  ===============    ===============    ===============    ===============
               Diluted            $          0.08    $          0.08    $           .08    $          0.08
                                  ===============    ===============    ===============    ===============

Net income per common share:
               Basic              $          0.20    $          0.08    $           .45    $          0.22
                                  ===============    ===============    ===============    ===============
               Diluted            $          0.19    $          0.08    $           .44    $          0.22
                                  ===============    ===============    ===============    ===============


Average number of common shares
  outstanding:
          Basic                            15,685             15,685             15,742             15,742
          Diluted                          16,262             16,262             16,189             16,189

                                                         CONSOLIDATED BALANCE SHEET

                                                                 Fiscal Year
                                                            Ended March 31, 1998
                                                                 (Unaudited)
                                                     -----------------------------------
                                                            As
                                                        Previously            As
                                                         Reported          Restated
ASSETS

Current assets:
  Cash                                               $        27,500    $        27,500
  Accounts receivable, net of allowance for
    doubtful accounts of $1,142 and $4,749                   125,739            121,932
  Notes and other accounts receivable                         22,949             16,532
  Inventories                                                108,178            109,935
  Prepaid expenses and other                                  11,307             16,084
                                                     ---------------    ---------------
    Total current assets                                     295,673            291,983
Property and equipment, net                                   52,108             53,969
Intangible and other assets, net                              42,758             35,296
                                                     ---------------    ---------------
    Total                                            $       390,539    $       381,248
                                                     ===============    ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                      $         3,000    $         3,000
  Capital lease obligations due within one year                  968                968
  Accounts payable                                            58,634             58,634
  Income taxes payable                                         3,390              3,466
  Accrued liabilities                                         41,034             41,988
                                                     ---------------    ---------------
    Total current liabilities                                107,026            108,056
Capital lease obligations                                      1,876              1,876
Convertible subordinated debentures                          107,224            107,224
Other long-term liabilities                                    6,897              6,867
                                                     ---------------    ---------------
    Total liabilities                                        223,023            224,023

Minority interest                                              2,791              2,791

Stockholders' equity:
  Preferred Stock, $1.00 par value per share; 500
    shares authorized, none issued                              --                 --
  Common Stock. $.01 par value per share; 50,000
    shares authorized, 16,219 issued                             162                162
Additional paid-in capital                                    87,994             87,489
Retained earnings                                             85,053             75,267
Equity adjustment for foreign currency translation            (4,929)            (4,929)
Unearned compensation relating to restricted stock
  awards                                                        (493)              (493)
Treasury stock; 162 shares of common stock at cost            (3,062)            (3,062)
                                                     ---------------    ---------------
    Total stockholders' equity                               164,725            154,434
Commitments and contingencies                                   --                 --
                                                     ---------------    ---------------
    Total                                            $       390,539    $       381,248
                                                     ===============    ===============

3.       Earnings Per Share

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

                  Reconciliation of Numerators and Denominators
                    Of the Basic and Diluted EPS Computations
                     (In thousands except per share amounts)

         In the following table, net income represents the numerator, and the shares represent the denominator, in the earnings per share calculation.

                                        For the Three Months Ended      For the Three Months Ended
                                            December 31, 1998                December 31, 1997
                                            -----------------                -----------------
                                                         Per Share                         Per Share
                                    Income      Shares     Amount      Income     Shares    Amount
                                   ------       ------     ------      ------     ------    ------
                                             (Unaudited)                       (Unaudited)
Net (loss) income                  $(45,853)                          $  1,246
                                   ========                           ========

BASIC EPS
Income available to common
  stockholders                     $(45,853)     16,048   $  (2.86)   $  1,246     15,685   $    .08
                                   ========               ========    ========              ========

EFFECT OF DILUTIVE SECURITIES
Options                                            --                                 620
                                               --------                          --------

DILUTED EPS
Income available to stockholders
  of common shares and common
  stock equivalents                $(45,853)     16,048   $  (2.86)   $  1,246     16,305   $    .08
                                   ========    ========   ========    ========   ========   ========

                                        For The Nine Months Ended        For The Nine Months Ended
                                            December 31, 1998                December 31, 1997
                                            -----------------                -----------------
                                                         PER SHARE                         PER SHARE
                                    INCOME      SHARES     AMOUNT      INCOME     SHARES    AMOUNT
                                   ------       ------     ------      ------     ------    ------
                                             (UNAUDITED)                       (UNAUDITED)
Net (loss) income                  $(50,002)                          $  3,509
                                   ========                           ========

BASIC EPS
Income available to common
  stockholders                     $(50,002)     16,101   $  (3.11)   $  3,509     15,809   $    .22
                                   ========               ========    ========              ========

EFFECT OF DILUTIVE SECURITIES
Options                                            --                                 438
                                               --------                          --------

DILUTED EPS
Income available to stockholders
  of common shares and common
  stock equivalents                $(50,002)     16,101   $  (3.11)   $  3,509     16,247   $    .22
                                   ========    ========   ========    ========   ========   ========

         Options to purchase 3,198,753 shares of common stock at a weighted average exercise price of $17.94 per share were outstanding at December 31, 1998, but were not included in the computation of diluted earnings per share for the three and nine months ended December 31, 1998 because the options would have had an anti-dilutive effect on the net loss for the periods then ended.

         Options to purchase 312,550 shares of common stock at an exercise price of $25.31 per share were outstanding at December 31, 1997, but were not included in the computation of diluted earnings per share for the three months then ended because the options' exercise price was greater than the average market price for the common shares during the period. Additionally, options to purchase 775,051 shares of common stock at a weighted average exercise price of $23.82 per share were outstanding at December 31, 1997, but were not included in the computation of diluted earnings per share for the nine months then ended because the options' exercise price was greater than the average market price for the common shares during the period.

         The shares issuable upon conversion of Telxon's 5-3/4% Convertible Subordinated Notes and 7-1/2% Convertible Subordinated Debentures were omitted from the diluted earnings per share calculations because their inclusion at December 31, 1998 and 1997, would have had an anti-dilutive effect on earnings for the three and nine months then ended.

4.       Comprehensive Income

         Total comprehensive income consisted of the following:

                                              Nine Months
                                                 Ended
                                              December 31,
                                              ------------
                                            1998         1997
                                            ----         ----
                                               (Unaudited)

Net (loss) income                         $(50,002)   $  3,509
Other comprehensive income (expense):
Foreign Currency Translation Adjustment        569      (1,886)
                                          --------    --------
Total comprehensive (loss) income         $(49,433)   $  1,623
                                          ========    ========

5.       Inventories

         Inventories consisted of the following:

                                                                                          December 31,           March 31,
                                                                                             1998                 1998
                                                                                             ----                 ----
                                                                                          (Unaudited)         (Unaudited and
                                                                                                                As Restated)
         Purchased components                                                                $ 68,316           $ 49,514
         Work-in-process                                                                       25,659             37,375
         Finished goods                                                                        31,475             23,046
                                                                                             --------           --------
                                                                                             $125,450           $109,935
                                                                                             ========           ========

6.       Accrued Liabilities

         Accrued liabilities consisted of the following:

                                                                                          December 31,           March 31,
                                                                                             1998                 1998
                                                                                             ----                 ----
                                                                                          (Unaudited)         (Unaudited and
                                                                                                                As Restated)
         Deferred customer service revenues                                                   $13,270            $13,448
         Accrued payroll and other employee compensation                                        7,751             12,353
         Other accrued liabilities                                                             18,672             16,187
                                                                                              -------            -------
                                                                                              $39,693            $41,988
                                                                                              =======            =======

7.       Supplemental Cash Flow Information

                                                                                                     Nine Months
                                                                                                        Ended
                                                                                                    December 31,
                                                                                                    ------------
                                                                                              1998               1997
                                                                                              ----               ----
                                                                                          (Unaudited)         (Unaudited and
                                                                                                                As Restated)
         Cash paid during the period for:
         Interest                                                                            $8,946              $4,694
         Income taxes                                                                         5,506               5,502

         The $5,049 decrease in current deferred tax assets and the $5,620 decrease in non-current deferred tax assets during the nine months ended December 31, 1998, have been included in the cash flow impact of the changes in prepaid expenses and other long-term liabilities, respectively, in the accompanying consolidated statement of cash flows. The $1,934 increase in current deferred tax assets during the nine months ended December 31, 1997, has been included in the cash flow impact of the change in prepaid expenses in the accompanying consolidated statement of cash flows.

         Capital lease additions of $276 and $1,819 during the nine months ended December 31, 1998 and 1997, respectively, have been excluded from the accompanying consolidated statement of cash flows as non-cash transactions.

         The Company's re-issuance of treasury stock during the first nine months of fiscal 1999 and 1998 to satisfy purchases made by employees through the Company's 1995 Employee Stock Purchase Plan have been excluded from the accompanying consolidated statement of cash flows as non-cash transactions. See Note 11 - Other Debt and Equity Transactions for further details on the fiscal 1999 re-issuance.

8.       Litigation and Contingencies

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

         On May 8, 1998, two class action suits were filed in the Court of Chancery of the State of Delaware, in and for the County of New Castle, by certain alleged stockholders of Telxon on behalf of themselves and purported classes consisting of Telxon stockholders, other than defendants and their affiliates, relating to an alleged offer by Symbol Technologies, Inc. ("Symbol") to acquire the Company. The named defendants are Telxon and its Directors at the time, namely, Frank E. Brick, Robert A. Goodman, Dr. Raj Reddy, John H. Cribb, Richard J. Bogomolny, and Norton W. Rose.

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

         In December 1998 and January and February 1999, a total of 26 class actions were filed in the United States District Court, Northern District of Ohio, by certain alleged stockholders of the Company on behalf of themselves and purported classes consisting of Telxon stockholders, other than the defendants and their affiliates, who purchased stock during the period May 8, 1998 and January 27, 1999 or various portions thereof. The named defendants are the Company, President and Chief Executive Officer Frank E. Brick, and Senior Vice President and Chief Financial Officer Kenneth W. Haver. On February 9, 1999, the plaintiffs filed a Motion to Consolidate all of the actions. The complaints allege claims for "fraud on the market" arising from alleged misrepresentations and omissions with respect to the Company's financial performance and prospects and an alleged violation of generally accepted accounting principles by improperly recognizing revenues. Each complaint seeks certification of its purported class, unspecified compensatory damages, interest, attorneys' fees and costs. The defendants believe that these claims lack merit and they intend to vigorously defend these actions. Defendants anticipate filing a Motion to Dismiss.

         By letter dated December 18, 1998, the Staff of the Division of Enforcement of the Securities and Exchange Commission advised the Company that it was conducting a preliminary, informal inquiry into trading of the securities of the Company at or about the time of the Company's December 11, 1998 press release announcing that the Company would be restating the revenues for its second fiscal quarter ended September 30, 1998. In cooperation with the informal inquiry, the Company has voluntarily provided certain responsive information to the Staff. On January 20, 1999, the Commission issued a formal Order Directing Private Investigation And Designating Officers To Take Testimony with respect to the referenced trading and specified accounting matters, pursuant to which a subpoena duces tecum was served on the Company on February 11, 1999 requiring the production of specified documents. The Company has delivered documents to, and intends to continue cooperating fully with, the Staff.

         On February 1, 1999, Telxon filed a Complaint in the United States District Court, Northern District of Ohio, against Symbol alleging claims for (i) violation of the Lanham Act, (ii) violation of Ohio's Unfair Business Practices Statute, (iii) product disparagement, and
         (iv) tortious interference with business relationships and contracts. Each of the Company's claims are based upon false and misleading statements allegedly made in the marketplace by Symbol, the Company's primary competitor, which are damaging to Telxon. The Company is seeking preliminary and permanent injunctive relief and compensatory damages, punitive damages, and attorneys' fees in amounts to be determined at trial.

         On February 24, 1999, Symbol filed an Answer and Counterclaim to Telxon's February 1, 1999 Complaint. Symbol's Answer denies the allegations in Telxon's Complaint, and Symbol's Counterclaim alleges a single count for fraud in the inducement, related to Symbol's alleged exploration of a business combination with the Company. Symbol seeks compensatory damages of not less than $3,000, punitive damages, and reasonable attorneys' fees in amounts to be determined at trial. The Company's Response to Symbol's Counterclaim is due on March 17, 1999. Telxon believes that Symbol's claim lacks merit, and it intends to vigorously defend the counterclaim.

         Also on February 24, 1999, Symbol filed (i) a Motion to Strike from the February 1, 1999 Complaint the allegations related to a previous lawsuit by Telxon against Symbol based on unfair business practices by Symbol, in which judgment for injunctive relief in favor of Telxon was entered against Symbol, and (ii) a Motion to Dismiss from the Complaint the claims against Symbol for product disparagement and for tortious interference with business relationships and contracts, based on allegations that Telxon fails to state a cause of action as to those matters. Telxon believes that these motions lack merit, and it intends to vigorously oppose these motions. Telxon's response to these motions is due on March 11, 1999.

         In the event that any of the foregoing litigation ultimately results in a money judgment against the Company or is otherwise determined adversely to the Company by a court of competent jurisdiction, such determination could, depending on the particular circumstances, adversely affect the Company's conduct of its business and the results and condition thereof. In the normal course of its operations, the Company is subject to performance under contracts and assertions that technologies it utilizes may infringe third party intellectual properties, and is also subject to various pending legal actions and contingencies, which may include matters involving suppliers, customers, lessors of Company products to customers and lessors of equipment to the Company.

9.       Income Taxes

         The Company's consolidated provision for income taxes for the three and nine months ended December 31, 1998 reflects the valuation allowance established for the

         Company's inability to utilize domestic net operating loss benefits. The consolidated provision for income taxes was also increased by non-deductible goodwill amortization and foreign tax rate differentials. As of December 31, 1998, the Company had fully reserved for its $16,966 domestic net deferred tax assets based on its current assessment regarding the utilization of such assets.

10.      Subsidiary Stock Transactions

         During the three months ended June 30, 1998, the Company entered into a series of transactions with a business partner relating to Metanetics, a development stage subsidiary that develops image processing technology. The Company repurchased 400,000 voting common shares of Metanetics for $1,950 or $4.875 per share. Simultaneously, the business partner agreed to pay amounts due of $1,850 for previously purchased manufacturing rights and software licenses. Additionally, the companies mutually agreed to terminate such agreements and released each other from any future liability related to the original agreements. The Company had recorded the additional $1,950 investment in Metanetics as an operating expense as of June 30, 1998, because of the historical financial losses of the subsidiary and future funding requirements for its operations. However, after further assessment as part of the restatement discussed in Note 2 - Restatement above and based, in part, on an independent valuation of Metanetics, the Company has capitalized this additional investment as goodwill for the nine months ended December 31, 1998, to be amortized over a useful life of three years. Giving effect to the share repurchase, the Company's interest in the voting common stock of Metanetics was 60% at December 31, 1998.

         During the three months ended June 30, 1998, the Company's Aironet Wireless Communications, Inc. ("Aironet") subsidiary, a developer, manufacturer, and marketer of wireless LAN systems, sold 222,222 shares of its voting common stock to various third-party investors at a price of $3.50 per share. Proceeds from this sale of stock were $778. The resulting pre-tax net gain of $340 was recorded as non-operating income in the accompanying consolidated statement of operations. In addition to the sale of the shares of stock, 66,667 warrants at $3.50 per share for the purchase of Aironet voting common stock were issued. A gain of $47 relating to these warrants has been deferred until the warrants are exercised or lapse. The Company's remaining interest in the issued voting common stock of Aironet at December 31, 1998, was 76%.

         During the three months ended June 30, 1998, the Company sold the stock of its Virtual Vision subsidiary to a third party in exchange for $500 in cash and $4,500 in Series F Preferred Shares of FED Corporation at a value of $6.00 per share or 750,000 shares. The Company recorded a pre-tax gain of $900 as non-operating income in the accompanying consolidated statement of operations.

11.      Other Debt and Equity Transactions

         In September 1998, the Company entered into a product financing arrangement with a commercial finance institution under which $14,100 was advanced to one of the Company's value-added distributors. The financing agreement called for the payment of various administrative and advance fees by the Company as well as interest payable at the financial institution's prime lending rate minus .15%. As of December 31, 1998, the entire advanced amount remained outstanding and was recorded as a note payable in the accompanying consolidated balance sheet. The interest rate on this financing agreement was the financial institution's prime lending rate plus 2.5% as of December 31, 1998. Repayment of the advance by the Company is due March 26, 1999.

         During the three months ended June 30, 1998, $311 in aggregate principal amount of the Company's 7-1/2% Convertible Subordinated Debentures were surrendered for conversion into 11,621 shares of the Company's Common Stock, $.01 par value per share. The surrendered Convertible Subordinated Debentures have been canceled effective as of their conversion into common stock.

         During the first nine months of fiscal 1999, the Company repurchased 63,300 shares of its common stock, at a weighted average price of $17.19 per share, pursuant to its open market repurchase program.

         During the first nine months of fiscal 1999, the Company re-issued 94,234 shares of treasury stock, at a weighted average cost of $21.82 per share, to satisfy options exercised under the Company's stock option plans. Additionally, the Company re-issued 23,775 shares of treasury stock, at a weighted average cost of $14.88, during the first nine months of fiscal 1999 to satisfy purchases made by employees through the Company's 1995 Employee Stock Purchase Plan.

12.      Bank Waivers

         The Company has obtained waivers with respect to its revolving credit facility from the group of eight lending banks for certain covenant violations arising from the restatement described in Note 2 - Restatement above or the Company's financial results for the quarter ended December 31, 1998. Effective through March 26, 1999, the waiver included the covenants requiring the Company to maintain specified leverage, current asset, net worth and fixed charge coverage ratios. Additionally, pursuant to the credit facility agreement, the Company elected in December 1998 to reduce the available maximum credit facility from $100,000 to $75,000 in order to reduce financing costs. Then, in February 1999, as part of the most recent of the waivers noted above, the bank group further reduced the permitted borrowing amount to the lesser of $55,000 (the amount then, and which continues to be, outstanding under the facility) or the sum of eligible accounts receivable and inventory as included in the Company's borrowing base.

         Contemporaneously with the above waivers, the Company also obtained waivers under its separate $20,000 business purpose revolving promissory note with one of the banks in the above bank group. This note incorporates the same covenants as apply under the revolving credit facility, which the bank also waived with respect to the business purpose revolving promissory note through March 26, 1999. Approximately $4,000 was at December 31, 1998, and continues to be, outstanding under the note, and the Company is not able to make any further borrowings thereunder.

         In connection with the above waivers, the lenders under both the revolving credit facility and the business purpose revolving promissory note exercised their rights under the terms of their respective loans to file UCC financing statements to perfect the security interests previously conditionally granted in their favor by the Company in its accounts receivable, inventory and equipment and the proceeds thereof.

13.      Subsequent Events

         Subsequent to December 31, 1998, the Company re-issued 29,224 shares of treasury stock, at a weighted average cost of $22.98 per share, to satisfy purchases made by employees through its 1995 Employee Stock Purchase Plan.

                       TELXON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IN ADDITION TO DISCUSSING AND ANALYZING THE COMPANY'S RECENT HISTORICAL FINANCIAL RESULTS AND CONDITION, THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES STATEMENTS REGARDING CERTAIN TRENDS OR OF OTHER FORWARD-LOOKING INFORMATION CONCERNING THE COMPANY'S ANTICIPATED REVENUES, COSTS, FINANCIAL RESOURCES OR OTHERWISE AFFECTING OR RELATING TO THE COMPANY WHICH ARE INTENDED TO QUALIFY FOR THE PROTECTIONS AFFORDED "FORWARD-LOOKING STATEMENTS" UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, PUBLIC LAW 104-67. THE FORWARD-LOOKING STATEMENTS MADE HEREIN AND ELSEWHERE IN THIS FORM 10-Q/A ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. THE SUMMARY OF CERTAIN OF THE RISKS AND OTHER IMPORTANT FACTORS WHICH MAY AFFECT THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL AND OTHER CONDITION UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" BELOW SHOULD BE READ IN CONJUNCTION WITH THE MORE COMPLETE DISCUSSION OF THOSE AND OTHER RISKS AND IMPORTANT FACTORS AFFECTING THE BUSINESS, OPERATING RESULTS AND CONDITION OF THE COMPANY UNDER "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - FACTORS THAT MAY AFFECT FUTURE RESULTS", AND OTHER CAUTIONARY STATEMENTS APPEARING UNDER "ITEM 1. BUSINESS" AND ELSEWHERE, IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K, AS AMENDED BY AMENDMENTS NO. 1 AND NO. 2 ON FORM 10-K/A, FOR THE FISCAL YEAR ENDED MARCH 31, 1998.

On February 23, 1999, the Company announced that it would restate its previously issued financial statements for the fiscal years 1996, 1997 and 1998, and its unaudited interim financial statements for the first and second quarters of fiscal 1999. This restatement was based upon the completion of a review of certain judgmental accounting matters by the Audit Committee of the Board of Directors, the Company's management and the Company's outside auditors, PricewaterhouseCoopers LLP. See Note 2 - Restatement to the accompanying consolidated financial statements for further detail concerning the restatement adjustments made. The financial information for all periods included in the following discussion gives effect to the restatement and should be read in conjunction with the restated information presented in Note 2 - Restatement to the accompanying consolidated financial statements. The Company plans to file appropriate amended Forms 10-K and 10-Q reflecting the restatement for fiscal years 1996, 1997 and 1998, the first, second and third quarters of each of fiscal years 1997 and 1998 and the first and second quarters of fiscal 1999 as expeditiously as practicable over the coming weeks, and the financial information presented in this Form 10-Q/A remains subject to the finalization of the restated financial statements for those prior periods.

OVERVIEW

The Company recorded net losses of $45.9 million or $2.86 per common share (diluted) and $50.0 million or $3.11 per common share (diluted) for the third quarter and first nine months of fiscal 1999, respectively. In comparison, the Company recorded net income of $1.2 million or $.08 per common share (diluted) and $3.5 million or $.22 per common share (diluted) for the third quarter and first nine months of fiscal 1998, respectively. The results of the third quarter and first nine months of fiscal 1999 include charges of $4.5 million and $8.1 million, respectively, for costs incurred in response to takeover and proxy contest proposals and terminated discussions of proposed business combination transactions. Third quarter and first nine months of fiscal 1998 results include an asset impairment charge of $1.4 million related to the reduction of the carrying value of the Company's equity investment in a foreign distributor. As stated when the Company announced the restatement, the Company anticipates that it will incur a loss for the fourth quarter of fiscal 1999 and that it will post a net loss for fiscal 1999. The Company continues to review all aspects of its operations to improve profitability, which could result in one-time charges in the fourth quarter of fiscal 1999.

The Company operates in a rapidly changing and dynamic market, and the Company's strategies and plans are designed to adapt to changing market conditions where and when possible. However, there can be no assurance that the Company's management will identify the risks (especially those newly emerging from time to time) affecting, and their impact on, the Company and its business, that the Company's strategies and plans will take into account all market conditions and changes thereto or that such strategies and plans will be successfully implemented. Accordingly, neither the historical results presented in the Company's consolidated financial statements and discussed herein, nor any forward-looking statements in this Form 10-Q/A, are necessarily indicative of the Company's future results. See "Factors That May Affect Future Results" for a discussion of risk factors which may affect the Company's future results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's business, operating results and financial and other condition may be affected by a number of risks and other important factors, including, without limitation, the following, some of which are inherently difficult to identify and predict and/or are beyond the Company's control: general and industry-specific economic conditions; the identification and implementation of appropriate cost reduction, efficiency and other operating improvement strategies; the continued adequacy of the Company's internal and external sources of working capital; sales and manufacturing cycles from quarter to quarter and within each quarter; serving markets characterized by increasingly rapid technological change and associated changes in market demand and product obsolescence and by price erosion; intense competition; the Company's ability to gain and maintain market acceptance of its products; the levels of customer demand for the Company's products and of customers' commitments of resources to information technology investments; concentration of revenues in the retail industry, and possible decreases in their purchases from the Company in response to any downturn in general economic prospects or conditions to the extent reduced levels of new store openings are not offset by their investment in the Company's systems to improve the efficiency of existing stores; ability to penetrate and expand revenues in new and existing markets; risks associated with foreign sales and operations, including the possible affects of the adoption of the "euro"; timely and efficient enhancement of appropriate product offerings through internal development and acquisition of or investment in new businesses and technologies; dependence on, and freedom from infringement of, technologies and other proprietary rights of or by third parties; government regulation of radio and other products and product health and safety concerns; dependence on sole source, or a limited number of, suppliers; and attracting and retaining qualified employees. In addition to being subject to the foregoing factors and other cautionary statements elsewhere in this Form 10-Q/A, the Company's conduct of its business and the results and condition thereof are also subject to the possible adverse effects of certain pending litigation and other contingencies discussed in Note 8 Litigation and Contingencies to the accompanying consolidated financial statements included in
Item 1 above.

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

Year 2000 issues affect both the Company's offerings of computer products and related services to its customers as well as its own operations. The Year 2000 readiness of the Company's operations in turn involves not only its corporate information systems but also computer-based systems used directly in the conduct of its business ("Process Management Systems"), such as hardware and software engineering design tools, manufacturing equipment and customer service and maintenance tracking systems. In addition, the Company could also be affected by the Year 2000 readiness of its customers and of its suppliers of raw materials, components, peripherals, finished products and software and its providers of facilities, equipment and services. The costs of the Company's Year 2000 readiness efforts are being funded from the Company's consolidated operating cash flows and borrowings.

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

The Company has completed the software/firmware upgrades for its products which were identified to be made Year 2000 ready, subject to the completion of debugging activities. Subject to negotiated contractual commitments, the Company will make the upgrades available free of charge for products purchased after December 31, 1997 which were ordered with the latest software version as of the order date; an upgrade fee will be charged customers who requested an older software version when they ordered the equipment. Customers will be responsible for installing the upgrades, or they may retain the Company to do so for a fee. The costs to date of upgrading the Company's products to Year 2000 readiness have not been, and the Company does not expect that the remaining cost of doing so will be, material to the Company's financial position or results of operations.

The Company has purchased and is working with outside contractors to develop and install new corporate-wide information systems. Though the new systems were identified as a strategic business initiative independent of Year 2000 considerations, they are also being designed to make the Company's Information Systems Year 2000 ready. To date, the Company has installed the following phases of the new systems installation: key financial reporting; accounting; and services help desk and contract billing. While the new information systems will be dynamic ones permitting ongoing improvements as business needs are identified, the basic operational systems remaining to be installed are the order entry, manufacturing, product repair and service management, engineering documents management, and accounts receivable systems. The installation of these complex systems, comprising a substantial portion of the overall new systems installation, are expected to be substantially completed during the first quarter of fiscal 2000, though one to four additional months of work may be required in order to achieve full user acceptance.

The total capital expenditures for the new systems installation, including the addition of interfaces for "bolt-on" enhancements, is presently estimated to be approximately $28.0 million. In addition, the company will also accelerate the replacement of approximately $2.4 million of computer hardware in connection with the new systems installation. As of December 31, 1998, the Company had spent approximately $22.6 million in capital expenditures, purchased $.5 million of replacement computer hardware and leased an additional $1.0 million of replacement computer hardware. The company anticipates that it will lease all of its remaining replacement hardware requirements. The forgoing time and cost targets are management's current best estimates based on presently available information and numerous assumptions. Given the uncertainties and complexities inherent in any new system installation, there can be no assurance that the project will be completed within the expected time and cost parameters. For example, to the extent that any additional work is required after the targeted installation date in order to achieve full user acceptance of the new systems, the Company's monthly systems development expenditures have ranged from approximately $1.25 million to approximately $1.75 million.

In addition to these capitalized expenditures, the Company had incurred approximately $2.9 million of non-capitalizable expenses as of December 31, 1998 related to the new systems installation. These non-capitalizable expenses exclude the one-time, after-tax charge of $1.2 million recorded during fiscal 1998 as a change in accounting principle in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force consensus ruling "Accounting for Costs Incurred in Connection with a Consulting Contract of an Internal Project That Combines Business Process Reengineering and Information Technology Transformation". The Company estimates that it may incur an additional $1.4 million in non-capitalizable expenses in connection with the completion of the initial installation of the new systems.

The Company has engaged an outside consultant to evaluate the Year 2000 readiness of its engineering, manufacturing and customer maintenance and service Process Management Systems. The consultant's findings and recommendations were received by the Company on February 8, 1999 and are being reviewed and will be acted upon by the Company team overseeing the study, which includes senior management from each of the affected functional areas. To the extent any Year 2000 issues are identified, remediation options will include re-writing the affected software or replacing the affected hardware or software with hardware or software that is Year 2000 ready. The Company believes that, in general, replacement, Year 2000 ready hardware and software for its Process Management Systems are readily available, making that the most likely means of addressing any remediation needs identified by the consultant. The estimated cost of the study is immaterial, but until the results of the consultant's study and any follow-on analyses the company may undertake at the consultant's recommendation are evaluated by the Company, the timetable and cost for any remediation that may ultimately be required with respect to the Company's Process Management Systems cannot be estimated.

To the extent that the re-writing of affected software is selected as the means for remediating any Year 2000 issues, whether in preparing upgrades to Company products, making Process Management Systems Year 2000 ready or otherwise, given the technical nature of the task of isolating and correcting non-compliant programming and the limited internal resources available, and the increasing demand for available external resources, to perform the work, there can be no assurances as to if, when and at what cost any such software work can be completed.

The Company's own Year 2000 readiness is also affected by the Year 2000 readiness of its customers as well as of its suppliers of raw materials, components, peripherals, finished products and software and its providers of facilities, equipment and services and any failure on their part to achieve readiness in their own operations or with respect to the items they supply or otherwise provide to the Company. Insofar as no single customer has accounted for more than ten percent of the Company's revenues in recent fiscal years, the Company does not anticipate that its operating results will be materially adversely affected by the failure of any particular customer to itself be Year 2000 ready. The volume of Year 2000 inquiries which the Company has received from its customers regarding the Year 2000 readiness of the Company products they use further suggests that the

Company's customers are addressing their Year 2000 issues. The Company has made Year 2000 readiness inquiries of the current suppliers to its engineering, manufacturing and service functions and is assessing the responses, which to date have been received from approximately three-quarters of those suppliers. The responses received from the suppliers have not identified any material Year 2000 issues but generally indicate only that the respective suppliers are in the midst of their own Year 2000 readiness efforts. The Company has also made readiness inquires of its providers of facilities and related equipment and services (elevators, HVAC, utilities, etc.). As the result of a limited number of potential Year 2000 issues which those inquiries have identified to date, the Company has replaced or is in the process of updating the affected items at a nominal cost. The company is still in the process of receiving, assessing and following up on the providers' responses, most of which have indicated only that the respective providers are in the midst of their own Year 2000 readiness efforts.

There are several possible scenarios which, alone or in aggregate effect, could, depending on the particular circumstances, materially adversely affect Company's business and/or its financial results or conditions. These scenarios could affect the Year 2000 readiness of the Company's own product or service offerings, disrupt its business operations or negatively impact its operating results. The Company could be adversely affected by the failure of one or more of its suppliers of raw materials, components, peripherals, finished products or software or its providers of facilities, equipment and services to achieve Year 2000 readiness in their own operations or with respect to the items they supply or otherwise provide to the Company. If such an event were to, or circumstances indicate that one is likely to, occur, the Company would seek alternative sources of supply (the Company periodically reviews its sourcing options as part of its general operating procedures independent of Year 2000 concerns) or seek to develop or obtain a software upgrade to make the affected item Year 2000 ready. As with all businesses such as the Company engaged in some facet of the computer industry, there is a risk that the Company's customers may, in advance of or after the change in the millennium, experience Year 2000 failures or other difficulties in their use of computer systems comprised of or incorporating products or services furnished by the Company and may commence legal action or seek other compensation for their resulting losses; such legal actions, even if not ultimately determined adversely to the Company, would likely involve significant defense costs to the Company, particularly where the combination of products and/or services of several different vendors in addition to the Company in the subject customer system presents complex issues for isolating the cause of the Year 2000 problem and determining the vendor responsible for that problem. Disruptions in the economy generally, domestically and/or in foreign countries, resulting from Year 2000 issues could also materially affect the Company. At this time, the Company does not believe that the likelihood of any of the above scenarios occurring can be reliably predicted, or that the nature or extent of their possible adverse effects on the Company, can be reasonably estimated. Though the Company currently does not have formal contingency plans in place to address any particular possible Year 2000 scenario, the Company intends to develop appropriate contingency plans if and when any significant risks relating to its Year 2000 readiness can be more definitely identified.

RESULTS OF OPERATIONS

REVENUES

                                                              THREE MONTHS ENDED
                                                              ------------------
                                                                 DECEMBER 31,                      INCREASE/(DECREASE)
                                                                 ------------                      -------------------
                                                            1998               1997            DOLLAR           PERCENTAGE
                                                            ----               ----            ------           ----------
                                                                       (IN  THOUSANDS)

Net Revenues:
   Product, net                                            $76,393           $ 97,581          $(21,188)            (21.7)%
   Customer service, net                                    20,016             19,835               181               0.9%
                                                           -------           --------          --------
   Total net revenues                                      $96,409           $117,416          $(21,007)            (17.9)%
                                                           =======           ========          ========

                                                               NINE MONTHS ENDED
                                                               -----------------
                                                                  DECEMBER 31,                     INCREASE/(DECREASE)
                                                                  ------------                     -------------------
                                                            1998               1997            DOLLAR           PERCENTAGE
                                                            ----               ----            ------           ----------
                                                                       (IN  THOUSANDS)

Net Revenues:
   Product, net                                           $255,975           $274,528          $(18,553)             (6.8)%
   Customer service, net                                    62,222             57,239             4,983               8.7%
                                                          --------           --------           -------
   Total net revenues                                     $318,197           $331,767          $(13,570)             (4.1)%
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

The decrease in consolidated product revenues during the third quarter of fiscal 1999 from fiscal 1998 levels primarily reflects the absence in the current quarter of a sale of approximately $30.0 million to a major domestic retail customer recorded in the third quarter of fiscal 1998. Additionally, third quarter fiscal 1999 consolidated product revenues were lower than expected due to the unanticipated cancellation of a $13.0 million order to a large domestic logistics company in early December 1998 and by the unexpected delay in the roll-out of two large retail projects totaling $18.0 million. Consolidated product revenues for the third quarter of fiscal 1999 were also negatively impacted by a $5.4 million increase in the amounts provided for domestic product sales returns, necessitated by an increase in the Company's historical product return experience and specific product return issues, particularly with the Company's value-added distributors. However, an increase in domestic unit volumes, adjusted for the $30.0 million prior year transaction, and a $3.2 million increase in International product revenues, driven primarily by higher Canadian subsidiary and foreign distributor sales, served to partially offset the overall reduction in consolidated product revenues between the two periods.

Similarly, consolidated product revenues for the first nine months of fiscal 1999 were negatively impacted by the absence of the $30.0 million prior year sale to a major domestic retail customer, a $11.7 million increase in domestic product returns and a $11.5 million increase in the amounts provided for domestic product sales returns. The increase in the domestic product sales return reserves was necessitated by an increase in the Company's historical product return experience and specific product return issues, particularly in the Company's value-added distribution channel. Consolidated product revenues for the first nine months of fiscal 1999 were also lower due to the unanticipated cancellation of a $13.0 million order to a large domestic logistics company in early December 1998 and by the unexpected delay in the roll-out of two large retail projects totaling $18.0 million. An increase in domestic unit volumes, adjusted for the $30.0 million prior year transaction, and a $5.8 million increase in International product revenues, due primarily to higher Canadian and European subsidiaries and foreign distributor sales, served to partially offset the overall reduction in consolidated product revenues between the two periods.

The Company expects consolidated product revenue for the fourth quarter of fiscal 1999 to be higher than the levels experienced during the third quarter of fiscal 1999. However, it is anticipated that consolidated product revenues for the fourth quarter of fiscal 1999 will be less than those in the fourth quarter of fiscal 1998.

The increase in consolidated customer service revenues during the first nine months of fiscal 1999 from fiscal 1998 levels was primarily the result of the continued growth of the installed base of the Company's products.

The Company anticipates that fourth quarter fiscal 1999 customer services revenues will be slightly greater than those recorded during the third quarter of fiscal 1999.

Revenues from the Company's international operations (including Canada) increased $3.7 million or 12.1% and $7.5 million or 8.2% in the third quarter and first nine months of fiscal 1999, respectively, from fiscal 1998 levels. This increase was attributable primarily to the increased revenues recorded by the Company's European and Canadian subsidiaries as well as increased sales to foreign distributors. The European Economic and Monetary Union and a new currency, the "euro," began in Europe on January 1, 1999. As the Company operates in certain of these countries, the adoption of the euro may have an impact on its financial results. While the Company's initial assessment is that the adoption of the euro will not have a material adverse affect on the Company, the Company will continue to monitor trends, issues and events related to the adoption of the euro and their potential impact on the Company and its financial results and operations.

COST OF REVENUES

                                                               THREE MONTHS ENDED
                                                               ------------------
                                                                   DECEMBER 31,                         INCREASE
                                                                   ------------                         --------
                                                            1998                1997            DOLLAR           PERCENTAGE
                                                            ----                ----            ------           ----------
                                                                       (IN  THOUSANDS)

Cost of Revenues:
   Product                                                 $57,446            $57,066            $  380               0.7%
   Customer service                                         14,047             12,249             1,798              14.7%
                                                            ------            -------            ------
   Total cost of revenues                                  $71,493            $69,315            $2,178               3.1%
                                                           =======            =======            ======

Cost of product revenues as a
   percentage of product revenues,
   net                                                       75.2%              58.5%

Cost of customer service revenues
   as a percentage of customer
   service revenues, net                                     70.2%              61.8%

                                                              NINE MONTHS ENDED
                                                              -----------------
                                                                 DECEMBER 31,                           INCREASE
                                                                 ------------                           --------
                                                            1998                1997            DOLLAR           PERCENTAGE
                                                            ----                ----            ------           ----------
                                                                       (IN  THOUSANDS)


Cost of Revenues:
   Product                                                $169,388           $163,684           $ 5,704               3.5%
   Customer service                                         40,375             35,711             4,664              13.1%
                                                          --------           --------           -------
   Total cost of revenues                                 $209,763           $199,395           $10,368               5.2%
                                                          ========           ========           =======

Cost of product revenues as a
   percentage of product revenues,
   net                                                       66.2%              59.6%

Cost of customer service revenues
   as a percentage of customer
   service revenues, net                                     64.9%              62.4%

Consolidated product gross margin decreased to 24.8% in the third quarter of fiscal 1999 from 41.5% in the third quarter of fiscal 1998. The decrease in consolidated product gross margin between the two periods was due, in part, to the absence in the current quarter of the approximately $30.0 million sale to a major domestic retail customer recorded in the third quarter of fiscal 1998, which increased that period's consolidated product gross margin by approximately 5.2%. Consolidated product gross margin was also negatively impacted by increased costs in the Company's value-added distribution channel, a $1.8 million increase in domestic inventory provisions and a $1.4 million increase in manufacturing expenses due to lower than expected volumes.

Additionally, consolidated product gross margin for the first nine months of fiscal 1999 decreased to 33.8% from 40.4% for the first nine months of fiscal 1998. The decrease in consolidated product gross margin between the two periods was due, in part, to a general increase in domestic manufacturing expenses during fiscal 1999 that was not offset by an increase in average selling price. Year-to-date fiscal 1999 consolidated product gross margin was also lower than comparable fiscal 1998 levels because of the absence in the current fiscal year of the approximately $30.0 million sale to a major domestic retail customer recorded during the first nine months of fiscal 1998, which increased that period's consolidated product gross margin by approximately 1.6%. Consolidated product gross margin for the first nine months of fiscal 1999 was also negatively impacted by increased costs in the Company's value-added distribution channel, a $1.6 million increase in inventory provisions and a $1.6 million increase in product warranty reserves over fiscal 1998 levels.

The Company expects continued consolidated product gross margin pressures for the fourth quarter of fiscal 1999. While the Company does anticipate improvements in the consolidated product gross margin from third quarter fiscal 1999 levels primarily reflecting anticipated increased sales volumes, the fourth quarter fiscal 1999 consolidated product gross margin is expected to be below fourth quarter fiscal 1998 levels.

Consolidated customer service gross margin decreased to 29.8% in the third quarter of fiscal 1999 from 38.2% in the third quarter of fiscal 1998. Additionally, consolidated customer service margin for the first nine months of fiscal 1999 decreased to 35.1% from 37.6% during the same period in fiscal 1998. The decrease in consolidated customer service gross margin in both the third quarter and first nine months of fiscal 1999 from comparable fiscal 1998 levels was primarily the result of the higher costs associated with servicing the Company's increasingly complex units that were not entirely offset by increases in maintenance and repair revenues.

The Company expects fourth quarter fiscal 1999 consolidated customer service gross margin to remain consistent with third quarter fiscal 1999 gross margin levels.

At December 31, 1998, consolidated inventory allowance accounts increased to $15.6 million from $11.7 million at March 31, 1998. As a percentage of consolidated gross inventories, the Company's consolidated inventory allowances increased to 11.0% at December 31, 1998, from 9.6% at March 31, 1998. The increase in consolidated inventory allowance accounts during the first nine months of fiscal 1999 represents the Company's provision for obsolescence as well as provisions related to the Company's remanufacturing operations and test equipment held by customers. The Company anticipates continuing to provide for inventory obsolescence resulting from technological change.

OPERATING EXPENSES

                                                                    THREE MONTHS ENDED
                                                                    ------------------
                                                                       DECEMBER 31,                 INCREASE/(DECREASE)
                                                                       ------------                 -------------------
                                                                  1998            1997            DOLLAR       PERCENTAGE
                                                                  ----            ----            ------       ----------
                                                                             (IN THOUSANDS)

Operating Expenses:
   Selling expenses                                             $22,828          $20,791         $ 2,037              9.8%
   Product development and
      engineering expenses                                       10,670            9,876             794              8.0%
General and administrative
   expenses                                                      13,610            9,662           3,948             40.9%
                                                                -------           ------         -------
Total operating expenses before
   other operating items                                        $47,108          $40,329         $ 6,779             16.8%
                                                                =======          =======         =======

Other operating items:
   Unconsummated business combination
     costs                                                       $4,491           $   --          $4,491               N.M.
   Asset impairment charge                                           --            1,434          (1,434)          (100.0)%
                                                                 ------          -------         --------
Total other operating items                                      $4,491          $ 1,434          $3,057            213.2%
                                                                 ======          =======          ======

                                                                    NINE MONTHS ENDED
                                                                    -----------------
                                                                       DECEMBER 31,                   INCREASE/DECREASE
                                                                       ------------                   -----------------
                                                                  1998            1997            DOLLAR       PERCENTAGE
                                                                  ----            ----            ------       ----------
                                                                             (IN THOUSANDS)

Operating Expenses:
   Selling expenses                                            $ 67,699         $ 59,727         $ 7,972             13.3%
   Product development and
      engineering expenses                                       29,107           28,527             580              2.0%
General and administrative
   expenses                                                      33,541           29,030           4,511             15.5%
                                                               --------         --------         -------
Total operating expenses before
   other operating items                                       $130,347         $117,284         $13,063             11.1%
                                                               ========         ========         =======

Other operating items:
   Unconsummated business combination
      costs                                                      $8,070           $   --         $ 8,070               N.M.
   Asset impairment charge                                           --            1,434          (1,434)          (100.0)%
                                                                 ------           ------         -------
Total other operating items                                      $8,070           $1,434         $ 6,636            462.8%
                                                                 ======           ======         =======

Consolidated selling expenses as a percentage of consolidated total revenues increased to 23.7% in the third quarter of fiscal 1999 from 17.7% in the third quarter of fiscal 1998. Additionally, selling expenses as a percentage of consolidated total revenues increased to 21.3% in the first nine months of fiscal 1999 from 18.0% in the first nine months of fiscal 1998. The increase in consolidated selling expenses for the third quarter and first nine months of fiscal 1999 from comparable fiscal 1998 levels was due primarily to the Company's increased investment in personnel and resources as well as increased expenditures relating to its value-added distribution channel. Consolidated selling expenses for the third quarter and first nine months of fiscal 1999 were also negatively impacted by $.8 million and $2.4 million increases, respectively, in provisions for doubtful customer accounts over comparable fiscal 1998 levels. The total provision for doubtful accounts for the third quarter and first nine months of fiscal 1999 include $.4 million and $3.6 million, respectively, related to the past due accounts receivable of a foreign distributor. The Company recorded provisions of $.7 million and $2.6 million, respectively, during the third quarter and first nine months of fiscal 1998 for the past due accounts receivable of the referenced foreign distributor.

The Company expects fourth quarter fiscal 1999 consolidated selling expenses (excluding the impact of bad debt write-offs or recoveries related to the referenced foreign distributor) to be comparable to third quarter fiscal 1999 levels.

Consolidated product development and engineering expenses for the third quarter and first nine months of fiscal 1999 reflect an increase in domestic product development and engineering expenses from comparable fiscal 1998 levels, partially offset by the absence of the engineering costs of the Company's former Virtual Vision, Inc. subsidiary ("Virtual Vision") sold in the first quarter of fiscal 1999. Included in the Company's consolidated third quarter and first nine months of fiscal 1998 results were $.7 million and $1.9 million, respectively, of product development and engineering expenses incurred by Virtual Vision. The increase in domestic product development and engineering expenses was due primarily to the Company's increased utilization of external professional services in its development of new products as well as higher material costs. These increases were partially offset by a decrease in internal personnel expenses. Third quarter and first nine months of fiscal 1999 consolidated product development and engineering expenses also reflect an increase in the engineering costs incurred by the Company's Aironet Wireless Communications, Inc. subsidiary ("Aironet"), a developer, manufacturer and marketer of wireless LAN systems.

The Company expects fourth quarter fiscal 1999 consolidated product development and engineering expenses to be comparable to third quarter fiscal 1999 levels.

During the first nine months of fiscal 1999, the Company capitalized internal software development costs in accordance with the requirements of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" aggregating $4.4 million. The capitalization of these costs were offset by amortization of $5.6 million on previously unamortized software.

The Company anticipates the dollar amount of internal software development costs capitalized during the remainder of fiscal 1999 to be lower than the comparable fiscal 1998 levels.

The increase in consolidated general and administrative expenses during the third quarter and first nine months of fiscal 1999 from comparable fiscal 1998 levels was due primarily to increased external professional services costs as well as higher costs associated with the Company's installation of its new corporate-wide information systems. During the third quarter and first nine months of fiscal 1999, the Company expensed $1.2 million and $2.4 million, respectively, of costs associated with the installation of these new systems. In comparison, the Company expensed costs of $.2 million and $.4 million, respectively, during the third quarter and first nine months of fiscal 1998 for the installation of these new systems. Also included in the consolidated general and administrative expenses for the third quarter of fiscal 1999 is an approximately $1.3 million charge related to the purchase of an interest in a joint venture in the People's Republic of China licensing technology from the Company's Metanetics Corporation subsidiary ("Metanetics"). As the entity purchased was a development stage enterprise with no operations, the amount of the purchase has been expensed as start-up costs in the current period.

The Company anticipates that general and administrative expenses (excluding any one-time charges) for the fourth quarter of fiscal 1999 will be comparable or slightly lower than third quarter of fiscal 1999 levels.

During the first nine months of fiscal 1999 the Company incurred costs in response to an unsolicited takeover proposal in the first quarter and to a proxy contest initiated by a stockholder of the Company late in the first quarter which was settled during the second quarter. During the third quarter of fiscal 1999, the Company also incurred costs relating to discussions of proposed business combination transactions which have been terminated. For these items, the Company recorded $4.5 million and $8.1 million for the third quarter and the nine months, respectively, under the caption of "Unconsummated Business Combination Costs" on the accompanying statement of operations. The terms of the proxy contest settlement included an agreement by the Company that, from September 1, 1998, to May 31, 1999, it will take all actions necessary to declare its shareholder rights plan inapplicable to any fully financed, all-cash tender offer that, among other things, ensures holders of the Company's common stock a price per share that is in excess of the greater of $40 or 140% of the average closing price per share of the Company's common stock during a specified period ending before the announcement of the tender offer.

During the first quarter of fiscal 1999, the Company entered into a series of transactions with a business partner relating to Metanetics, a development stage subsidiary that develops image processing technology. The Company repurchased 400,000 voting common shares of Metanetics for approximately $2.0 million or $4.875 per share. Simultaneously, the business partner agreed to pay amounts due of approximately $1.9 million for previously purchased manufacturing rights and software licenses. Additionally, the companies mutually agreed to terminate such agreements and released each other from any future liability related to the original agreements. The Company had recorded the additional $2.0 million investment in Metanetics as an operating expense as of June 30, 1998, because of the historical financial losses and future funding requirements for its operations. However, after further assessment as part of the restatement discussed in Note 2 - Restatement and based, in part, on an independent valuation of Metanetics, the Company has capitalized this additional investment as goodwill for the nine months ended December 31, 1998, to be amortized over a useful life of three years. Giving effect to the share repurchase, the Company's interest in the voting common stock of Metanetics was 60% at December 31, 1998.

During the third quarter of fiscal 1998, the Company recorded a $1.4 million asset impairment charge to reduce the carrying value of its equity investment in the referenced foreign distributor.

The Company continues to assess its long-lived assets for appropriate valuation as required by SFAS No. 121. The Company may take discrete impairment charges in the future to adjust the carrying value of these long-lived assets to their estimated net realizable value if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

OTHER NON-OPERATING INCOME (EXPENSE), NET

                                                               THREE MONTHS ENDED
                                                               ------------------
                                                                  DECEMBER 31,                     INCREASE/(DECREASE)
                                                                  ------------                     -------------------
                                                            1998               1997            DOLLAR             PERCENTAGE
                                                            ----               ----            ------             ----------
                                                                       (IN  THOUSANDS)

Non-Operating Income (Expense):
  Interest income                                          $   226           $   340           $(114)               (33.5)%
  Interest expense                                          (2,499)           (1,752)            747                 42.6%
  Other non-operating expense, net                            (238)             (160)             78                 48.8%
                                                           -------           -------           -----
Total non-operating expense, net                           $(2,511)          $(1,572)          $ 939                 59.7%
                                                           =======           =======           =====

                                                               NINE MONTHS ENDED
                                                               -----------------
                                                                  DECEMBER 31,                     INCREASE/(DECREASE)
                                                                  ------------                     -------------------
                                                            1998               1997           DOLLAR              PERCENTAGE
                                                            ----               ----           ------              ----------
                                                                       (IN  THOUSANDS)

Non-Operating Income (Expense):
  Interest income                                          $   569           $ 1,258          $ (689)               (54.8)%
  Interest expense                                          (6,829)           (5,355)          1,474                 27.5%
  Other non-operating income
    (expense), net                                           1,025              (324)          1,349                416.4%
                                                           -------           -------          ------
Total non-operating expense, net                           $(5,235)          $(4,421)         $  814                 18.4%
                                                           =======           =======          ======

The increase in consolidated interest expense during the third quarter and first nine months of fiscal 1999 from comparable fiscal 1998 levels reflects the Company's increased borrowings against its revolving credit facilities to meet operating cash flow requirements. The Company expects consolidated interest expense for the remainder of fiscal 1999 to increase from comparable fiscal 1998 levels.

During the first quarter of fiscal 1999, the transaction to sell the stock of Virtual Vision to a third party was consummated, resulting in a $.9 million non-operating gain.

During the first quarter of fiscal 1999, Aironet sold 222,222 shares of its voting common stock to various third-party investors at a price of $3.50 per share. The resulting pre-tax net gain of approximately $.3 million was recorded as other non-operating income in the accompanying consolidated statement of operations. In addition to the sale of the shares of stock, 66,667 warrants at $3.50 per share for the purchase of Aironet voting common stock were issued. A gain of approximately $.05 million relating to these warrants has been deferred until the warrants are exercised or lapse. The Company's remaining interest in the voting common stock of Aironet at December 31, 1998, was 76%.

INCOME TAXES

                                                               THREE MONTHS ENDED
                                                               ------------------
                                                                  DECEMBER 31,                          INCREASE
                                                                  ------------                          --------
                                                           1998               1997              DOLLAR           PERCENTAGE
                                                           ----               ----              ------           ----------
                                                                       (IN  THOUSANDS)

Income Taxes:
   Provision for income taxes                              $16,659            $2,280            $14,379           630.7%

                                                             NINE MONTHS ENDED
                                                             -----------------
                                                                DECEMBER 31,                             INCREASE
                                                                ------------                             --------
                                                           1998               1997              DOLLAR           PERCENTAGE
                                                           ----               ----              ------           ----------
                                                                       (IN  THOUSANDS)

Income Taxes:
   Provision for income taxes                              $14,784            $4,484            $10,300           229.7%

The increase in the Company's consolidated provision for income taxes in the third quarter and first nine months of fiscal 1999 from comparable fiscal 1998 levels was due primarily to the valuation allowance established for the Company's inability to utilize domestic net operating loss benefits. The consolidated provision for income taxes was also increased by non-deductible goodwill amortization and foreign tax rate differentials. As of December 31, 1998, the Company had fully reserved for its approximately $17.0 million domestic net deferred tax assets based on its current assessment regarding the utilization of such assets.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

                                                            THREE MONTHS ENDED
                                                            ------------------
                                                               DECEMBER 31,                          (DECREASE)
                                                               ------------                          ----------
                                                         1998               1997              DOLLAR           PERCENTAGE
                                                         ----               ----              ------           ----------
                                                                       (IN  THOUSANDS)

   Cumulative effect of accounting
      change, net of taxes                               $--                $1,240            $(1,240)          (100.0)%

                                                             NINE MONTHS ENDED
                                                             -----------------
                                                               DECEMBER 31,                          (DECREASE)
                                                               ------------                          ----------
                                                         1998               1997              DOLLAR           PERCENTAGE
                                                         ----               ----              ------           ----------
                                                                       (IN  THOUSANDS)

   Cumulative effect of accounting
      change, net of taxes                               $--                $1,240            $(1,240)          (100.0)%

During the third quarter of fiscal 1998, the Company recorded a one-time, after-tax, non-cash charge of $1.2 million to expense previously capitalized costs associated with the Company's corporate-wide information systems implementation project. These previously capitalized costs were expensed in accordance with the FASB's Emerging Issues Task Force consensus ruling, "Accounting for Costs Incurred in Connection with a Consulting Contract of an Internal Project That Combines Business Process Reengineering and Information Technology Transformation".

FINANCIAL CONDITION

LIQUIDITY

                                                                                                              DOLLAR
                                                               DECEMBER 31,               MARCH 31,          INCREASE
                                                                   1998                     1998            (DECREASE)
                                                                   ----                     ----            ----------
                                                                                (IN THOUSANDS EXCEPT RATIOS)

Cash and cash equivalents                                        $ 30,057                 $ 27,500            $ 2,557
Accounts receivable                                               114,507                  121,932             (7,425)
Notes and other receivables                                        13,044                   16,532             (3,488)
Inventories                                                       125,450                  109,935             15,515
Other                                                              13,344                   16,084             (2,740)
                                                                 --------                 --------            -------
Total current assets                                             $296,402                 $291,983            $ 4,419
                                                                 ========                 ========            =======

Notes payable                                                    $ 70,614                 $  3,000            $67,614
Capital lease obligations                                             710                      968               (258)
Accounts payable                                                   59,993                   58,634              1,359
Income taxes payable                                                2,493                    3,466               (973)
Accrued liabilities                                                39,693                   41,988             (2,295)
                                                                 --------                 --------            -------
Total current liabilities                                        $173,503                 $108,056            $65,447
                                                                 ========                 ========            =======

Working capital (current assets
   less current liabilities)                                     $122,899                 $183,927           $(61,028)
                                                                 ========                 ========           =========

Current ratio (current assets divided
   by current liabilities)                                       1.7 to 1                 2.7 to 1

The decrease in the Company's consolidated working capital at December 31, 1998, from March 31, 1998, was due primarily to the increase in notes and accounts payable and decreases in accounts and notes receivable and other current assets. These reductions in working capital were partially offset by increases in inventories and cash and a decrease in accrued liabilities. The increase in notes payable between the two periods reflects the Company's increased reliance on its revolving credit facilities to meet operating cash flow requirements. The decrease in accounts receivable between the two periods was due primarily to the reduction in consolidated total revenues, partially offset by the increase in consolidated days sales outstanding ("DSO"). Consolidated DSO increased to approximately 110 days at December 31, 1998, from approximately 84 days at March 31, 1998. The increase in DSO reflects the Company's granting of extended terms and the increase in the amount of accounts receivable due from distributors who are granted longer standard payments terms. The increase in consolidated inventories between the two periods was due primarily to the Company's purchase of material in anticipation of previously forecasted production levels. Consolidated inventory turns decreased to 2.0 at December 31, 1998, from 2.3 at March 31, 1998.

During the second quarter of fiscal 1999, the Company extended to August 3, 1999, the $20.0 million in bank credit which it maintains under its business purpose revolving promissory note in addition to its larger revolving credit agreement.

The Company has obtained waivers with respect to its revolving credit facility from the group of eight lending banks for certain covenant violations arising from the restatement described in note 2 above or the Company's financial results for the quarter ended December 31, 1998. Effective through March 26, 1999, the waiver included the covenants requiring the Company to maintain specified leverage, current asset, net worth and fixed charge coverage ratios. Additionally, pursuant to the credit facility agreement, the Company elected in December 1998 to reduce the available maximum credit facility from $100.0 million to $75.0 million in order to reduce financing costs. Then, in February 1999, as part of the most recent of the waivers noted above, the bank group further reduced the permitted borrowing amount to the lesser of $55.0 million (the amount then, and which continues to be, outstanding under the facility) or the sum of eligible accounts receivable and inventory as included in the Company's borrowing base.

Contemporaneously with the above waivers, the Company also obtained waivers under its separate $20.0 million business purpose revolving promissory note, the lender under which is also one of the banks in the above bank group. This note incorporates the same covenants as apply under the revolving credit facility, which the bank also waived with respect to the business purpose revolving promissory note through March 26, 1999. Approximately $4.0 million was at December 31, 1998, and continues to be, outstanding under the note, and the Company is not able to make any further borrowings thereunder.

In connection with the above waivers, the lenders under both the revolving credit facility and the business purpose revolving promissory note exercised their rights under the terms of their respective loans to file UCC financing statements to perfect the security interests previously conditionally granted in their favor by the Company in its accounts receivable, inventory and equipment and the proceeds thereof.

The Company is currently negotiating with its existing lenders in order to extend the waivers, which will allow the Company to continue its discussions with several prospective asset-based lenders for a replacement facility. The Company expects to be able to obtain satisfactory replacement credit arrangements on a timely basis, but there is no assurance whether or when the Company will be able to obtain an adequate replacement facility on acceptable terms. In the event that the current waivers are not extended beyond March 26, 1999, or until a replacement facility is obtained, the Company will be in default of, and subject to the lenders' rights of acceleration under, its existing credit agreements and the lenders' rights and remedies as secured parties.

Pending an agreement by the lenders to permit additional borrowings under the Company's existing credit facilities or the establishment of a replacement credit facility, the Company has been relying, and will continue to rely, upon internally generated cash flows. The Company presently projects that its collections of accounts receivable will be in amounts and at times that are believed to be sufficient, together with its cash on hand, to support the Company's efforts to manage the payment of the amounts presently owing to or subsequently incurred with its suppliers in a manner which does not disrupt the flow of necessary materials, components or services to the Company.

The Company is currently considering a variety of measures to increase its cash flows from operating, financing and investing activities. Operating cash flows may be enhanced primarily by increased collection of accounts receivable, reductions in inventories and controls on operating expenses. However, there is no assurance that (i) the Company will actually generate cash from its internal sources in the amounts and at the times presently projected by the Company,
(ii) that the cash generated from such sources will be sufficient to support the Company's efforts to manage the payment of the amounts presently owing to or subsequently incurred with its suppliers in a manner which does not disrupt the flow of necessary materials, components or services to the Company or to meet the Company's other cash requirements, or (iii) any other internal sources of cash flows can be accessed on a timely basis in meaningful amounts and on acceptable terms. In addition, in the event that any payments may ultimately be required in the near term in respect of the litigation, commitments and contingencies referenced in note 8 to the accompanying consolidated financial statements, such payments could have a material adverse effect on the Company's cash flows and, in turn, on the Company's results of operations and financial condition.

CASH FLOWS FROM OPERATING ACTIVITIES

                                                                                                                  DOLLAR
                                                                                  NINE MONTHS                    INCREASE
                                                                                  -----------                   (DECREASE)
                                                                              ENDED DECEMBER 31,                    IN
                                                                              ------------------                CASH FLOW
                                                                           1998                1997               IMPACT
                                                                           ----                ----               ------
                                                                                          (IN THOUSANDS)

Net (loss) income                                                         $(50,002)            $  3,509         $(53,511)
Cumulative effect of accounting change                                          --                2,176           (2,176)
Depreciation and amortization                                               19,622               19,826             (204)
Asset impairment charge                                                         --                1,434           (1,434)
Provision for inventory obsolescence                                         6,787                5,157            1,630
Provision for doubtful accounts                                              5,249                2,639            2,610
Accounts and notes receivable                                               13,110              (10,364)          23,474
Inventories                                                                (22,045)             (22,399)             354
Prepaid expenses and other                                                   3,372               (3,073)           6,445
Intangibles and other assets                                                 2,806               (1,985)           4,791
Accounts payable and accrued liabilities                                      (836)              (8,008)           7,172
Other long-term liabilities                                                  4,012                 (554)           4,566
Other                                                                          (28)                 973           (1,001)
                                                                          --------             --------         --------
Net cash used in operating activities                                     $(17,953)            $(10,669)        $ (7,284)
                                                                          ========             ========         ========

The increase in the net cash used in the Company's consolidated operating activities during the first nine months of fiscal 1999 from comparable fiscal 1998 levels was due primarily to the decrease in the Company's consolidated net earnings and the absence of the positive cash flow impact of the cumulative effect of an accounting change and asset impairment charge recorded during the first nine months of fiscal 1998. These negative cash flow items were partially offset by the positive cash flow impact of the increase in inventory obsolescence and doubtful accounts provisions and the overall reduction in working capital at December 31, 1998, from December 31, 1997 levels.

CASH FLOWS FROM INVESTING ACTIVITIES

                                                                                                                  DOLLAR
                                                                                  NINE MONTHS                    INCREASE
                                                                                  -----------                   (DECREASE)
                                                                              ENDED DECEMBER 31,                    IN
                                                                              ------------------                 CASH FLOW
                                                                           1998                1997               IMPACT
                                                                           ----                ----               ------
                                                                                          (IN THOUSANDS)

   Additions to property and equipment                                    $(26,538)            $(19,157)         $(7,381)
   Software and other investments                                           (4,792)              (3,172)          (1,620)
   Purchase of non-marketable investments                                   (1,950)              (5,500)           3,550
   Proceeds from the sale of non-marketable
     investments                                                                --                1,033           (1,033)
   Proceeds from the sale of property and
     equipment                                                                  --                  866             (866)
   Other                                                                       134                 (140)             274
                                                                          --------             --------          -------
Net cash used in investing activities                                     $(33,146)            $(26,070)         $(7,076)
                                                                          ========             ========          =======

The increase in the net cash used in the Company's consolidated investing activities during the first nine months of fiscal 1999 from comparable fiscal 1998 levels was due primarily to increased investments in the Company's new corporate-wide information systems and software for sale or lease to customers in products or as application software, as well as the absence of proceeds from the sale of non-marketable investments and property and equipment recorded during the first nine months of fiscal 1998. These increased uses of cash were partially offset by the reduction in the purchase of non-marketable investments in emerging technology companies between the two periods. During the first nine months of fiscal 1999, the Company recorded a $8.2 million increase in the capitalization of expenditures relating to the installation of new corporate-wide information systems from amounts capitalized during the first nine months of fiscal 1998. As of December 31, 1998, the Company has capitalized $22.6 million of the total estimated capital expenditures of approximately $28.0 million for the new systems. The Company anticipates additional capitalization of costs associated with the new corporate-wide information systems during the remainder of fiscal 1999 and into fiscal 2000 as discussed above under "Readiness for the Year 2000".

CASH FLOWS FROM FINANCING ACTIVITIES

                                                                                                                DOLLAR
                                                                                  NINE MONTHS                  INCREASE
                                                                                  ------------                (DECREASE)
                                                                               ENDED DECEMBER 31,                 IN
                                                                               ------------------              CASH FLOW
                                                                           1998                1997              IMPACT
                                                                           ----                ----              ------
                                                                                          (IN THOUSANDS)

   Notes payable, net                                                      $53,526               $2,949          $50,577
   Purchase of treasury stock                                               (1,088)              (4,928)           3,840
   Proceeds from exercise of stock options                                   1,793                6,958           (5,165)
   Other                                                                      (891)                (504)            (387)
                                                                           -------               ------          -------
Net cash provided by financing activities                                  $53,340               $4,475          $48,865
                                                                           =======               ======          =======

The increase in the net cash provided by the Company's consolidated financing activities for the first nine months of fiscal 1999 from fiscal 1998 levels was due primarily to the increase in the Company's borrowings against its revolving credit facilities to meet operating cash flow requirements and the reduction in the amount of Company common stock repurchased under its open market repurchase program. These increases were partially offset by the decrease in the proceeds from the exercise of stock options, reflecting the decrease in the market price of the Company's common stock.

In September 1998, the Company entered into a product financing arrangement with a commercial finance institution under which $14.1 million was advanced with respect to one of the Company's value-added distributors. The financing agreement called for the payment of various administrative and advance fees by the Company as well as interest payable at the financial institution's prime lending rate minus .15%. As of December 31, 1998, the entire advanced amount remained outstanding and was recorded as a note payable in the accompanying consolidated balance sheet. The interest rate on this financing agreement was the financial institution's prime lending rate plus 2.5% as of December 31, 1998. The Company's repayment of the unpaid balance of the advance is due March 26, 1999.

OTHER TRANSACTIONS

During the first nine months of fiscal 1999, $.3 million in aggregate principal amount of the Company's 7-1/2% Convertible Subordinated Debentures were surrendered for conversion into 11,621 shares of the Company's common stock. The surrendered Convertible Subordinated Debentures have been canceled effective as of their conversion into common stock.

During the first nine months of fiscal 1999, the Company repurchased 63,300 shares of its common stock, at a weighted average price of $17.19 per share, pursuant to its open market repurchase program.

During the first nine months of fiscal 1999, the Company re-issued 94,234 shares of treasury stock, at a weighted average cost of $21.82 per share, to satisfy stock options exercised under the Company's stock option plans. Additionally, the Company re-issued 23,775 shares of treasury stock, at a weighted average cost of $14.88, during the first nine months of fiscal 1999 to satisfy purchases made by employees through the Company's 1995 Employee Stock Purchase Plan.

SUBSEQUENT EVENTS

Subsequent to December 31, 1998, the Company re-issued 29,224 shares of treasury stock, at a weighted average cost of $22.98 per share, to satisfy purchases made by employees through its 1995 Employee Stock Purchase Plan.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 8 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q/A for a discussion of the material pending legal proceedings to which the Company is a party, which footnote discussion is incorporated in this Part II by this reference.

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

                                           10.3.1.e        Waiver and Agreement,
                                                           dated as of December
                                                           29, 1998, with
                                                           respect to the
                                                           Agreement included as
                                                           Exhibit 10.3.1 above,
                                                           filed with the
                                                           Original Filing.

                                           10.3.1.f        Waiver Extension and
                                                           Agreement, dated as
                                                           of February 12, 1999,
                                                           with respect to the
                                                           Agreement included as
                                                           Exhibit 10.3.1 above,
                                                           filed with the
                                                           Original Filing.

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

                               10.3.4 Business Purpose Revolving Promissory Note (Swing Line) made by Registrant in favor of Bank One, NA (fka Bank One, Akron, N.A.), dated August 4, 1998 (extending the credit facility evidenced by the Note included as
                                           Exhibit 10.3.3 above),
                                           incorporated herein by reference to
                                           Exhibit 10.3.4 to Registrant's Form
                                           10-Q for the quarter ended June 30,
                                           1998.

                                           10.3.4.a        Consent, dated as of
                                                           December 29, 1998,
                                                           with respect to the
                                                           Note included as
                                                           Exhibit 10.3.4 above,
                                                           filed with the
                                                           Original Filing.

                                           10.3.4.b        Further Consent,
                                                           dated as of February
                                                           12, 1999, with
                                                           respect to the Note
                                                           included as Exhibit
                                                           10.3.4 above, filed
                                                           with the Original
                                                           Filing.

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

                     10.15 DFS Vendor Agreement between Registrant and Deutsche Financial Services Corporation, dated as of September 30, 1998, filed with the Original Filing.

         27. Financial Data Schedule as of December 31, 1998, filed herewith.

         (b)         Reports on Form 8-K

          During the second quarter of fiscal 1999 to which this Form 10-Q relates, the Registrant filed the following Current Reports on Form 8-K: (i) Current Report dated October 20, 1998, attaching the Registrant's press release of that date, which announced the Registrant's financial results for the second quarter of fiscal 1999, and the six month period, ended September 30, 1998 (the press release, as incorporated in the Form 8-K, includes consolidated balance sheets for the Registrant for September 30, 1998 (unaudited), and March 31, 1998, and condensed consolidated statements of operations for the quarterly and six- month periods (unaudited) ended September 30, 1998 and 1997); and (ii) Current Report dated December 11, 1998, attaching the Registrant's press release of that date (the "December Release"), which announced that the Registrant would restate the previously released financial results for its second quarter, ended September 30, 1998, of its 1999 fiscal year to reflect a change in the timing of recognizing revenues financed under a new floor-plan arrangement to a segment of its value-added distributor channel and that its revenues and earnings for fiscal 1999 are anticipated to be negatively affected as a result of unexpected delays in the general availability of certain models of its pen-based product line and lower than expected demand from U.S. customers.

          Subsequent to the end of the third quarter of fiscal 1999, the Company filed the following Current Reports on Form 8-K: (1) Current Report dated January 27, 1999, attaching the Registrant's press release of that date (the "January Release"), which announced that its financial results for the third quarter, ended December 31, 1998, of its 1999 fiscal year, and the restated results for the fiscal year 1999 second quarter, ended September 30, 1998, the need for which restatement was announced in the December Release, had been rescheduled to mid-February pending the completion of a review of certain judgmental accounting matters with its outside auditors and also updated certain of the information contained in the December Release concerning the Company's expectations for the fiscal 1999 third and fourth quarters and the full year, stating that revenues were expected to be under $100 million with less than targeted gross margins in the third quarter and below prior year levels for the full year, and that a loss was expected for the fourth quarter and the full year; (2) Current Report dated February 23, 1999, attaching the Registrant's press release of that date (the "February Release"), which announced the Registrant's financial results for the third quarter of fiscal 1999, and the nine month period, ended December 31, 1998, and that, having completed the review of certain judgmental accounting matters with the Registrant's outside auditors previously reported in the January Release, the Registrant will be restating its audited financial statements for fiscal years 1996, 1997 and 1998 and its unaudited interim financial statements for the first and second quarters of fiscal 1999 (the press release, as incorporated in the Form 8-K, includes comparative unaudited consolidated statements of operations for the Registrant for its fiscal years ended March 31, 1996, 1997 and 1998 and first and second quarters ended June 10 and September 30, 1998 [including, as to the September 30 quarter, the effects of the restatement item announced in the December Release] as previously reported and as restated, as well as consolidated statements of operations for the quarterly and nine-month periods ended December 31, 1998 and 1997 which give effect to those restatements); and (3) Current Report dated March 1, 1999, attaching the Registrant's press release of that date, which announced the Registrant's consolidated balance sheet for the third quarter of fiscal 1999 ended December 31, 1998, which was not available at the time of the February Release due to the complexity of deriving it from the restated consolidated statements of operations included as attachments to the February Release (the press release, as incorporated in the Form 8-K, includes an unaudited consolidated balance sheet for the Registrant comparing its financial position at December 31, 1998 and, as restated to give effect to the restated consolidated statements of operations attached to the February Release, at the end of the Registrant's prior fiscal year on March 31, 1998).

                               TELXON CORPORATION

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 10, 1999

                                              TELXON CORPORATION
                                              (Registrant)

                                              /s/ Frank E. Brick
                                              Frank E. Brick, President
                                              and Chief Executive Officer

                               TELXON CORPORATION

                                      -----


                                    EXHIBITS

                                       TO

                                   FORM 10-Q/A

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

*                   10.1.5    1992 Restricted Stock Plan of Registrant, as
                              amended, filed with the Original Filing.

*                   10.1.6    1995 Employee Stock Purchase Plan of Registrant,
                              as amended, incorporated herein by reference to
                              Exhibit 10.1.7 to Registrant's Form 10-Q for the quarter ended September 30, 1995.

*                   10.1.7    1996 Stock Option Plan for employees, directors
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

*                             10.3.1.e  Waiver and Agreement, dated as of
                                        December 29, 1998, with respect to the
                                        Agreement included as Exhibit 10.3.1
                                        above, filed with the Original Filing.

*                             10.3.1.f  Waiver Extension and Agreement, dated as
                                        of February 12, 1999, with respect to
                                        the Agreement included as Exhibit 10.3.1 above, filed with the Original Filing.

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
                              Line) made by Registrant in favor of Bank One, NA
                              (fka Bank One, Akron, N.A.), dated August 5, 1997
                              (extending the credit facility evidenced by the Note included as Exhibit 10.3.3 above), incorporated herein by reference to Exhibit 10.3.4 to Registrant's Form 10-Q for the quarter ended
                              June 30, 1998.

*                             10.3.4.a  Consent, dated as of December 29, 1998,
                                        with respect to the Note included as
                                        Exhibit 10.3.4 above, filed with the
                                        Original Filing.

*                             10.3.4.b  Further Consent, dated as of February
                                        12, 1999, with respect to the Note
                                        included as Exhibit 10.3.4 above, filed
                                        with the Original Filing.

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

*                   10.14.1   Form of Warrant issued pursuant to the
                              Subscription Agreement included as Exhibit 10.14 above, incorporated herein by reference to Exhibit
                              10.14.1 to Registrant's Form 10-K for the year ended March 31, 1998.

*                   10.14.2   Stockholders Agreement by and among Aironet
                              Wireless Communications, Inc. and its Stockholders party thereto, including Registrant and the investors party to the Subscription Agreement included as Exhibit 10.14 above, entered into as of March 31, 1998 in connection with the transactions under the Subscription Agreement, incorporated herein by reference to Exhibit 10.14.2 to Registrant's Form 10-K for the year ended March 31, 1998.

*                   10.14.3   Registration Rights Agreement by and among Aironet
                              Wireless Communications, Inc. and certain of its security holders, including Registrant and the investors party to the Subscription Agreement included as Exhibit 10.14 above, entered into as of March 31, 1998 in connection with the transactions under the Subscription Agreement, incorporated herein by reference to Exhibit
                              10.14.3 to Registrant's Form 10-K for the year ended March 31, 1998.

*         10.15     DFS Vendor Agreement between Registrant and Deutsche
                    Financial Services Corporation, dated as of September 30,
                    1998, filed with the Original Filing.

**        27.       Financial Data Schedule as of December 31, 1998, filed
                    herewith.


--------------------------
*        Previously filed

**       Filed herewith