Form 10-K
period 1999-03-31
TELXON CORP
filed 1999-08-10
CIK 352495

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

            [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
                          FOR THE FISCAL YEAR ENDED MARCH 31, 1999
                                             OR
            [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER 0-11402

                               TELXON CORPORATION
              ---------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                             74-1666060
  ------------------------------------   ----------------------------------
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

  3330 WEST MARKET STREET, AKRON, OHIO                 44333
  ------------------------------------              ------------
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
                OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (330) 664-1000

     SECURITIES REGISTERED PURSUANT            NAME OF EACH EXCHANGE
      TO SECTION 12(b) OF THE ACT:              ON WHICH REGISTERED:
     ------------------------------            ---------------------
                  None                                  None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.01 Par Value
                       ---------------------------------
                                (TITLE OF CLASS)

              7 1/2% Convertible Subordinated Debentures Due 2012
           ---------------------------------------------------------
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]. No [X].*

     * Other than its Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998 and this Annual Report on Form 10-K, the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (during which period the registrant has been subject to such filing requirements).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

The aggregate market value of registrant's Common Stock held by non-affiliates as of June 30, 1999, based on the last reported sales price of the Common Stock as reported on the Nasdaq National Market for such date, was $127,737,637.

At June 30, 1999, there were 16,155,606 outstanding shares of the registrant's Common Stock.
                       This Document contains 106 pages.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

                                    GENERAL

DESCRIPTION OF COMPANY'S BUSINESS

     Telxon Corporation (including its subsidiaries, "Telxon" or the "Company") designs, manufactures, integrates, markets and supports transaction-based mobile information systems. The Company's mobile computing devices and wireless local area network ("LAN") products are integrated with its customers' host enterprise computer systems and third party wide area networks ("WANs"), enabling mobile workers to process information on a real-time basis at the point of transaction. The needs of its customers to reduce cycle times, improve asset management and create new services drive their requirements for real-time information throughout their organizations. Telxon's products are sold worldwide for use in key vertical markets, including retail, transportation/logistics, warehouse/distribution, route sales, and manufacturing. The Company also serves several segments of the emerging mobile services market, such as field service, insurance claims processing and work force automation.

HISTORICAL OVERVIEW

     The Company was incorporated in Delaware in 1969 as "Electronic Laboratories, Inc.", as the successor to a business established in Texas in 1967. The Company's name was changed to "Telxon Corporation" in 1974.

     Telxon completed its initial public offering of 1,600,000 shares of common stock in July 1983, a secondary offering of 1,150,000 common shares in July 1985, a $46 million issue of 7 1/2% Convertible Subordinated Debentures due 2012 in June 1987, and an $82.5 million issue of 5 3/4% Convertible Subordinated Notes due 2003 in December 1995. During fiscal 1991, the Company purchased and retired $21.3 million of the 7 1/2% Debentures, and to date, the holders of $.3 million of the 7 1/2% Debentures have elected to convert them into common shares.

     For three decades, the Company has developed and marketed portable handheld terminals to retailers and wholesalers in the grocery, drug, hardware, mass merchandising, full-line department store and specialty retail chain segments. An increasing number of markets outside retail are also adopting mobile transaction-based systems, including transportation/logistics, warehouse/distribution, route sales, manufacturing and mobile services.

     Through its Aironet Wireless Communications(R), Inc. Subsidiary ("Aironet"(R)), Telxon pioneered the commercialization of spread spectrum radio frequency ("RF") technology in wireless LANs for vertical market applications. Telxon is a leading supplier of RF-enabled devices, having shipped nearly 700,000 units to date.

     The Company's core mobile computing and wireless data communication products integrate a wide array of electronic and RF components and advanced data collection technologies. Through a combination of proprietary application-specific integrated circuit ("ASIC") technology, RF technology and market-responsive packaging, the Company seeks to deliver cost-effective products that meet the technical and ergonomic needs of the Company's targeted markets. The Company's wireless data networks are designed to take advantage of Aironet's patented microcellular network architecture to allow mobile devices to roam seamlessly through large buildings and groups of buildings with uninterrupted flow of information.

     The Company competes in a highly competitive marketplace characterized by rapidly evolving technology. Certain of the important factors, risks and uncertainties affecting its business and results of operations are referenced in the discussion of the Company's business that follows. For a more detailed discussion of those and other such factors, risks and uncertainties, see "FACTORS THAT MAY AFFECT FUTURE RESULTS" under Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND

---------------

    * Aironet and Aironet Wireless Communications are registered trademarks of Aironet Wireless Communications, Inc.

FINANCIAL CONDITION" below in this Form 10-K, which discussion should be read in conjunction with the discussion under this Item 1.

FORMATION OF FY 2000 STRATEGIC PLAN

     To stabilize the Company, position it for profitable growth within the mobile information systems industry, and improve the return to its stockholders, Telxon's senior management team met in April 1999 to begin implementing a new, three-year strategic plan.

     The strategic plan is being tied to an operational plan that is being developed with milestones for each objective to be implemented and measured. Emphasis is being placed on regaining Telxon's leadership position by reducing costs, being competitive in the marketplace and returning the Company to profitability. A primary focus will be on preserving and protecting Telxon's core competencies and technologies. The Company is conducting an in-depth review of its product development process, which will be aimed at improving productivity through the implementation of such tools as design-to-cost programs. In addition, the Company will implement a MRPII materials resource planning process to ensure customer satisfaction through enabling the Company's sales force to accurately forecast and commit to customer delivery dates.

GLOBAL SALES AND MARKETING

     The Company's sales in the United States and Canada are made directly through its own sales force as well as through selected distributors, value-added resellers ("VARs"), independent software vendors ("ISVs"), system integrators, OEMs and strategic partners.

     The Company's international sales are made through subsidiaries located in Australia, Belgium, France, Germany, Italy, Japan, Spain and the United Kingdom, and through distributors in Africa, Asia, Europe, Mexico, the Middle East and South America. Distributor support offices are located in Belgium, Brazil and Singapore. (For further information regarding geographical segments and revenues from the Company's International Division, see Note 15 to the consolidated financial statements and Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.")

     No customer accounted for 10% or more of the Company's total revenues in fiscal 1999.

WORLD CLASS SYSTEMS INTEGRATION WITH VERTICAL MARKET FOCUS

     Telxon delivers transaction-based mobile information systems to its customers on a worldwide basis. The Company utilizes its global technical resources to integrate its full line of mobile computing products with a wide array of operating systems and application software, advanced data collection technologies and wireless networking systems. The end result is a fully integrated solution that seamlessly connects the customers' mobile workers with its host enterprise system, providing them with real-time access to the information they need. The Company has developed a full menu of system integration services, including engineering site surveys and project management.

     The Company's global technical resources are available in each of its targeted vertical markets. Telxon employs marketing specialists with industry-specific knowledge to partner with its direct sales representatives and systems engineers, VARs and system integrators to provide industry specific solutions for its customers.

TECHNICAL SUBSIDIARIES

     To more fully participate in rapidly growing sectors of the wireless communications and computing industries, Telxon, in fiscal 1993, began a program to accelerate advanced research, technology and product development. The major initiative in this strategy was to form or purchase new product and technology companies exhibiting entrepreneurial innovation and leadership. Telxon also increased its investment in its own research and product development operations.

     Products and technologies that have been identified through this strategy include:

     - Ruggedized mobile computers with WAN radio capabilities

     - Wireless pen-based workslates

     - Advanced character recognition software

     - Advanced 2D bar code encoding and auto discriminating decode software

     - Advanced image processing technology

     - Advanced 900 MHz and 2.4 GHz spread spectrum radios and wireless LANs

     - Advanced CPU and ASIC design

     The Company's technical subsidiaries have been structured to work together with its own advanced research and product development resources to design, develop and produce leading-edge technology products for the future. Companys subsidiaries acquired or formed through this program are detailed below.

     Aironet Wireless Communications, Inc.

     In January 1994, the Company formed Aironet Wireless Communications, Inc. of Akron, Ohio, to continue development and marketing of wireless LAN systems. Aironet was formed from one subsidiary company and two units of the Company:

     - Telesystems SLW, Inc. -- designer and manufacturer of spread spectrum wireless LAN radios that was purchased by Telxon in 1992.

     - Telxon's Radio and Wireless Network Engineering Group -- designers of advanced spread spectrum radio technology and network software.

     - Telxon's RF Software Engineering Group -- advanced software designers of universal wireless connectivity systems for integration to other computer manufacturers' networks.

     Aironet developed one of the first commercial applications for spread spectrum radio technology and currently designs and develops universal modular wireless LAN radio products and networks which it sells to OEMs, including Telxon, and resellers. On July 30, 1999, Aironet made an initial public offering of six million shares of its common stock, which included two million shares sold by Telxon as selling stockholder and reduced Telxon's interest in Aironet to 39%.

     Metanetics(R) Corporation

     Metanetics Corporation ("Metanetics") was formed in January 1994 in Fort Myers, Florida, in part from the acquisition of Metamedia Corporation of Port Jefferson, New York.

     Metanetics develops 2D bar code encoding and auto discriminating decodes software and advanced image-processing technology.

     Teletransaction(TM), Inc.

     In February 1993, the Company acquired Teletransaction, Inc.
     ("Teletransaction") of Akron, Ohio. The advanced pen and touch-screen wireless mobile workslates developed by Teletransaction for vertical markets served by the Company have been integrated into the mainstream of Telxon's operations.

---------------

    * Metanetics is a registered trademark of Metanetics Corporation.

    * Teletransaction is a trademark of Teletransaction, Inc.

     PenRight!(R) Corporation

     In February 1994, the Company acquired PenRight! Corporation ("PenRight!") of Fremont, California. PenRight! is a leading developer of pen-based operating environments and application development tools. PenRight! MobileBuilder(R) is specifically designed to quickly create powerful pen-based applications for the widest choice of mobile platforms on the market today. Its open, flexible development environment creates cross-platform applications for Windows(R) NT, Windows 98, Windows 95, Windows 3.1, MS-DOS(R), DPMI, and in the near future, Palm OS and Windows CE operating systems.

     In addition to their technological value, the Company's technical subsidiaries are also a potential source of financial value. The Company has realized the value of two of its former technical subsidiaries through sale transactions, under the term of which the Company retained access to the technologies developed by the former subsidiaries important to the Company's business going forward. The Company sold its ruggedized notebook computer subsidiary, Itronix Corporation, which it had acquired in March 1993, to Dynatech Corporation of Burlington, Massachusetts. The Company also sold its head mounted display subsidiary, Virtual Vision(R), Inc., to FED Corporation of Hopewell Junction, New York in March 1998.

ADVANCED RESEARCH AND PRODUCT DEVELOPMENT

     The Company utilizes on advanced hardware, software, and firmware designs that include Telxon proprietary ASIC chips. The Company's product development strategy is to enhance the functionality and improve the price and performance of its hardware and software, and to improve the packaging of its mobile computing devices to address the specific requirements of each targeted market. Products and systems are designed for modularity and the ability to upgrade, where possible.

     There can be no assurance that the Company's research and development activities will lead to the introduction of new or improved products with functional features and performance satisfactory in the market place at a financial return acceptable to the Company or that the Company will not encounter delays, unanticipated expenses or other problems in connection therewith. Furthermore, customers may defer purchases of existing products in anticipation of new or improved products by the Company or its competitors. Although the Company contemplates the introduction of new products in fiscal 2000, there can be no assurance that there will not be delays in commencing volume production of such products or that such products will ultimately be commercially successful.

     During fiscal 1999, 1998 and 1997, the Company spent $43.0 million, $37.5 million and $45.2 million, respectively, for Company-sponsored product development and engineering. For further discussion, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
CONDITION -- Operating Expenses."

VIII.  MANUFACTURING AND PRODUCT MAINTENANCE

MANUFACTURING OPERATIONS

     Manufacturing operations consist of the assembly, testing and quality assurance of components, sub-assemblies and finished products. The Company's products are built and configured with various memory sizes, packaging, peripherals, keyboards and displays.

     In 1994, the Company's principal manufacturing operations were consolidated into a newly constructed, Company-owned 116,000 square foot facility. The facility provides a more efficient plant layout and an opportunity for expansion of manufacturing capacity in the future. For further information regarding the

---------------

    * PenRight! and PenRight! Pro are registered trademarks of PenRight! Corporation.

    * Microsoft and Pen for Windows are registered trademarks of Microsoft Corporation.

Company's manufacturing facility, as well as the assembly facility of the Company's Aironet subsidiary see "Item 2 -- PROPERTIES."

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

PRODUCT MAINTENANCE OPERATIONS

     The Company provides maintenance and repair services for Telxon customers from its 36,000 square foot National Service Center in Houston, Texas. The Company also services various third party products, including personal computers, printers and communication devices. The Company services its high volume, low-end products, at a newly constructed 50,000 square foot leased facility in Ciudad Juarez, Mexico. The Company also maintains a number of customer specific service depots to provide service to users with large concentrations of Telxon products.

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

WIRELESS DATA COMMUNICATION PRODUCTS, NETWORK SYSTEMS AND SOFTWARE

     Telxon provides wireless data communication solutions for mobile information systems through handheld or mountable devices equipped with radios to transfer information to and from other computers or peripheral devices while remaining mobile. The four types of available radios are (1) spread spectrum (both direct sequence and frequency hopping), (2) wide area, (3) micro, and (4) narrow band FM. The Company uses industry standard "open" system protocols to provide seamless connectivity across a wide range of host computer systems, including SNA and TCP/IP and other manufacturers' communication networks.

     Through Aironet, the Company has developed a series of spread spectrum radios, access points, repeaters, routers and bridges. The current products use the 900 MHz or 2.4 GHz frequency bands, available utilizing either direct sequence or frequency hopping technology, at data rates ranging up to 11 Mbps. These radio products are built upon Telxon's AirAWARE(TM) family of enterprise software for mobile information solutions and are integrated with Telxon's Microcellular Architecture ("TMA") software to build wireless networks.

     The Company has been granted a number of patents for its spread spectrum technology and was the first company in the wireless industry to receive FCC and Canadian Department of Communication approval for its spread spectrum radios. In June 1996, Aironet received approval from the United States Federal Communication Commission ("FCC") for its new 2.4 GHz frequency hopping family of wireless LAN products, making Aironet the only company that currently designs and manufactures both 900 MHz and 2.4 GHz direct sequence and 2.4 GHz frequency hopping spread spectrum radios. The designs of the Company's wireless LAN systems and products are based upon the Institute of Electrical and Electronic Engineer's (IEEE) 802.11 specification for RF protocol standards, which was ratified by the IEEE Standards Activity Board on June 26, 1997. In April 1998, Aironet became the first company in the wireless LAN industry to break the 10 Mbps barrier and receive FCC approval for its newly announced 11 Mbps wireless PC card for operation in the unlicensed 2.4 GHz ISM band.

     Telxon's Air-I/O(TM) System provides 900 MHz and 2.4 GHz spread spectrum radio technology for fast, robust wireless data communications by using spread spectrum technology and the Company's Gateway Connectivity System(TM) ("GCS"(TM)) to create a wireless interface between Telxon mobile devices and customers' host computers. Aironet's spread spectrum radios are designed to fit into Telxon's mobile devices and a variety of personal computers (PCs), client servers and other mobile devices.

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

     Third party wide area network radios are integrated with the Company's mobile computing devices for access to wireless wide area packet data networks such as ARDIS(R), RAM(R) or CDPD.

     "Micro radios" are small, low-power FM radios designed and manufactured by the Company and integrated into Telxon mobile devices and peripherals to provide cable-free data communications between system components.

     Narrow band FM radios from major manufacturers have been provided by Telxon since 1984. These radios operate in the 450 Mhz band and require FCC site licensing.

     In June, 1998, the Company announced ShopKeeper(TM), a low cost wireless solution that will enable retail chains with small store formats to link their in-store processors, POS systems and wireless mobile computers together on the same network. ShopKeeper is based on the Company's new MiniNet(TM) 2.4 Ghz radio and new, low cost Connection Manager(TM), which combine with AirAWARE to create a single cell wireless network supporting up to eight Telxon wireless mobile computers for a single site retail environment.

---------------

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

SOFTWARE OPERATING SYSTEMS, LANGUAGES AND APPLICATIONS

     The Company is transitioning to a new generation of modularly designed mobile computers, which embrace industry standard, open systems architectures in order to offer its customers access to a multitude of operating systems, including Windows(R) NT, Windows CE, Windows 98 and Windows 95 and Sun Microsystems' JavaOS(TM) and HotJava(TM) Browser.

     The Company develops, through its PenRight! and Metanetics subsidiaries, advanced character recognition software, advanced image processing and 2D bar code encoding and auto discriminating decode software.

                             INTELLECTUAL PROPERTY

     The Company regards certain of its hardware and software products as proprietary and relies on a combination of United States and foreign patent, copyright, trademark and trade secret laws and licenses and other contractual confidentiality provisions to protect its proprietary rights. In addition, the Company's products also utilize hardware and software technologies licensed from third parties. Given the rapidly changing nature of the industry's technology, however, the competence and creative ability of the Company's development, engineering, programming, marketing and service personnel may be as or more important to its competitive position as the legal protections and rights afforded by patent and other owned or licensed intellectual property rights. The Company believes that its products and trademarks do not infringe on the rights of third parties, but there can be no assurance that third parties will not assert infringement claims.

                             GOVERNMENT REGULATION

     The Company believes that its products are in material compliance with current government regulations; however, regulatory changes may require modifications to Company products in order for the Company to continue to be able to manufacture and market these products. There can be no assurance that more stringent regulations will not be issued in the future which could have an adverse effect on the business of the Company. In addition, sales of the Company's products could be adversely affected if more stringent safety standards are adopted by customers.

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

     Historically, shipments made by the Company during any particular quarter have generally represented orders received either during that quarter or shortly before the beginning of that quarter, and shipments for orders received in a fiscal quarter have generally been filled from products manufactured in that quarter. The Company
---------------

    * Windows is a registered trademark of Microsoft Corporation.

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

     The Company competes directly and indirectly with a number of companies in its market segments. Frequent competitors include Symbol Technologies, Inc., Holtsville, New York, and the Intermec and Norand divisions of UNOVA, Inc., Woodland Hills, California. In addition, companies that are participants in the broader computer industry are potential competitors. Some of the Company's competitors and potential competitors have substantially greater financial, technical, intellectual property, marketing and human resources than the Company.

                                   EMPLOYEES

     As of May 31, 1999, the Company employed approximately 1,501 full-time personnel. The Company also employs temporary production and other personnel.

ITEM 2.  PROPERTIES

     The Company's corporate offices are located in Akron, Ohio in a 100,000 square foot office building constructed in 1979 and occupied under a lease expiring December 31, 2001. The lease provides the Company with an option, exercisable on September 1, 2001, to purchase the office building and the land on which it is situated for its then current fair market value.

     In May 1998, the Company opened its World Technology Center in The Woodlands, Texas (north of Houston). The one-story, 70,000 square foot leased building of concrete and glazed curtain wall construction was designed and constructed to bring the Company's engineering, research, software and product development functions in closer proximity to the Company's pre-existing manufacturing and service facilities located in nearby Houston, Texas. In addition to the Company's technical operations and supporting administration, the facility houses a new Customer Support Call Center, the Company's Industry and Product Marketing operations and a Customer Conferencing and Executive Briefing Center. Expiring in May 2008, the lease includes a renewal option for an additional ten-year term.

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

     As of the end of the second quarter of fiscal 1998, the Company relocated its product repair and maintenance operations (other than radio-equipped units and its top-of-the-line Depot Express maintenance program) to a new 50,000 square foot facility of masonry construction built for it in Ciudad Juarez, Chihuahua, Mexico. The facility is leased for an initial term that expires in June 2004, with two five-year renewal options, and the Company has an option to purchase the facility at the end of the initial term or any renewal term for its then current fair market value. The Company is also leasing 20,000 square feet of warehouse space in El Paso, Texas as a companion receiving, staging and parts-stocking facility for the Mexican operations for an initial term of five years, with two five-year renewal options.

     The Company leases approximately 34,000 square feet of office space within a three mile radius of its corporate offices pursuant to a lease expiring February 28, 2001, which facility is subleased to the Company's former Aironet subsidiary for its corporate offices. Aironet's product assembly and service operations are located in a one-story, 32,500 square foot facility owned by the Company within approximately one mile from its corporate offices.

     In addition to these principal locations, the Company maintains 53 locations in the United Sates, Canada, Western Europe, Australia, Japan and Southeast Asia which are used principally for sales and customer service offices, as well as for executive, engineering and procurement offices for certain of its domestic and international subsidiaries. These locations are generally leased for terms which range from one to three years.

     The Company believes that its existing facilities will be adequate for its reasonably foreseeable level of operations. Should the operations of the Company's principal corporate offices, engineering and research and development, manufacturing, or repair and maintenance facilities be lost or disrupted by natural disaster, fire or other cause, the Company's operations would be materially adversely affected until replacement operations could be established.

ITEM 3.  LEGAL PROCEEDINGS

     On September 21, 1993, a derivative Complaint was filed in the Court of Chancery of the State of Delaware, in and for Newcastle County, by an alleged stockholder of the Company derivatively on behalf of Telxon. The named defendants are the Company; Robert F. Meyerson, former Chairman of the Board, Chief Executive Officer and director; Dan R. Wipff, then President, Chief Operating Officer and Chief Financial Officer and director; Robert A. Goodman, Corporate Secretary and outside director; Norton W. Rose, outside director; and Dr. Raj Reddy, outside director. The Complaint alleges breach of fiduciary duty to the Company and waste of the Company's assets in connection with certain transactions entered into by Telxon and compensation amounts paid by the Company. The Complaint seeks an accounting, injunction, rescission, attorney's fees and costs. While the Company is nominally a defendant in this derivative action, no monetary relief is sought by the plaintiff from the Company. On November 12, 1993, Telxon and the individual director defendants filed a Motion to Dismiss. The plaintiff filed its brief in opposition to the Motion on May 2, 1994, and the defendants filed a final responsive brief. The Motion was argued before the Court on March 29, 1995, and on July 18, 1995, the Court issued its ruling. The Court dismissed all of the claims relating to the plaintiff's allegations of corporate waste; however, the claims relating to breach of fiduciary duty survived the Motion to Dismiss.

     On October 31, 1996, plaintiff's counsel filed a Motion to Intervene in the derivative action on behalf of a new plaintiff stockholder. As part of the Motion to Intervene, the intervening plaintiff asked that the Court designate as operative for the action the intervening plaintiff's proposed Complaint, which alleges that a series of transactions in which the Company acquired technology from a corporation affiliated with Mr. Meyerson was wrongful in that Telxon already owned the technology by means of a pre-existing consulting agreement with another affiliate of Mr. Meyerson; the intervenor's complaint also names Raymond D. Meyo, President, Chief Executive Officer and director at the time of the first acquisition transaction, as a new defendant. The defendants opposed the Motion on grounds that the new claim alleged in the proposed Complaint and the addition of Mr. Meyo were time-barred by the statute of limitations and the intervening plaintiff did not satisfy the standards for intervention. After taking legal briefs, the Court ruled on June 13, 1997, to permit the intervention. On March 18, 1998, defendant Meyo filed a Motion for Judgement on the Pleadings (as to himself), in response to which Plaintiff filed its Answer and Brief in Opposition. The Motion was argued before the Court on November 4, 1998, and was granted from the bench, dismissing Meyo as a defendant in the case. The post-intervention claims are the subject of ongoing discovery, and no deadline for the completion of the discovery or trial date has yet been set by the Court.

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

     On February 17, 1998, a complaint was filed against the Company in the District Court of Harris County, Texas, by Southwest Business Properties, the landlord of the Company's former Wynnwood Lane facility in Houston, Texas. The complaint alleges counts for breach of contract and temporary and permanent injunctive relief, all related to alleged environmental contamination at the Wynnwood property, and seeks specific performance, unspecified monetary damages for all injuries suffered by plaintiff, payment of pre-judgement interest, attorneys' fees and costs and other unspecified relief. In its Answer, the Company denied plaintiff's allegations. No hearing has been had on, or is currently scheduled for, plaintiff's claim for temporary injunctive relief. The trial previously scheduled for March 8, 1999 has been reset to commence on a day during the Court's two week docket beginning October 25, 1999, with the specific trial date to be set by the Court at that time.

     While the litigation with the landlord remains pending, the Company and the landlord have agreed to file, and on July 7, 1999, filed a joint application with the Texas Natural Resource Conservation Commission for approval of a proposed Response Action Work Plan for the property pursuant to the Commission's Voluntary Cleanup Program. The proposed plan projects completion of remediation and issuance of a closure certificate in 2002. Telxon has not to date been advised of any action by the Commission with respect to the proposed plan, which could require modifications thereto as a condition of approval. Until such time as the plan is accepted and completed, its actual cost to the Company cannot be quantified; however, the Company does not believe that remediation in accordance with the plan as proposed would have a material adverse effect on its results of operations for any quarter in which any associated charges would be taken. If the plan is not accepted substantially as proposed, or closure is not certified when contemplated by the proposed plan, and the Company were ultimately to become responsible for the alleged contamination, the associated loss could have a material adverse effect on results of operations for one or more quarters in which the associated charge(s) would be taken. Telxon believes that these claims lack merit, and it intends to vigorously defend this action.

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

     From December 1998 through March 1999, a total of 27 class actions were filed in the United States District Court, Northern District of Ohio, by certain alleged stockholders of the Company on behalf of themselves and purported classes consisting of Telxon stockholders, other than the defendants and their affiliates, who purchased stock during the period from May 21, 1996 through February 23, 1999 or various portions thereof. The named defendants are the Company, former President and Chief Executive Officer Frank E. Brick and former Senior Vice President and Chief Financial Officer Kenneth W. Haver. The actions have been referred to a single judge, and on February 9, 1999, the plaintiffs filed a Motion to Consolidate all of the actions. On April 26, 1999, the Court heard motions on naming class representatives and lead class counsel, but the Court has not yet ruled on those motions. The complaints allege claims for "fraud on the market" arising from alleged misrepresentations and omissions with respect to the Company's financial performance and prospects and an alleged violation of generally accepted accounting principles by improperly recognizing revenues. The various complaints seek certification of their respective purported classes, unspecified compensatory and punitive damages, pre- and post-judgment interest, attorneys' fees and costs. The defendants believe that these claims lack merit, and they intend to vigorously defend these actions. Defendants anticipate filing a Motion to Dismiss.

     By letter dated December 18, 1998, the Staff of the Division of Enforcement of the Securities and Exchange Commission advised the Company that it was conducting a preliminary, informal inquiry into trading of the securities of the Company at or about the time of the Company's December 11, 1998 press release announcing that the Company would be restating the revenues for its second fiscal quarter ended September 30, 1998. In cooperation with the informal inquiry, the Company has voluntarily provided certain responsive information to the Staff. On January 20, 1999, the Commission issued a formal Order Directing Private Investigation And Designating Officers To Take Testimony with respect to the referenced trading and specified accounting matters, pursuant to which subpoenas duces tecum have been served on the Company requiring the production of specified documents. Similar subpoenas have been issued to one of the Company's directors, certain current Company officers and, to the belief of the Company, former Company officers and certain unaffiliated companies and their officers. The Company has delivered documents to, and intends to continue cooperating fully with, the Staff. The referenced director and current officers have also produced documents, and the director has given oral testimony, to the Staff. Telxon believes that the unaffiliated parties have also responded to the Staff.

     On February 1, 1999, Telxon filed a Complaint in the United States District Court, Northern District of Ohio, against Symbol, to which Symbol filed an Answer and Counterclaim on February 24, 1999. Symbol Motions to Strike certain of Telxon's allegations and to Dismiss certain claims from Telxon's complaint were denied by the Court on April 27, 1999. Telxon and Symbol have finalized and approved a settlement agreement, which awaits execution. Based on the settlement, the Court dismissed the case with prejudice on July 31, 1999.

     Except as otherwise specified, in the event that any of the foregoing litigation ultimately results in a money judgment against the Company or is otherwise determined adversely to the Company by a court of competent jurisdiction, such determination could, depending on the particular circumstances, adversely affect the Company's conduct of its business and the results and condition thereof. In the normal course of its operations, the Company is subject to performance under contracts and assertions that technologies it utilizes may infringe third party intellectual properties, and is also subject to various pending legal actions and contingencies, which may include matters involving suppliers, customers, lessors of Company products to customers and lessors of equipment to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended March 31, 1999.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following are the executive officers of the Company, who have been either elected by the Board of Directors of the Company or appointed by the Chief Executive Officer and ratified and approved by the Board of Directors:

          John W. Paxton, Sr., age 62, has been Chairman of the Board of Directors and CEO since joining the Company in March 1999. Mr. Paxton was also President of the Company from March 1999 until that title was assumed by Telxon's new Chief Operating Officer upon his hire in June 1999. He became a member of the Board of Directors of the Company's Aironet subsidiary in April 1999. From December 1998 until March 1999, Mr. Paxton was Chairman of Odyssey Industrial Technologies L.L.C., a joint venture with Odyssey Investment Partners, a private equity fund. From March 1997 until November 1998, Mr. Paxton was Executive Vice President of Paxar Corporation and, upon its formation in June 1998, President of Paxar's Printing Solutions Group. He was President and Chief Executive Officer of Monarch Marking Systems, Inc. from October 1995 until Paxar combined newly acquired operations with its existing Monarch operations to form the Paxar Printing Solutions Group. From March 1994 until October 1995, Mr. Paxton was Corporate Executive Vice President and Chief Operating Officer of The Industrial Automation Systems Group of Western Atlas Inc. Mr. Paxton is a member of the Board of Directors of TransDigm, Inc. (supplier of highly engineered commercial and military aircraft parts).

          Kenneth A. Cassady, age 45, has been President and Chief Operating Officer since joining the Company in June 1999. From March 1996 to June 1999, Mr. Cassady was President of Monarch Marking Systems, a manufacturer and distributor of bar code printing and price marking systems, and a subsidiary of Paxar Corporation. From September 1995 to March 1996, Mr. Cassady was Vice President, Business Operations for the Environmental Group of Lockheed Martin Corporation. He was Vice President of Mergers and Acquisitions for Lockheed from March 1995 to September 1995 and served as Vice President, Business Operations for Lockheed's Information Group from May 1993 to March 1995.

          Woody M. McGee, age 47, has been Vice President and Chief Financial Officer since joining the Company in June 1999. From March 1997 to May 1999, Mr. McGee was Senior Vice President, General Manager of HK Systems, a supplier of material handling systems (which was purchased from Western Atlas in 1996). From September 1996 to March 1997, Mr. McGee was Vice President, CFO/Treasurer of Mosler, Inc., a supplier of currency handling systems and security products (to the gaming, financial, commercial and government communities). From May 1995 to September 1996, Mr. McGee was Vice President of Sales for the Material Handling Systems Division (MHSD) of Western Atlas. He was Vice President of Operations and CFO for the MHSD of Western Atlas and President and Chief Operating Officer of its Installation Division, from January 1991 to May 1995.

          David H. Biggs, age 53, has been Vice President and Chief Technology Officer since joining the Company in June 1999. From June 1997 to June 1999, Mr. Biggs was Vice President of RD Garwood, Inc., a consulting and educational firm specializing in business process improvements. From December 1996 to May 1997, Mr. Biggs was a Senior Vice President of Bently Nevada Corporation, a machinery vibration instrumentation company. From March 1988 to December 1996, Mr. Biggs was Senior Vice President of Operations and Product Development for Bently. He was Vice President of Product Development for Bently from June 1985 to March 1988, and its Vice President of Manufacturing from January 1981 to June 1985. Mr. Biggs holds a B.S. in Electrical Engineering from University of Nevada and an M.A. in Mechanical Engineering from University of Virginia.

          James G. Cleveland, age 47, has been Executive Vice President, America's of the Company since March 1999. He has also served the Company as President, North America from May 1997 to March 1999 Senior Vice President, North America from September 1996 to May 1997; Senior Vice President, North American Sales from February 1996 to September 1996; Senior Vice President, North American Sales and Operations from October 1995 to February 1996; Senior Vice President, Vertical Systems Group from March 1995 to October 1995; and Vice President, Sales and Marketing from September 1993 to March 1995. Mr. Cleveland joined the Company from Basicomputer, where he had served as Vice President,

     Sales from January 1993 to August 1993 and as Area Vice President, Midwest Operations from February 1992 to January 1993.

          Peter A. Lomax, age 47, has been Executive Vice President, Europe/Middle East/Africa of the Company since June 1999. He has also served the Company as Executive Vice President, International Operations from June 1998 to June 1999; and was head of the Company's International Business Development Group from June 1997 to June 1998. Mr. Lomax joined the Company from Sunguard Business Systems, where he had served as European Sales Director from January 1993 to April 1997.

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

                                                                      FISCAL QUARTER
                                                        ------------------------------------------
                                                                   YEAR ENDED MARCH 31,
                                                        ------------------------------------------
                                                        FIRST    SECOND   THIRD    FOURTH    YEAR
                                                        ------   ------   ------   ------   ------
1999
  High................................................  $35.94   $32.25   $30.13   $15.00   $35.94
  Low.................................................   24.50    17.13    11.06     5.75     5.75
  Dividends paid......................................      --       --       --      .01      .01
1998
  High................................................  $19.25   $24.88   $29.00   $26.63   $29.00
  Low.................................................   13.63    18.00    22.00    21.63    13.63
  Dividends paid......................................      --       --       --      .01      .01

     As of June 30, 1999, there were approximately 954 holders of record of the Company's Common Stock.

     Historically, variations in the Company's actual or expected results of operations, changes in analysts' earnings estimates and investment recommendations and rumors of or publicly disclosed proposals for business combination transactions involving the Company have resulted in significant changes in the market price of the Company's Common Stock. As a result, the market price of the Company's Common Stock, like that of other technology companies, has been subject to significant volatility. The Company's stock may also be affected by broader market trends unrelated to the Company's own performance that involve the Company's competitors, technology stocks in general or the economy as a whole.

     While the Company does, from time to time, communicate with securities analysts, any opinions, projections and forecasts contained in reports issued by securities analysts have been prepared by each analyst based on his own judgment and research and are not the responsibility of the Company. It should not be assumed that the Company agrees with any report issued by any analyst.

ITEM 6.  SELECTED FINANCIAL DATA

     Set forth below are selected financial data for the five years ended March 31, 1999, which have been derived from the Company's audited financial statements for the periods indicated. The selected financial data should be read in conjunction with the financial statements, including the notes thereto, for the three years ended March 31, 1999, 1998 and 1997, as included in Item 8 herein. The selected financial data for the years ended March 31, 1998, 1997 and 1996 have been presented as restated. Refer to Note 3 -- Restatement to the consolidated financial statements for additional details regarding the restatement adjustments. For further details on fiscal 1999 results, also refer to Item 7.

Statement of Operations Data:

                                                                 YEAR ENDED MARCH 31,
                                              -----------------------------------------------------------
                                                1999         1998         1997         1996        1995
                                              ---------   ----------   ----------   ----------   --------
                                                          (RESTATED)   (RESTATED)   (RESTATED)
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Revenues:
  Product, net..............................  $ 305,380    $386,410     $386,791     $415,383    $323,916
  Customer service, net.....................     82,914      76,746       74,606       68,744      55,603
                                              ---------    --------     --------     --------    --------
          Total net revenues................    388,294     463,156      461,397      484,127     379,519
Costs and expenses:
  Cost of product revenues..................    241,265     227,850      262,862      249,610     189,568
  Cost of customer service revenues.........     55,078      48,836       47,248       39,016      32,455
  Selling expenses..........................     96,109      82,054       88,374       82,207      68,279
  Product development and engineering
     expenses...............................     42,986      37,500       45,189       45,383      33,728
  General and administrative expenses.......     54,923      39,462       53,408       39,415      34,583
  Asset impairment charge...................         --       6,069           --           --          --
  Unconsummated business combination
     costs..................................      8,070          --           --           --          --
                                              ---------    --------     --------     --------    --------
          Total costs and expenses..........    498,431     441,771      497,081      455,631     358,613
                                              ---------    --------     --------     --------    --------
     (Loss) income from operations..........   (110,137)     21,385      (35,684)      28,496      20,906
  Interest income...........................        801       1,573        1,489          760         658
  Interest expense..........................     (9,872)     (7,181)      (8,056)      (6,770)     (4,354)
  Other non-operating (expense) income......       (414)        625       34,726        1,517          --
                                              ---------    --------     --------     --------    --------
     (Loss) income before income taxes and
       cumulative effect of an accounting
       change...............................   (119,622)     16,402       (7,525)      24,003      17,210
  Provision for income taxes................     17,360       7,227          726        9,028       8,192
                                              ---------    --------     --------     --------    --------
     (Loss) income before cumulative effect
       of an accounting change..............   (136,982)      9,175       (8,251)      14,975       9,018
  Cumulative effect of an accounting change,
     net of taxes...........................         --       1,016           --           --          --
                                              ---------    --------     --------     --------    --------
          Net (loss) income.................  $(136,982)   $  8,159     $ (8,251)    $ 14,975    $  9,018
                                              =========    ========     ========     ========    ========
  Earnings per common and common equivalent
     share:
     (Loss) income before cumulative effect
       of an accounting change
          Basic.............................  $   (8.50)   $    .58     $   (.51)    $    .94    $    .58
                                              =========    ========     ========     ========    ========
          Diluted...........................  $   (8.50)   $    .56     $   (.51)    $    .91    $    .57
                                              =========    ========     ========     ========    ========
     Cumulative effect of an accounting
       change
          Basic.............................  $      --    $   (.06)    $     --     $     --    $     --
                                              =========    ========     ========     ========    ========
          Diluted...........................  $      --    $   (.06)    $     --     $     --    $     --
                                              =========    ========     ========     ========    ========
     Net (loss) income per share
          Basic.............................  $   (8.50)   $    .52     $   (.51)    $    .94    $    .58
                                              =========    ========     ========     ========    ========
          Diluted...........................  $   (8.50)   $    .50     $   (.51)    $    .91    $    .57
                                              =========    ========     ========     ========    ========
Average number of common and common
  equivalent shares outstanding
          Basic.............................     16,108      15,809       16,062       15,910      15,485
          Diluted...........................     16,108      16,317       16,062       16,472      15,873
Cash dividends per common share.............  $     .01    $    .01     $    .01     $    .01    $    .01

Balance Sheet Data:

                                                                MARCH 31,
                                      --------------------------------------------------------------
                                        1999         1998          1997          1996         1995
                                      --------    ----------    ----------    ----------    --------
                                                  (RESTATED)    (RESTATED)    (RESTATED)
                                                              (IN THOUSANDS)
Total assets........................  $348,844     $378,465      $357,698      $387,368     $276,127
Notes payable, capital lease and
  other obligations due within one
  year..............................    69,092        3,968         1,060         2,119       27,507
Total long-term debt and capital
  lease obligations.................   108,348      109,100       108,192       110,537       32,209
Working capital.....................    34,275      183,148       167,845       184,154      101,617
Stockholders' equity................    16,966      153,155       142,373       159,188      138,578

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                    SUMMARY

     The following table sets forth for the periods indicated (1) certain expense and income items expressed as a percentage of total revenues, and (2) the percentage increase or decrease of such items as compared to the corresponding prior period. This table and the textual discussion and analysis which follows should be read in conjunction with the accompanying consolidated financial statements, including the notes thereto, for each of the three years in the period ended March 31, 1999, as included in Item 8 herein.

                                                                                   PERIOD TO PERIOD
                                             PERCENTAGE OF TOTAL REVENUES        INCREASE (DECREASE)
                                           ---------------------------------    ----------------------
                                                 YEAR ENDED MARCH 31,             1999         1998
                                           ---------------------------------    COMPARED     COMPARED
                                           1999        1998          1997       TO 1998      TO 1997
                                           -----    ----------    ----------    --------    ----------
                                                    (RESTATED)    (RESTATED)                (RESTATED)
Product revenues, net....................   78.6%      83.4%         83.8%        (21.0)%       (.1)%
Customer service revenues, net...........   21.4       16.6          16.2           8.0         2.9
                                           -----    -------       -------
          Total net revenues.............  100.0      100.0         100.0         (16.2)        (.4)
Cost of product revenues.................   62.1       49.2          57.0           5.9       (13.3)
Cost of customer service revenues........   14.2       10.6          10.2          12.8         3.4
Selling expenses.........................   24.8       17.7          19.2          17.1        (7.2)
Product development and engineering
  expenses...............................   11.1        8.1           9.8          14.6       (17.0)
General and administrative expenses......   14.1        8.5          11.5          39.2       (26.1)
Other operating items....................    2.1        1.3            --          33.0        N.M.
                                           -----    -------       -------
          Total costs and expenses.......  128.4       95.4         107.7          12.8       (11.1)
                                           -----    -------       -------
     (Loss) income from operations.......  (28.4)       4.6          (7.7)       (615.0)      159.9
Interest income..........................     .2         .3            .3         (49.1)        5.6
Interest expense.........................   (2.5)      (1.5)         (1.7)         37.5       (10.9)
Other non-operating income (expense).....    (.1)        .1           7.5        (166.2)      (98.2)
                                           -----    -------       -------
     (Loss) income before income taxes
       and cumulative effect of an
       accounting change.................  (30.8)       3.5          (1.6)       (829.3)      318.0
Provision for income taxes...............    4.5        1.5            .2         140.2       895.5
                                           -----    -------       -------
       Net (loss) income before
          cumulative effect of an
          accounting change..............  (35.3)       2.0          (1.8)      (1,593.0)     211.2
                                           -----    -------       -------

                                                                                   PERIOD TO PERIOD
                                             PERCENTAGE OF TOTAL REVENUES        INCREASE (DECREASE)
                                           ---------------------------------    ----------------------
                                                 YEAR ENDED MARCH 31,             1999         1998
                                           ---------------------------------    COMPARED     COMPARED
                                           1999        1998          1997       TO 1998      TO 1997
                                           -----    ----------    ----------    --------    ----------
                                                    (RESTATED)    (RESTATED)                (RESTATED)
Cumulative effect of accounting change,
  net of taxes...........................     --         .2            --        (100.0)       N.M.
                                           -----    -------       -------
       Net (loss) income.................  (35.3)%     1.8%          (1.8)%     (1,778.9)     198.9
                                           =====    =======       =======

                      TELXON CORPORATION AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     IN ADDITION TO DISCUSSING AND ANALYZING THE COMPANY'S RECENT HISTORICAL FINANCIAL RESULTS AND CONDITION, THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES STATEMENTS REGARDING CERTAIN TRENDS OR OF OTHER FORWARD-LOOKING INFORMATION CONCERNING THE COMPANY'S ANTICIPATED REVENUES, COSTS, FINANCIAL RESOURCES OR OTHERWISE AFFECTING OR RELATING TO THE COMPANY WHICH ARE INTENDED TO QUALIFY FOR THE PROTECTIONS AFFORDED "FORWARD-LOOKING STATEMENTS" UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, PUBLIC LAW 104-67. THE FORWARD-LOOKING STATEMENTS MADE HEREIN AND ELSEWHERE IN THIS FORM 10-K ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS OR OTHER FUTURE EVENTS PERTAINING TO THE COMPANY TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. SEE "FACTORS THAT MAY AFFECT FUTURE RESULTS" BELOW AND OTHER CAUTIONARY STATEMENTS APPEARING UNDER "ITEM 1. BUSINESS" AND ELSEWHERE, IN THIS FORM 10-K FOR A DISCUSSION OF THE IMPORTANT FACTORS AFFECTING THE REALIZATION OF THOSE RESULTS OR THE OCCURRENCE OF THOSE EVENTS.

     On February 23, 1999, the Company announced that it would restate its previously issued financial statements for the fiscal years 1996, 1997 and 1998, and its unaudited interim financial statements for the first and second quarters of fiscal 1999. Additionally, the Company announced on June 16, 1999, that it would further restate its results for the second quarter of fiscal 1999. These restatements were based upon the completion of a review of certain judgmental accounting matters by the Audit Committee of the Board of Directors, the Company's management and the Company's outside auditors, PricewaterhouseCoopers LLP. See Note 3 -- Restatement to the accompanying consolidated financial statements for further detail concerning the restatement adjustments made. The financial information for all periods included in the following discussion gives effect to the restatement.

                                    OVERVIEW

     In fiscal 1999, the Company recorded a net loss of $137.0 million or $8.50 per common share (diluted) as compared to net income of $8.2 million or $.50 per common share (diluted) recorded in fiscal 1998. Consolidated revenues decreased $74.9 million or 16% from fiscal 1998 levels. The fiscal 1999 results included significant inventory and other charges related to the discontinuance of certain of the Company's products aggregating $23.6 million. Additionally, the Company's results include a tax provision of $17.4 million on a pre-tax loss due to a valuation allowance of $10.1 million established against the net deferred tax asset at the beginning of the year and foreign income taxes of $5.2 million. No tax benefit has been recognized for the fiscal 1999 net operating loss based on the Company's current assessment regarding the utilization of such assets. The fiscal 1999 results included $8.1 million of costs incurred in response to takeover and proxy contest proposals as well as terminated discussions of proposed business combination transactions. These charges, as well as other significant charges

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

relating primarily to inventory, accounts receivable, severance, stock compensation and investment valuation are discussed below.

     The Company anticipates that it will incur an operating loss in fiscal 2000 as the Company's new management team continues its review of all aspects of its operations to improve profitability. Management actions taken to increase the efficiency of the Company's operations may result in one-time charges in fiscal 2000.

     The Company operates in a rapidly changing and dynamic market, and the Company's strategies and plans are designed to adapt to changing market conditions where and when possible. However, there can be no assurance that the Company's management will identify the risks (especially those newly emerging from time to time) affecting, and their impact on, the Company and its business. Further, there is no assurance that the Company's strategies and plans will take into account all market conditions and changes thereto or that such strategies and plans will be successfully implemented. Accordingly, neither the historical results presented in the Company's consolidated financial statements and discussed herein, nor any forward-looking statements in this Form 10-K, are necessarily indicative of the Company's future results. See "Factors That May Affect Future Results" for a discussion of risk factors which may affect the Company's future results of operations.

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

     Historically, the Company's shipments during any particular quarter generally represent orders received either during that quarter or shortly before the beginning of that quarter. There can be no assurance that during any given quarter the Company will have on hand or can timely procure the appropriate mix of purchased components to accommodate the delivery requirements of its customers for such orders. Therefore, the Company's financial performance in any quarter is dependent to a significant degree upon obtaining orders which can be manufactured and delivered to its customers in that quarter. As a result, financial performance for any given quarter cannot be known or fully assessed until near the end of that quarter.

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

     The Company's sales efforts have increasingly been focused on sales, both by the Company directly and through OEMs, VARs, ISVs and other indirect sales channels, of complete data transaction systems rather than on sales of handheld computer products alone. System sales tend to be more costly and, therefore, require a longer selling cycle, longer payment terms and more complex integration and installation services. The Company's recognition of revenue from systems sales may be delayed as a result of the extended time that may be required to complete these roll-outs, correct any product non-conformance issues that may be encountered and achieve customer acceptance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     The Company's future success depends on its ability to develop and rapidly bring to market technologically advanced products through internal development as well as through the licensing or other acquisition of new technologies. Historically, the Company's development activities have included investments in or acquisitions of development stage and other entities who possess or who could potentially possess strategically important technologies. Due to the nature of these entities and their operations, there can be no assurance that these investments will be realizable or profitable or will result in marketable and/or successful products. There can be no assurance that the Company's research and development activities will lead to the commercially successful introduction of new or improved products or that the Company will not encounter delays or problems in connection with those products. The cost of perfecting new and improved technologies to satisfy customer quality and delivery expectations as they are brought to market cannot always be fully anticipated and may adversely affect Company operating profits during such introductions. In addition, the average selling prices for computer products generally decrease over the products' lives. To mitigate such decreases, the Company seeks to reduce manufacturing costs of existing products and to introduce new products, functions and other price/performance-enhancing features. To the extent that these product enhancements do not occur on a timely basis or do not result in a sufficient increase in sales prices to end users, the Company's operating results could be materially adversely affected.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Certain of the Company's products, sub-assemblies and components are procured from single source suppliers, and others are procured from only a limited number of suppliers. The Company has in the past encountered, and may in the future encounter, shortages of supplies and delays in deliveries of product, sub-assemblies and components from its third party suppliers. Such shortages and delays, or should any third party supplier become unable or unwilling to supply such items to the Company consistent with the Company's volume and quality requirements, could have a material adverse effect on the Company's ability to ship products, and in turn, its business and results of operations could be materially adversely affected.

     As a substantial portion of the Company's total revenues, ranging from approximately 25%-30% in recent years, is from customers located outside of the United States, the Company's results could be negatively affected by global and regional economic conditions, changes in foreign currency exchange rates, trade protection measures, regulatory acceptance of the Company's products in foreign countries, longer accounts receivable collection patterns and other considerations peculiar to the conduct of international business. Additionally, the Company is subject to similar risks in its procurement of certain of its products, components and sub-assemblies outside the United States. As a particular instance, the financial press has widely reported the significant economic difficulties which recently have been or are being experienced by a number of Asian economies. While the Company's cost of doing business in the affected Asian countries has declined as a result of those difficulties, the revenues derived from such countries (which have historically not been material in amount) are likely to be adversely affected by those difficulties. In the event of a significant adverse change in Asian business conditions due to government economic regulation, civil unrest or otherwise, or should economic difficulties in such countries spread or have an adverse impact of business activities in North America, Europe and/or elsewhere in the world, the Company's results of operations could be materially adversely affected.

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

     The Company's new management team is working to implement a comprehensive business strategy to stabilize the Company and position it for future, profitable growth. Key elements of that strategic plan include a "design-to-cost" program and MRP-II material resource planning process. Though management believes that its business process improvement initiatives are the best means for improving the Company's business operations, financial results and future prospects, there can be no assurance that management will be able to obtain and successfully deploy the necessary technical, production, financial, human and other resources and otherwise implement these strategies or that these strategies will achieve their desired results. For a discussion of the financial resources available to management, see "Financial Condition -- Liquidity -- 1999 vs. 1998" below. If the Company is unable to successfully achieve and manage the desired growth, its business and results of operations could be adversely affected.

     Among other things, the Company's future success depends in large part on the continued service of its key technical, marketing and management personnel and on its ability to continue to attract, to effectively motivate and manage and to retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of products and processes. The competition for such personnel is intense, and the loss of key employees could have a materially adverse effect on the Company's business, financial condition and results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company is in the process of completing the development and installation of new corporate-wide information systems. The new systems should provide the Company's new management team with the systems support necessary for the implementation of its business process changes. Though the implementation of the new systems could disrupt the normal flow of the Company's operations in the near-term, including manufacturing schedules, invoicing procedures and resulting cash flows, no such material disruption has been experienced to date. There can be no assurance that disruptions of this nature will not occur that could have a material adverse effect on the Company's operations and financial results.

     In addition to the factors discussed above and elsewhere in this Form 10-K which may adversely affect the Company's conduct of its business and the results thereof, the Company's financial condition is also subject to the possible adverse effects of certain pending litigation and other contingencies discussed above under "Item 3. LEGAL PROCEEDINGS", and in Note 19 -- Commitments and Contingencies to the consolidated financial statements included below in Item 8 in this Form 10-K.

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

     The Company has completed the software/firmware upgrades for its products which were identified to be made Year 2000 ready, subject to the completion of debugging activities. Subject to negotiated contractual commitments, the Company will make the upgrades available free of charge for products purchased after December 31, 1997 which were ordered with the latest software version as of the order date; an upgrade fee will be charged customers who requested an older software version when they ordered the equipment. Customers will

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

be responsible for installing the upgrades, or they may retain the Company to do so for a fee. The costs to date of upgrading the Company's products to Year 2000 readiness have not been, and the Company does not expect that the remaining cost of doing so will be, material to the Company's financial position or results of operations.

     The Company has purchased and is working with outside contractors to develop and install new corporate-wide information systems. Though the new systems were identified as a strategic business initiative independent of Year 2000 considerations, they are also being designed to make the Company's Information Systems Year 2000 ready. To date, the Company has installed the following phases of the new systems installation: key financial reporting, accounting, services help desk and contract billing, order entry, manufacturing, engineering documents management, and accounts receivable. One to four additional months of work may be required in order to achieve full user acceptance of these installed systems. While the new information systems will be dynamic ones permitting ongoing improvements as business needs are identified, the basic operational systems remaining to be installed are the product repair and service management systems. The installation of these remaining systems is expected to be substantially completed during the second quarter of fiscal 2000.

     The total capital expenditures for the new systems installation, including the addition of interfaces for "bolt-on" enhancements, is presently estimated to be approximately $36.0 million. In addition, the company will also accelerate the replacement of approximately $6.7 million of computer hardware in connection with the new systems installation. As of March 31, 1999, the Company had spent approximately $28.1 million in capital expenditures, purchased $.8 million of replacement computer hardware and leased an additional $4.2 million of replacement computer hardware. The company anticipates that it will lease all of its remaining replacement hardware requirements. The forgoing time and cost targets are management's current best estimates based on presently available information and numerous assumptions. Given the uncertainties and complexities inherent in any new system installation, there can be no assurance that the project will be completed within the expected time and cost parameters. The Company's monthly systems development expenditures have ranged from approximately $1.3 million to approximately $2.1 million.

     In addition to these capitalized expenditures, the Company had incurred approximately $4.0 million of non-capitalizable expenses as of March 31, 1999, related to the new systems installation. These non-capitalizable expenses exclude the one-time, after-tax charge of $1.0 million recorded during fiscal 1998 as a change in accounting principle in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force consensus ruling 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation". The Company estimates that it may incur an additional $1.4 million in non-capitalizable expenses in connection with the completion of the initial installation of the new systems.

     The Company has engaged an outside consultant to evaluate the Year 2000 readiness of its engineering, manufacturing and customer maintenance and service Process Management Systems and information technology infrastructure. The consultant's findings and recommendations were received by the Company on February 8, 1999. The Year 2000 readiness inventory compiled by the consultant has been under continuing, extensive review by teams, including senior management, from each of the affected functional areas. Giving effect to the teams' remediation efforts to date, approximately 80% of the inventoried items are currently Year 2000 ready. The costs of the study and resulting remediation have not been material to date, with the remediation costs being borne by the respective functional areas. The functional teams continue to work toward completing their review and any necessary remediation as soon as practicable. To the extent any further Year 2000 issues are identified, remediation options will include re-writing the affected software or replacing the affected hardware or software with hardware or software that is Year 2000 ready. The Company believes that, in general, replacement, Year 2000 ready hardware and software for its Process Management Systems and information technology infrastructure are readily available, making that the most likely means of addressing any remaining remediation needs. The timetable and cost for any further remediation that may be required with respect to the Company's Process Management Systems cannot be estimated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     To the extent that the re-writing of affected software is selected as the means for remediating any Year 2000 issues, whether in preparing upgrades to Company products, making Process Management Systems Year 2000 ready or otherwise, given the technical nature of the task of isolating and correcting non-compliant programming and the limited internal resources available, the increasing demand for available external resources and the Company's ability to fund the use of external resources to perform the work, there can be no assurances as to if, when and at what cost any such software work can be completed.

     The Company's own Year 2000 readiness is also affected by the Year 2000 readiness of its customers as well as of its suppliers of raw materials, components, peripherals, finished products and software and its providers of facilities, equipment and services and any failure on their part to achieve readiness in their own operations or with respect to the items they supply or otherwise provide to the Company. Insofar as no single customer has accounted for more than ten percent of the Company's revenues in recent fiscal years, the Company does not anticipate that its operating results will be materially adversely affected by the failure of any particular customer to itself be Year 2000 ready. The volume of Year 2000 inquiries which the Company has received from its customers regarding the Year 2000 readiness of the Company products they use further suggests that the Company's customers are addressing their Year 2000 issues. The Company has made Year 2000 readiness inquiries of the current suppliers to its engineering, manufacturing and service functions and is assessing the responses, which to date have been received from approximately three-quarters of those suppliers. The responses received from the suppliers have not identified any material Year 2000 issues but generally indicate only that the respective suppliers are in the midst of their own Year 2000 readiness efforts. The Company has also made readiness inquires of its providers of facilities and related equipment and services (elevators, HVAC, utilities, etc.). As the result of a limited number of potential Year 2000 issues, which those inquiries have identified to date, the Company has replaced or is in the process of updating the affected items at a nominal cost. The Company is still in the process of receiving, assessing and following up on the providers' responses, most of which have indicated only that the respective providers are in the midst of their own Year 2000 readiness efforts.

     There are several possible scenarios, which, alone or in aggregate, could, depending on the particular circumstances, materially adversely affect the Company's business and/or its financial results or conditions. These scenarios could affect the Year 2000 readiness of the Company's own product or service offerings, disrupt its business operations or negatively impact its operating results. The Company could be adversely affected by the failure of one or more of its suppliers of raw materials, components, peripherals, finished products or software or its providers of facilities, equipment and services to achieve Year 2000 readiness in their own operations or with respect to the items they supply or otherwise provide to the Company. If such an event were to, or circumstances indicate that one is likely to, occur, the Company would seek alternative sources of supply (the Company periodically reviews its sourcing options as part of its general operating procedures independent of Year 2000 concerns) or seek to develop or obtain a software upgrade to make the affected item Year 2000 ready. As with all businesses engaged in some facet of the computer industry, there is a risk that the Company's customers may, in advance of or after the change in the millennium, experience Year 2000 failures or other difficulties in their use of computer systems comprised of or incorporating products or services furnished by the Company and may commence legal action or seek other compensation for their resulting losses; such legal actions, even if not ultimately determined adversely to the Company, would likely involve significant defense costs to the Company, particularly where the combination of products and/or services of several different vendors in addition to the Company in the subject customer system presents complex issues for isolating the cause of the Year 2000 problem and determining the vendor responsible for that problem. Disruptions in the economy generally, domestically and/or in foreign countries, resulting from Year 2000 issues could also materially affect the Company. At this time, the Company does not believe that the likelihood of any of the above scenarios occurring can be reliably predicted, or that the nature or extent of their possible adverse effects on the Company, can be reasonably estimated. Though the Company currently does not have formal contingency plans in place to address any particular possible Year 2000 scenario, the Company intends to develop appropriate contingency plans if and when any significant risks relating to its Year 2000 readiness can be more definitely identified.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             RESULTS OF OPERATIONS

REVENUES

1999 VS. 1998

                                                        YEAR ENDED MARCH 31,     INCREASE (DECREASE)
                                                        ---------------------   ---------------------
                                                          1999        1998       DOLLAR    PERCENTAGE
                                                        --------   ----------   --------   ----------
                                                                   (RESTATED)
                                                                       (IN THOUSANDS)
Product, net..........................................  $305,380    $386,410    $(81,030)    (21.0)%
Customer service, net.................................    82,914      76,746       6,168       8.0%
                                                        --------    --------    --------
Total net revenues....................................  $388,294    $463,156    $(74,862)    (16.2)%
                                                        ========    ========    ========

     Product revenues include the sale of portable tele-transaction computers ("PTCs"), including rugged, wireless mobile computers and pen-based and touch-screen workslates; hardware accessories; wireless data communication products; custom application software and software licenses; and a variety of professional services, including system integration and project management.

     Consolidated product revenues decreased $81.0 million or 21% during fiscal 1999 as compared to fiscal 1998. Product revenues were negatively impacted by the absence in the current fiscal year of a sale of approximately $30.0 million to a major domestic retail customer recorded in the third quarter of fiscal 1998. Additionally, fiscal 1999 revenues were negatively impacted by the cancellation, during the third quarter of fiscal 1999, of a $13.0 million order to a large domestic logistics company. Fiscal 1999 product revenues were further negatively impacted by a delay in the recognition of revenue from extended roll-outs of Company products to customer sites of $12.5 million. An additional $10.4 million in revenue related to goods shipped to customers was delayed due to customer acceptance and product non-conformance issues. Finally, revenue for goods shipped of $8.0 million was deferred due to the Company's guarantee of lease payments to third-party lessors of Company products.

     The $6.2 million or 8% increase in consolidated customer service revenue during fiscal 1999 as compared to fiscal 1998 was primarily due to the continued increase in the installed base of the Company's products, in turn generating increased maintenance and "time and material" billings. Consolidated customer service revenues, as a percentage of total revenues, increased to 21% in fiscal 1999 from 17% in fiscal 1998. This increase was primarily due to the decrease in product revenues for the reasons described above. The product revenue issues described above did not have an immediate impact on the levels of customer service revenues recorded in fiscal 1999, but may limit service revenue growth in future years.

     The Company's international operations (including Canada and international distributors) provided revenues of $130.7 million and $133.7 million in fiscal 1999 and 1998, respectively. This decrease was primarily due to the relocation of the Company's Aironet Wireless Communication, Inc. ("Aironet") subsidiary, a developer, manufacturer, and marketer of wireless LAN systems, Canadian operations to Akron, Ohio during the second and third quarters of fiscal 1998 ($6.5 million). This decrease was offset by a $2.4 million increase in revenue reported by other foreign Company subsidiaries as well as increased sales to foreign distributors. The strength of the United States dollar against the local, functional currencies of certain of the Company's foreign subsidiaries negatively impacted international revenues by $1.5 million or 1.5% during fiscal 1999 as compared to the $6.2 million or 6.3% foreign currency impact in fiscal 1998.

     The Company anticipates that consolidated total revenues for fiscal 2000 will be greater than those experienced in fiscal 1999 but below those experienced in fiscal 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

1998 VS. 1997

     The table below sets forth the consolidated net revenues of the Company for fiscal 1998 and 1997, without adjustments for the sale of its former Itronix Corporation ("Itronix") subsidiary, which was effective December 31, 1996. As further explained below, after adjusting fiscal 1997 revenues to exclude the Itronix operations, consolidated revenues from the Company's continuing operations increased $65.6 million or 16.5%, as compared to fiscal 1997.

                                                           YEAR ENDED MARCH 31,     INCREASE (DECREASE)
                                                          -----------------------   -------------------
                                                             1998         1997      DOLLAR   PERCENTAGE
                                                          ----------   ----------   ------   ----------
                                                          (RESTATED)   (RESTATED)
Product, net............................................   $386,410     $386,791    $ (381)     (0.1)%
Customer service, net...................................     76,746       74,606     2,140       2.9%
                                                           --------     --------    ------
Total net revenues......................................   $463,156     $461,397    $1,759       0.4%
                                                           ========     ========    ======

     Consolidated product revenues from continuing operations increased $62.3 million or 19.2% during fiscal 1998 as compared to fiscal 1997. The reported results of fiscal 1997 included $62.6 million of product revenues recorded by Itronix. The increase in consolidated product revenues was due to a 19.9% increase in consolidated volume with a 2.1% reduction in the average selling price per PTC unit. The increase in consolidated volume was comprised of a 10.0% increase in non pen-based units, reflecting continued growth in customers' demand for the Company's newer, more sophisticated units, and a 53.4% increase in pen-based unit volume, the result of the Company's development and increased market penetration of its more powerful workslate models.

     The $3.3 million or 4.5% increase in consolidated customer service revenue from continuing operations during fiscal 1998 as compared to fiscal 1997 was due primarily to the continued increase in the installed base of the Company's products, in turn generating increased maintenance and "time & material" billings. Consolidated customer service revenue, as a percentage of consolidated product revenue, has remained relatively constant, 19.9% in fiscal 1998 vs. 19.3% in fiscal 1997, illustrating the correlative relationship between consolidated customer service revenue and consolidated product revenue.

     The Company's international operations (including Canada and international distributors) provided revenues of $133.7 million and $134.2 million in fiscal 1998 and 1997, respectively. This slight decrease was the result of the $6.5 million decline in Canadian sales caused by the relocation of the Aironet's Canadian operations to Akron, Ohio during the second and third quarters of fiscal 1998 partially offset by the $6.0 million of increased revenue reported by the Company's other foreign subsidiaries, primarily in the United Kingdom and Germany, as well as increased sales to foreign distributors. The strength of the United States dollar against the local, functional currencies of certain of the Company's foreign subsidiaries negatively impacted international revenues by $6.2 million or 6.3% during fiscal 1998 as compared to the $3.3 million or 3.4% foreign currency effect of fiscal 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COST OF REVENUES

1999 VS. 1998

                                                         YEAR ENDED MARCH 31,          INCREASE
                                                         ---------------------   --------------------
                                                           1999        1998      DOLLAR    PERCENTAGE
                                                         --------   ----------   -------   ----------
                                                                    (RESTATED)
                                                                        (IN THOUSANDS)
Product................................................  $241,265    $227,850    $13,415       5.9%
Customer service.......................................    55,078      48,836      6,242      12.8%
                                                         --------    --------    -------
Total cost of revenues.................................  $296,343    $276,686    $19,657       7.1%
                                                         ========    ========    =======
Cost of product revenues as a percentage of product
  revenues, net........................................      79.0%       59.0%
Cost of customer service revenues as a percentage of
  customer service revenues, net.......................      66.4%       63.6%

     The consolidated cost of product revenues increased $13.4 million or 5.9% during fiscal 1999 as compared to fiscal 1998. This increase was despite the overall decrease in product revenues in fiscal 1999 of $81.0 million as compared to fiscal 1998. In addition to the total excess and obsolete inventory provisions of $37.4 million as discussed below, the Company incurred increased costs related to underabsorbed manufacturing overhead costs due to decreased volumes and manufacturing inefficiencies of $9.8 million and material rework and repair costs of $3.0 million. The Company also incurred severance charges related to terminated manufacturing personnel of $.7 million, increased provisions for warranties related to the Company's international operations of $.3 million and provisions for disputed royalties and vendor charges of $.7 million.

     Consolidated inventory allowance accounts increased to $28.8 million at March 31, 1999, from $11.7 million at March 31, 1998. In addition to the inventory allowance accounts, accrued liabilities totaling $12.4 million were provided for purchase commitments to outside contract manufacturers for discontinued products.

     At March 31, 1999, the inventory allowance accounts were primarily composed of manufacturing purchased components of $22.9 million, customer service spare parts and used equipment of $4.0 million and international finished goods inventories of $1.9 million. The overall increase in the allowance accounts was due to provisions related to the discontinuance of several of the Company's products, including the PTC 1194, PTC 1124, PTC 1134, PTC 1184 as well as other products. The total charges related to the discontinuance of these products were $23.6 million. These charges included costs for the net realizable value of related tooling of $.8 million, reserves for related test and demonstration equipment of $1.1 million and vendor contract cancellation costs of $.8 million. A number of factors arose during the later part of the fiscal year that contributed to the management decision to discontinue these products. These included the extended length of time the development cycle experienced with these products, customer acceptance issues related to products shipped and more advanced features contained in competing products. These factors led to a reduction in customer demand and the related backlog for these products. Additionally, the effort needed to be put forth in order to modify the existing products to meet increased customer demands for performance features was determined to be cost prohibitive.

     In addition to the amounts noted above, provisions were made for manufacturing components of $7.6 million, test equipment held by customers of $3.0 million, remanufactured equipment of $2.8 million, customer service spare parts and used equipment of $1.2 million and international finished goods of $1.2 million. The provisions for remanufacturing obsolescence were made as revenues related to the Company's remanufacturing operations did not materialize as anticipated. During the fourth quarter of 1999, the Company significantly reduced its management emphasis on remanufacturing operations. Provisions for test equipment held by customers were made as such inventory aged and was determined either not to be saleable to such customers or able to be returned and utilized by the Company. During fiscal 1999, the Company reduced its shipments of test equipment to customers as a sales tool.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company is subject to a high degree of technological change in market and customer demands. The Company therefore continually monitors its inventories for excess and obsolete items based upon a combination of historical usage and forecasted usage of such inventories. Additionally, discrete provisions are made when existing facts and circumstances indicate that the subject inventory will not be utilized.

     Management disposes of excess and obsolete inventory as necessary and as manpower permits, although there are no formal programs to do so. During fiscal 1999, the following amounts were scrapped: manufacturing purchased components, $3.1 million, international inventories of finished goods $.5 million and test equipment held at customers of $3.7 million. Management plans to scrap the inventory related to discontinued products as soon as practicable. Recoveries related to the disposition of such inventory are expected to be immaterial.

     At March 31, 1999, the Company had approximately $25.7 million of finished goods inventory held at customers and distributors and approximately $5.7 million of manufacturing components at contract manufacturers. At March 31, 1998, the Company had approximately $7.6 million of finished goods inventory held at distributors and customers and approximately $2.0 million of manufacturing components at contract manufacturers. The increase in the amount of inventory held at customers and distributors was due primarily to the increase in amount of inventory shipped to customers but where revenue has not been recognized as installation of the product or ultimate customer acceptance of the products has not occurred. This increase was partially offset by a decrease in the amount of test equipment held by customers.

     The Company accrues fees due its value-add distributors for the distribution services and technical support provided to end users as well as cooperative advertising costs. These fees are generally based upon the sale value of the goods to the end user. During fiscal 1999, the Company incurred $2.4 million of these fees.

     The increase in the fiscal 1999 consolidated customer service cost percentage was primarily due to increased internal and contract labor and parts costs associated with repair work performed on the Company's more sophisticated products. It is estimated that these greater direct costs and excess repair costs for warranty repairs were approximately $2.0 million. In addition to these costs the Company also incurred severance charges related to terminated domestic customer service personnel of $.3 million.

     The Company believes that it will realize significant improvements in the consolidated gross margin percentage for fiscal 2000 as compared to fiscal 1999. However, the Company believes that these improvements will not result in the fiscal 2000 gross margin percentage exceeding those experienced in fiscal 1998.

1998 VS. 1997

                                                         YEAR ENDED MARCH 31,      INCREASE (DECREASE)
                                                        -----------------------   ---------------------
                                                           1998         1997       DOLLAR    PERCENTAGE
                                                        ----------   ----------   --------   ----------
                                                        (RESTATED)   (RESTATED)
Product...............................................   $227,850     $262,862    $(35,012)     (13.3)%
Customer service......................................     48,836       47,248       1,588        3.4%
                                                         --------     --------    --------     ------
Total cost of revenues................................   $276,686     $310,110    $(33,424)     (10.8)%
                                                         ========     ========    ========     ======
Cost of product revenues as a percentage of product
  revenues, net.......................................      59.0%        68.0%
Cost of customer service revenues as a percentage of
  customer service revenues, net......................      63.6%        63.3%

     The consolidated cost of product revenues from continuing operations increased $8.7 million or 4.0% during fiscal 1998 as compared to fiscal 1997. The reported consolidated results of fiscal 1997 included $43.7 million of cost of product revenues recorded by Itronix. The increase in cost of product revenues from continuing operations is directly related to the increase in consolidated product revenue. Consolidated product gross margins from continuing operations increased to 41% in fiscal 1998 from 32% in fiscal 1997, due primarily to the absence of non-recurring charges recorded in fiscal 1997 for the decreased carrying value of the inventory affected by the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

streamlining of the Company's product lines ($7.2 million) and the Company's workforce reduction and early retirement initiatives ($1.8 million). Fiscal 1998's consolidated product gross margin was also positively impacted by the reduced provisions for inventory obsolescence due to improved inventory management and the streamlining of the Company's product offerings.

     Consolidated inventory allowance accounts decreased to $11.7 million at March 31, 1998, from $15.3 million at March 31, 1997. At March 31, 1998, the inventory allowance accounts were primarily composed of manufacturing purchased components of $6.3 million, customer service spare parts of $2.4 million, international inventories of $1.2 million and test equipment held at customers of $1.0 million. The decrease from the fiscal 1997 allowance accounts was primarily the result of the physical disposition of $9.1 million of fully reserved obsolete material during the third quarter of fiscal 1998 that had previously been identified during the streamlining of the Company's product lines in fiscal 1997, partially offset by the continued provision for inventory obsolescence. Management disposes of excess and obsolete inventory. During fiscal 1998, the following amounts were scrapped: manufacturing purchased components, $7.9 million, international inventories $0.7 million and test equipment held at customers of $1.1 million. Subsequent to March 31, 1998, the Company scrapped $1.2 million of excess and obsolete inventories. As a percentage of consolidated gross inventories, the Company's consolidated inventory allowances decreased to 10% at March 31, 1998, from 15% at March 31, 1997.

OPERATING EXPENSES

1999 VS. 1998

                                                  YEAR ENDED MARCH 31,      INCREASE (DECREASE)
                                                 ----------------------    ---------------------
                                                   1999         1998       DOLLAR     PERCENTAGE
                                                 --------    ----------    -------    ----------
                                                             (RESTATED)
                                                                (IN THOUSANDS)
Selling expenses...............................  $ 96,109     $ 82,054     $14,055        17.1%
Product development and engineering expenses...    42,986       37,500       5,486        14.6%
General and administrative expenses............    54,923       39,462      15,461        39.2%
Asset impairment charge........................        --        6,069      (6,069)     (100.0)%
Unconsummated business combination costs.......     8,070           --       8,070        N.M.
                                                 --------     --------     -------      ------
Total operating expenses.......................  $202,088     $165,085     $37,003        22.4%
                                                 ========     ========     =======      ======

     Consolidated selling expenses as a percentage of total revenues were 25% and 18% in fiscal 1999 and 1998, respectively. The primary reasons for this increase were as follows. Bad debt provisions related to specific customer accounts increased substantially during fiscal 1999. Provisions related to these accounts aggregated $4.3 million. Also contributing to the increased selling expenses were an increase in the Company's international infrastructure of $2.9 million and approximately $.3 million of severance charges related to the Company's international operations. Selling and marketing expenses increased $2.2 million at Aironet as it increased its selling and marketing efforts in order to expand its outside customer base and promote separate name recognition. Domestic marketing expenses increased $1.8 million due the inclusion in fiscal 1999 results of a full year of expenditures related to a new marketing group created during fiscal 1998. Domestic advertising expenses increased $.7 million in fiscal 1999. Increased provisions for the past due accounts receivable related to a foreign distributor of $.7 million also increased overall selling expenses. Total provisions related to this one distributor were $3.6 million in fiscal 1999.

     Consolidated product development and engineering expenses as a percentage of total revenues were 11% and 8% in fiscal 1999 and 1998, respectively. The increase in product development and engineering expenses was primarily related to the decreased amount of capitalization of internal software development costs of $4.5 million as the result of a shift in the nature of those development efforts and the ability to qualify for capitalization under generally accepted accounting principles. Additionally, overall expense levels increased in the Company's

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

engineering and product development functions due to large amounts of open design projects associated with the Company's pen-based products and new products. Direct expenses such as labor, contract labor, outside design services and operating parts and supplies increased $6.1 million in fiscal 1999 as compared to fiscal 1998 levels. Engineering expenses were also increased by greater spending at the Company's Metanetics Corporation ("Metanetics") subsidiary, a licensor and developer of image processing technology, of $.6 million related to the development of its optical scanning product line and at Aironet of $.9 million related to the continued development of wireless network products. During fiscal 1999, amortization of goodwill of $.5 million resulting from the repurchase of Metanetics common stock was recorded as engineering expense. As part of the management change and related workforce reductions during the fourth quarter of fiscal 1999, severance charges of $.3 million were incurred. These increases were offset by the absence of $2.4 million of expenses incurred in fiscal 1998 to relocate certain of the Company's engineering and product development operations from Akron, Ohio to Houston, Texas. Additionally, product development and engineering expenses were decreased by the absence of $2.6 million of development expenses related to the Company's Virtual Vision subsidiary which was divested in April 1998. Also, engineering expenses were decreased by the absence of amortization of goodwill related to the acquisition of Teletransaction of $1.3 million, as that asset had become fully amortized during fiscal 1998.

     During fiscal 1999, the Company continued to capitalize internal software development costs in accordance with the requirements of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS No. 86") aggregating $3.3 million. Amortization related to capitalized internal software development costs was $7.2 million. During the year, the Company provided for accelerated amortization of $.7 million under the requirements of such Statement as the subject software was either replaced with newer versions or the related hardware products were discontinued.

     General and administrative expenses as a percentage of total revenues were 14% and 9% in fiscal 1999 and 1998, respectively. The increase in general and administrative expenses was primarily related to the following items. The Company experienced increased expenses related to its corporate information systems project of $3.4 million. Stock based compensation related to Aironet of $3.4 million was recorded due to the impact of variable plan accounting and changes to the vesting provisions of the underlying plan. As part of the management change and related workforce reductions during the fourth quarter of fiscal 1999, severance charges of $2.0 million were incurred. The change in the Company's management also led to the discontinuation of consulting contracts with Robert F. Meyerson, the Company's former Chairman and CEO, as these services will no longer be utilized. The discontinuation of such contracts resulted in a charge of $1.3 million. The Company also incurred start-up costs related to a joint venture entered into by Metanetics of $1.3 million. These start-up costs were paid to Robert F. Meyerson for services performed on behalf of the Company. Also contributing to the increase in general and administrative expenses was increased legal and accounting fees related to the Company's announced restatement of earnings, related shareholders suits and regulatory investigations of approximately $1.2 million. Depreciation and computer hardware and software maintenance primarily related to the Company's on-going information systems increased $.8 million and $1.2 million, respectively, in fiscal 1999 as compared to fiscal 1998. Additionally, rent allocated to general and administrative functions increased $.6 million in fiscal 1999 due to the move of the Company's engineering functions in fiscal 1998. The Company also expensed $.5 million of bank waiver fees related to its violation of its credit facility covenants.

     As discussed above, the Company incurred significant severance charges due to its management changes, which included related charges for the CEO, CFO and CTO of the Company as well as other members of senior executive management, and a general workforce reduction that took place during the fourth quarter of fiscal 1999. The areas of the Company effected were executive management, domestic sales operations, domestic product development, customer service and manufacturing operations. A total of 53 employees were terminated. Of this number, 5 employees were given a short term stay notice. All other employees were terminated prior to

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

March 31, 1999. The remaining employees were terminated subsequent to March 31, 1999. There have been no material changes to the amounts accrued.

     During fiscal 1999, the Company incurred charges aggregating $8.1 million as follows: unsolicited takeover bid, $3.2 million; proxy contest and settlement with shareholder, $.4 million; and two unconsummated business combination transactions of $2.9 million and $1.6 million, respectively.

     The Company plans to reduce operating expenses for fiscal 2000, both in absolute dollars and as a percentage of revenues. The Company anticipates that total operating expenses will be below those experienced in fiscal 1999 and 1998.

1998 VS. 1997

                                                       YEAR ENDED MARCH 31,      INCREASE (DECREASE)
                                                      -----------------------   ---------------------
                                                         1998         1997       DOLLAR    PERCENTAGE
                                                      ----------   ----------   --------   ----------
                                                      (RESTATED)   (RESTATED)
Selling expenses....................................   $ 82,054     $ 88,374    $ (6,320)      (7.2)%
Product development and engineering expenses........     37,500       45,189      (7,689)     (17.0)%
General and administrative expenses.................     39,462       53,408     (13,946)     (26.1)%
Asset impairment charge.............................      6,069           --       6,069       N.M.
                                                       --------     --------    --------
Total operating expenses............................   $165,085     $186,971    $(21,886)     (11.7)%
                                                       ========     ========    ========

     Consolidated selling expenses as a percentage of total revenues were 18% and 19% in fiscal 1998 and 1997, respectively. The selling expenses reported in fiscal 1997 included $6.2 million of selling expenses recorded by Itronix. Consolidated selling expenses from continuing operations decreased primarily due to the absence of $4.6 million of non-recurring charges recorded during fiscal 1997 related to the Company's workforce reduction and early retirement initiatives and the redesign of the Company's worldwide distribution and logistics operations. This reduction was offset by increased marketing expenses during fiscal 1998 related to the creation of a new product marketing group, Aironet's increased emphasis on the development of its external sales and the building of greater customer awareness and name recognition, provisions for the past due accounts receivable related to a certain foreign distributor of $2.9 million and $1.4 million of charges related to workforce reductions in the Company's international operations.

     Product development and engineering expenses as a percentage of total revenues were 8% in fiscal 1998 as compared to 10% in fiscal 1997. The Company's fiscal 1997 consolidated results included $5.2 million of product development and engineering expenses incurred by Itronix. Product development and engineering expenses from continuing operations decreased $2.4 million or 6% in fiscal 1998 from fiscal 1997. This decrease was the result of the absence of $3.0 million of non-recurring charges related primarily to the Company's workforce reduction and early retirement initiatives recorded during fiscal 1997, offset by approximately $2.4 million of expenses incurred in fiscal 1998 to relocate certain of the Company's engineering and product development operations from Akron, Ohio to Houston, Texas.

     During fiscal 1998, the Company capitalized internal software development costs in accordance with the requirements of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS No. 86") aggregating $.5 million, net of amortization of $6.4 million.

     General and administrative expenses as a percentage of total revenues were 9% in fiscal 1998 as compared to 12% in fiscal 1997. The decrease in consolidated general and administrative expenses during fiscal 1998 was due primarily to the absence of the $5.9 million of non-recurring charges related to the Company's workforce reduction and early retirement initiatives, corporate information systems and certain consulting agreements as well as the $5.5 million charge related to the retirement of Robert F. Meyerson, the Company's former Chairman and CEO, all of which were recorded during fiscal 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     During fiscal 1998, the Company incurred impairment charges aggregating $4.6 million related to the uncollected notes receivable from the fiscal 1997 divestiture of certain retail software operations to a third party as well as an investment in that entity. In addition to these charges, the Company also recorded an impairment charge of $1.4 million related to its investment in the foreign distributor referenced above, as such investment was deemed to not be recoverable. These investments were fully impaired due to poor historical financial performance, inability to repay amounts owed to the Company and lack of persuasive evidence that would indicate a future ability or intent of these entities that would support the carrying value of the Company's investments.

INTEREST EXPENSE

1999 VS. 1998

                                                       YEAR ENDED MARCH 31,     INCREASE (DECREASE)
                                                      ----------------------    --------------------
                                                        1999         1998       DOLLAR    PERCENTAGE
                                                      --------    ----------    ------    ----------
                                                                  (RESTATED)
                                                                      (IN THOUSANDS)
Interest income...................................    $   801       $ 1,573     $ (772)      (49.1)%
Interest expense..................................     (9,872)       (7,181)     2,691        37.5%
                                                      -------       -------     ------
Net interest expense..............................    $(9,071)      $(5,608)    $3,463        61.8%
                                                      =======       =======     ======

     Net interest expense as a percentage of total revenues increased to 2% in fiscal 1999 as compared to 1% in fiscal 1998. This increase was primarily due to the increase in the fiscal 1999 weighted average borrowings under the Company's credit agreements and product financing arrangements of $49.7 million as compared $3.5 million in fiscal 1998. The impact of this increase was partially offset by the increased capitalization of interest costs related to the Company's corporate information systems project. The increased capitalization of these costs reduced interest expense by $1.2 million in fiscal 1999 as compared to $.3 million in fiscal 1998.

     The Company anticipates continued need for borrowings during fiscal 2000. Therefore, the Company believes that interest expense will increase as compared with fiscal 1999.

1998 VS. 1997

                                                             YEAR ENDED MARCH 31,     INCREASE (DECREASE)
                                                            -----------------------   -------------------
                                                               1998         1997      DOLLAR   PERCENTAGE
                                                            ----------   ----------   ------   ----------
                                                            (RESTATED)   (RESTATED)
Interest income...........................................   $ 1,573      $ 1,489     $  84         5.6%
Interest expense..........................................    (7,181)      (8,056)     (875)      (10.9)%
                                                             -------      -------     -----
Net interest expense......................................   $(5,608)     $(6,567)    $(959)      (14.6)%
                                                             =======      =======     =====

     Net interest expense as a percentage of revenues was approximately 1% in both fiscal 1998 and fiscal 1997. The decrease in the Company's consolidated net interest expense between fiscal 1998 and fiscal 1997 was the result of the decrease in the Company's borrowings under its credit agreements. The Company had a weighted average of $3.5 million outstanding under its credit agreements during fiscal 1998 as compared to a weighted average of $7.8 million outstanding during fiscal 1997. This was partially offset by an increase in the weighted average interest rate (8.9% per annum in fiscal 1998 as compared to 7.0% per annum in fiscal 1997).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NON-OPERATING INCOME

1999 VS. 1998

                                                   YEAR ENDED MARCH 31,      INCREASE (DECREASE)
                                                   --------------------     ----------------------
                                                   1999         1998        DOLLAR      PERCENTAGE
                                                   -----     ----------     -------     ----------
                                                             (RESTATED)
                                                                   (IN THOUSANDS)
Gain on sale of subsidiary stock..............     $ 340      $ 1,637       $(1,297)       (79.2)%
Other non-operating (expense) income..........      (754)      (1,012)          258        (25.5)%
                                                   -----      -------       -------
Total non-operating (expense) income..........     $(414)     $   625       $(1,039)      (166.2)%
                                                   =====      =======       =======

     During the first quarter of fiscal 1999, the transaction to sell the stock of the Company's Virtual Vision subsidiary was consummated, resulting in a $.9 million gain. Subsequent to the consummation of the transaction, positive adjustments to such gain totaling $.2 million were recorded. These adjustments related to changes in purchase price based upon key employee retention rates subsequent to the transaction.

     During the fourth quarter of fiscal 1999, the Company reduced the carrying value of a $4.5 million investment in non-marketable securities by $1.7 million. The Company's estimate of the decrease in the carrying value was based upon subsequent equity transactions of the investee with third-parties. This investment is composed of preferred shares in the development-stage technology company that purchased the Company's Virtual Vision subsidiary.

     The Company also reduced the carrying value of certain notes receivable from third-parties totaling $.4 million based upon subsequent settlements of amounts due.

     In fiscal 1999, the Company recorded minority interest of $.3 million as other non-operating income due to the minority interest share of Aironet's losses.

     During the first quarter of fiscal 1999, Aironet sold 222,222 shares of its voting common stock to various third party investors at a price of $3.50 per share. Proceeds from this sale of stock totaled $.8 million in cash and notes receivable. The resulting pre-tax gain of $.3 million was recorded as a gain on sale of subsidiary stock in the accompanying statement of operations. In addition to the sale of the shares of stock, 66,667 warrants at $3.50 per share for the purchase of Aironet voting common stock were issued. A gain of approximately $.05 million relating to these warrants has been deferred until the warrants are exercised or lapse. The Company's remaining interest in the voting stock of Aironet at March 31, 1999 was 76%, as compared to 78% at March 31, 1998.

1998 VS. 1997

                                                  YEAR ENDED MARCH 31,          INCREASE (DECREASE)
                                                -------------------------     -----------------------
                                                   1998           1997         DOLLAR      PERCENTAGE
                                                ----------     ----------     --------     ----------
                                                (RESTATED)     (RESTATED)
Gain on sale of subsidiary stock..............    $1,637        $    --       $  1,637         N.M.
Other non-operating (expense) income..........    (1,012)        34,726        (35,738)      (102.9)%
                                                  ------        -------       --------       ------
          Total non-operating income..........    $  625        $34,726       $(34,101)       (98.2)%
                                                  ======        =======       ========       ======

     During the fourth quarter of fiscal 1998, the Company recorded non-operating expense of $.4 million related to the minority interest in the income of Aironet, $1.2 million of non-operating expense related to the revaluation of certain non-marketable investments and approximately $1.0 million of non-operating income related to the sale of its investment in a start-up wireless technology entity. During the third quarter 1998 the Company recorded a non-operating loss of $.4 million related to a discrete litigation settlement related to the divestiture of Itronix.

     During fiscal 1998, Aironet sold 984,126 shares of voting common stock to third party investors at a price of $3.50 per share. Proceeds from this sale of stock totaled $3.4 million in cash. The resulting pre-tax gain of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

$.4 million, net of related transaction costs, was recorded as a gain on sale of subsidiary stock in the accompanying consolidated statement of operations. The Company's remaining interest in the voting common stock of Aironet at March 31, 1998, was 78%, as compared to 90% at March 31, 1997.

     During fiscal 1998, certain employees of Aironet exercised 270,000 options to purchase Aironet voting common stock at $1.86 per share. The pre-tax gain of $.2 million was recorded as a gain on sale of subsidiary stock in the accompanying consolidated statement of operations.

     During fiscal 1997, the Company sold 808,500 shares of Aironet stock in a transaction which, as further discussed in Note 17 -- Subsidiary Stock Transactions of the accompanying consolidated financial statements, resulted in a $1.0 million deferred gain at March 31, 1997, as the criteria for the recognition of gain on the sale of subsidiary stock had not been met. During fiscal 1998, the criteria for the recognition of gain on the sale of subsidiary stock were fulfilled, and accordingly, the deferred gain was recorded as a gain on sale of subsidiary stock in the accompanying consolidated statement of operations.

INCOME TAXES

1999 VS. 1998

                                                  YEAR ENDED MARCH 31,             INCREASE
                                                 ----------------------     ----------------------
                                                  1999          1998        DOLLAR      PERCENTAGE
                                                 -------     ----------     -------     ----------
                                                             (RESTATED)
                                                                  (IN THOUSANDS)
Provision for income taxes.....................  $17,360       $7,227       $10,133       140.2%

     The Company's consolidated fiscal 1999 tax provision reflects a valuation allowance of $10.1 million established against the net deferred tax asset at the beginning of the year and foreign income taxes of $5.2 million. No tax benefit was recognized for the fiscal 1999 net operating loss based on the Company's assessment that it is more likely than not that these deferred tax assets will not be utilized through future taxable income or implementation of tax planning strategies.

1998 VS. 1997

                                                    YEAR ENDED MARCH 31,              INCREASE
                                                  -------------------------     ---------------------
                                                     1998           1997        DOLLAR     PERCENTAGE
                                                  ----------     ----------     ------     ----------
                                                  (RESTATED)     (RESTATED)
Provision for income taxes......................    $7,227          $726        $6,501       895.5%

     The Company's consolidated effective tax rate was 44% in fiscal 1998 as compared to 10% in fiscal 1997. The consolidated effective tax rate for fiscal 1998 reflects income before taxes multiplied by the United States federal statutory tax rate. The rate was increased by, nondeductible goodwill amortization, other miscellaneous items such as state income tax expense and tax reserve and international rate differentials. The effective tax rate was decreased by research and development credits and the favorable tax treatment of the foreign sales corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              FINANCIAL CONDITION

LIQUIDITY

1999 VS. 1998

                                                                   MARCH 31,             DOLLAR
                                                             ----------------------     INCREASE
                                                               1999         1998       (DECREASE)
                                                             --------    ----------    ----------
                                                                         (RESTATED)
                                                                 (IN THOUSANDS EXCEPT RATIOS)
Cash and cash equivalents..................................  $ 22,459     $ 27,500     $  (5,041)
Accounts and notes receivable..............................    88,515      137,685       (49,170)
Inventories................................................   129,049      109,935        19,114
Prepaid expenses and other.................................     9,029       16,084        (7,055)
                                                             --------     --------     ---------
Total current assets.......................................  $249,052     $291,204     $ (42,152)
                                                             ========     ========     =========
Notes payable..............................................  $ 68,567     $  3,000     $  65,567
Accounts payable...........................................    64,966       58,634         6,332
Income taxes payable.......................................     6,434        3,466         2,968
Accrued liabilities........................................    74,285       41,988        32,297
Other......................................................       525          968          (443)
                                                             --------     --------     ---------
Total current liabilities..................................  $214,777     $108,056     $ 106,721
                                                             ========     ========     =========
Working capital (current assets less current
  liabilities).............................................  $ 34,275     $183,148     $(148,873)
                                                             ========     ========     =========
Current ratio (current assets divided by current
  liabilities).............................................  1.2 to 1     2.7 to 1

     The decrease in the Company's working capital at March 31, 1999, from March 31, 1998, was primarily attributable to the increase in notes payable, accrued liabilities and accounts payable, supplemented by a decrease in accounts receivable and partially offset by an increase in inventories. The increase in notes payable was due to increased financing needs as a result of the net loss incurred during the last half of fiscal 1999, high levels of inventory purchases, and capital expenditures of $36.0 million, including expenditures related to the Company's information systems project. The increase in accrued liabilities and accounts payable was primarily due to amounts recorded for deferred product revenues of $14.2 million and for costs related to purchases of components related to discontinued products of $12.4 million as well as decreased payments to vendors. Inventories increased during fiscal 1999 primarily due to an $18.1 million increase of finished goods inventory held by customers and distributors. The increase in the amount of inventory held at customers and distributors was due primarily to the increase in the amount of inventory shipped to customers but where revenue has not been recognized as installation of the product or ultimate customer acceptance of the products has not occurred. Consolidated inventory turns remained consistent at 2.3 as of March 31, 1999 and 1998.

     Accounts receivable decreased between years primarily due to decreased revenues during the last quarter of fiscal 1999 as compared to fiscal 1998. The overall increases of accounts receivable allowance accounts for bad debts of $6.3 million and sales returns and allowances of $11.8 million also contributed to the decrease in accounts receivable. Additionally, the reclassification of $4.5 million of proceeds in the form of shares related to the sale of Virtual Vision from other accounts receivable into long-term assets when such proceeds were released from escrow added to the decrease in accounts receivable. Days sales outstanding increased from 84 days at March 31, 1998 to 98 days at March 31, 1999 as revenues for the last quarter of fiscal 1999, relative to those recorded in the last quarter of fiscal 1998, decreased at a faster rate than the net accounts receivable balance. Other decreases of $10.4 million included other accounts receivable and prepaid assets. Other decreases in prepaid assets were in part due to decreased deferred income tax assets, which were subject to a substantial valuation allowance in the current year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company has incurred a net loss in fiscal 1999 of $137.0 million with a decrease in consolidated revenues of $74.9 million as compared to fiscal 1998. Cash flows used by operations were $27.6 million, and cash flows used in investing activities were $40.9 million. The primarily source of cash flows for fiscal 1999 were net borrowings under its credit facilities and including product financing arrangements which aggregated $65.6 million. The Company is currently in violation of its debt covenants related to these credit facilities and is unable to borrow additional funds against these facilities. Waivers for non-compliance have been received through August 30, 1999. The Company's stockholders' equity and working capital at March 31, 1999 were $17.0 million and $34.3 million, respectively.

     Since joining the Company in March 1999, the Chief Executive Officer has formed the Company's executive management team and is in the process of implementing the team's operating plan to stabilize the Company and pursue growth opportunities in the mobile information systems industry. Management is actively seeking opportunities to generate cash from sources such as inventories and accounts receivable, managing vendor payments and related operating expenditures and is improving operating processes, such as material requirements planning and design-to-cost, required to achieve its operating and financial goals. However, there can be no assurance that the cash flows generated from such sources will be sufficient to support the Company's efforts to manage the payment of the amounts presently owing to or subsequently incurred with its suppliers. If cash flows are not sufficient there could be disruption of the flow of necessary materials, components, services or other cash requirements of the Company. In addition, payments may ultimately be required in the near-term in settlement of the litigation, commitments and contingencies referenced in
Note 19 -- Commitments and Contingencies. Such payments could have a material adverse effect on the Company's cash flows and, in turn, on the Company's results of operations and financial condition.

     In connection with the granting of the waivers discussed above, the Company's existing lenders exercised their rights under the terms of their respective loans to file UCC financing statements to perfect the security interests previously conditionally granted in their favor by the Company in its accounts receivable, inventory and equipment and the proceeds thereof and subsequently required that the Company grant them security interest in substantially all of the Company's assets. The Company has been negotiating with financial institutions to provide adequate financial resources to execute the management team's operating plans.

     As discussed in Note 22 -- Subsequent Events to the accompanying consolidated financial statements, the Company has received a commitment letter from a financial institution for a $100 million senior credit facility. This commitment letter contains conditions precedent and subsequent; therefore, there can be no absolute assurance that this credit facility will ultimately be executed and provide the financing sufficient to fund management's plans. The planned use of the proceeds from this facility is to repay the existing credit facility in full and to reduce amounts payable to vendors.

     The Company has received $20.5 million of the proceeds from the initial public offering of Aironet's common stock. One-half of these proceeds are to be used in order to partially repay the Company's current borrowings under its existing credit agreement. The remaining proceeds are to be utilized to reduce amounts payable to vendors.

     The Company's independent accountants have included a "going concern" paragraph in their audit report accompanying the fiscal 1999 consolidated financial statements. The paragraph states that the Company's operating losses, negative operating cash flows, net retained deficit and debt covenant violations raise substantial doubt about the Company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from this uncertainty.

     The Company is currently meeting cash flow requirements from internally generated cash flows and has successfully managed the payments of vendors and employees without the disruption of the flow of necessary materials, components and services. However, there can be no assurance that the Company will continue to do so in the future. If the contemplated financing is not obtained prior to August 30, 1999, the Company will be required to obtain additional waivers under its current credit facilities. The lenders thereunder are under no

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

obligation to grant such waivers. In the absence of any required further waivers, the Company will be in default of, and subject to the lenders' rights of acceleration under its existing credit agreements and the lenders' rights and remedies as secured parties. Pending the establishment of replacement credit facilities, the Company will continue to rely upon internally generated cash flows. Management believes that, despite the financial hurdles, liquidity constraints and funding uncertainties going forward, it has a business plan that, if successfully funded and executed, should significantly improve the Company's operations and financial results. The support of the Company's vendors, customers, lenders, stockholders and employees will continue to be key to the Company's future success.

1998 VS. 1997

                                                                     MARCH 31,            DOLLAR
                                                              -----------------------    INCREASE
                                                                 1998         1997      (DECREASE)
                                                              ----------   ----------   ----------
                                                              (RESTATED)   (RESTATED)
Cash and cash equivalents...................................   $ 27,500     $ 45,386     $(17,886)
Accounts and notes receivable...............................    137,685      123,144       14,541
Inventories.................................................    109,935       85,220       24,715
Prepaid expenses and other..................................     16,084       13,589        2,495
                                                               --------     --------     --------
Total current assets........................................   $291,204     $267,339     $ 23,865
                                                               ========     ========     ========
Notes payable...............................................   $  3,000     $     50     $  2,950
Accounts payable............................................     58,634       47,917       10,717
Income taxes payable........................................      3,466        3,077          389
Accrued liabilities.........................................     41,988       47,440       (5,452)
Other.......................................................        968        1,010          (42)
                                                               --------     --------     --------
Total current liabilities...................................   $108,056     $ 99,494     $  8,562
                                                               ========     ========     ========
Working capital (current assets less current liabilities)...   $183,148     $167,845     $ 15,303
                                                               ========     ========     ========
Current ratio (current assets divided by current
  liabilities)..............................................   2.7 to 1     2.7 to 1

     The increase in the Company's working capital at March 31, 1998, from March 31, 1997, was primarily attributable to the increases in accounts and notes receivable and inventories and the decrease in accrued liabilities. The increase in accounts receivable was primarily the result of the increase in domestic sales in the fourth quarter of fiscal 1998 versus the fourth quarter of fiscal 1997. Additionally, domestic days sales outstanding decreased to 84 days at March 31, 1998, from 86 days at March 31, 1997. The increase in inventories at March 31, 1998, was due to increased purchases of raw materials to take advantage of volume discounts and inventory required for the initial production of two new pen-based product models. Consolidated inventory turns decreased to
2.3 at March 31, 1998, from 2.6 at March 31, 1997. The increases in the components of the Company's working capital were partially reduced by a decrease in cash and cash equivalents and an increase in accounts payable. The decrease in cash, as illustrated in the "Consolidated Statement of Cash Flows", was due primarily to the increase in accounts receivable. The increase in accounts payable was the result of increased liabilities for inventory purchases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOWS FROM OPERATING ACTIVITIES

1999 VS. 1998

                                                                                       DOLLAR INCREASE
                                                               YEAR ENDED MARCH 31,     (DECREASE) IN
                                                              ----------------------      CASH FLOW
                                                                1999         1998          IMPACT
                                                              ---------   ----------   ---------------
                                                                          (RESTATED)
                                                                           (IN THOUSANDS)
Net (loss) income...........................................  $(136,982)   $  8,159       $(145,141)
Cumulative effect of an accounting change...................         --       2,176          (2,176)
Depreciation and amortization...............................     29,174      26,872           2,302
Amortization of restricted stock awards, net................        152         199             (47)
Non-cash stock compensation expense, net of minority
  interest impact...........................................      2,340          --           2,340
Provision for doubtful accounts.............................      7,752       3,038           4,714
Provision for inventory obsolescence........................     37,430       4,999          32,431
Deferred income taxes.......................................      9,525      (3,306)         12,831
Gain on sale of assets......................................        (88)       (669)            581
Gain on sale of subsidiary and subsidiary stock.............     (1,240)     (1,637)            397
Asset impairment charge.....................................         --       6,069          (6,069)
Loss related to carrying value of non-marketable
  investments...............................................      2,094          --           2,094
Loss on disposal of assets..................................         --         800            (800)
Minority interest...........................................       (258)        659            (917)
Accounts and notes receivable...............................     37,206     (14,286)         51,492
Inventories.................................................    (44,089)    (30,834)        (13,255)
Prepaid expenses and other..................................      2,408       2,094             314
Intangibles and other assets................................       (833)      1,254          (2,087)
Accounts payable and accrued liabilities....................     29,305       3,333          25,972
Income taxes payable........................................      2,527         808           1,719
Other long-term liabilities.................................     (4,039)     (2,913)         (1,126)
                                                              ---------    --------       ---------
Net cash (used in) provided by operating activities.........  $ (27,616)   $  6,815       $ (34,431)
                                                              =========    ========       =========

     The decrease in the Company's cash flows from operating activities was primarily the result of the decrease in cash flows resulting from the change in net income from $8.2 million in fiscal 1998 to a net loss of $137.0 million in fiscal 1999, supplemented by the increased negative cash flow impact of inventories. These negative cash flow impacts were partially offset by the positive cash flow impact of the increased provision for inventory obsolescence, the net change in accounts and notes receivable, the net change in accounts payable and accrued liabilities and the cash flow impact of deferred income taxes.

1998 VS. 1997

                                                                                       DOLLAR INCREASE
                                                             YEAR ENDED MARCH 31,       (DECREASE) IN
                                                           ------------------------       CASH FLOW
                                                              1998          1997           IMPACT
                                                           ----------    ----------    ---------------
                                                           (RESTATED)    (RESTATED)
Net income (loss)........................................   $  8,159      $ (8,251)        $16,410
Cumulative effect of an accounting change................      2,176            --           2,176
Depreciation and amortization............................     26,872        29,502          (2,630)
Provision for doubtful accounts..........................      3,038         1,310           1,728
Provision for inventory obsolescence.....................      4,999        10,310          (5,311)
Deferred income taxes....................................     (3,306)       (4,110)            804
Gain on sale of assets...................................       (669)      (32,653)         31,984

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                                                       DOLLAR INCREASE
                                                             YEAR ENDED MARCH 31,       (DECREASE) IN
                                                           ------------------------       CASH FLOW
                                                              1998          1997           IMPACT
                                                           ----------    ----------    ---------------
                                                           (RESTATED)    (RESTATED)
Gain from sale of subsidiary stock.......................     (1,637)           --          (1,637)
Asset impairment charge..................................      6,069            --           6,069
Minority interest........................................        659         1,127            (468)
Accounts and notes receivable............................    (14,286)         (112)        (14,174)
Inventories..............................................    (30,834)          511         (31,345)
Prepaid assets and other.................................      2,094         1,193             901
Intangibles and other assets.............................      1,254         1,948            (694)
Accounts payable and accrued liabilities.................      3,333        (8,197)         11,530
Income taxes payable.....................................        808        (3,005)          3,813
Other....................................................     (1,914)          (64)         (1,850)
                                                            --------      --------         -------
Net cash provided by (used in) operating activities......   $  6,815      $(10,491)        $17,306
                                                            ========      ========         =======

     The increase in the Company's cash flows from operations for fiscal 1998 was primarily the result of the cash flow impact of the increase in net income, the absence of the cash flow impact from the gain on the sale of Itronix, the cash flow impact of asset impairment charges and the change in the cash flow impact of accounts payable and accrued liabilities. The effect of these positive cash flow items was partially offset by the negative cash flow impact of the change in accounts and notes receivable and the change in the cash flow impact of inventories.

CASH FLOWS FROM INVESTING ACTIVITIES

1999 VS. 1998

                                                                                     DOLLAR INCREASE
                                                            YEAR ENDED MARCH 31,      (DECREASE) IN
                                                           ----------------------       CASH FLOW
                                                             1999         1998           IMPACT
                                                           --------    ----------    ---------------
                                                                       (RESTATED)
                                                                        (IN THOUSANDS)
Proceeds from sale of assets.............................  $     --     $  5,444        $ (5,444)
Proceeds from sale of subsidiary stock...................       700        3,100          (2,400)
Additions to property and equipment......................   (36,024)     (26,490)         (9,534)
Software investments.....................................    (3,781)      (6,936)          3,155
Purchase of non-marketable investments...................        --       (5,600)          5,600
Additions to long-term notes receivable..................      (795)        (580)           (215)
Proceeds from non-marketable investments.................       929        1,033            (104)
Repurchase of subsidiary stock...........................    (1,950)          --          (1,950)
                                                           --------     --------        --------
Net cash used in investing activities....................  $(40,921)    $(30,029)       $(10,892)
                                                           ========     ========        ========

     Fiscal 1999 cash flows from investing activities were negatively impacted by the increase in the additions to property and equipment, the cash paid for the repurchase of subsidiary stock and the decreases in the proceeds from asset and subsidiary stock sales. These decreases were partially offset by the positive cash flow impact of reduced software investments and the absence of the purchase of non-marketable investments. The increase in the additions to property and equipment was primarily due to the Company's increased investment in its corporate information systems project and related computer hardware and capitalized interest costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

1998 VS. 1997

                                                                                        DOLLAR INCREASE
                                                               YEAR ENDED MARCH 31,      (DECREASE) IN
                                                             ------------------------      CASH FLOW
                                                                1998          1997          IMPACT
                                                             ----------    ----------   ---------------
                                                             (RESTATED)    (RESTATED)
Proceeds from sale of assets...............................   $  5,444      $65,674        $(60,230)
Proceeds from sale of subsidiary stock.....................      3,100           --           3,100
Additions to property and equipment........................    (26,490)     (16,837)         (9,653)
Software investments.......................................     (6,936)      (7,731)            795
Purchase of non-marketable investments.....................     (5,600)      (6,691)          1,091
Other......................................................        453       (2,000)          2,453
                                                              --------      -------        --------
Net cash (used in) provided by investing activities........   $(30,029)     $32,415        $(62,444)
                                                              ========      =======        ========

     The Company's cash flows from investing activities decreased in fiscal 1998 from fiscal 1997, primarily as the result of the absence of the cash proceeds from the sale of Itronix and the capitalization of $8.6 million of expenditures relating to the installation of a new corporate-wide information system. These negative cash flow items were partially offset by the positive cash flow effect of proceeds from the sale of subsidiary stock and other investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

1999 VS. 1998

                                                                                      DOLLAR INCREASE
                                                              YEAR ENDED MARCH 31,     (DECREASE) IN
                                                              ---------------------      CASH FLOW
                                                               1999         1998          IMPACT
                                                              -------    ----------   ---------------
                                                                         (RESTATED)
                                                                                       (IN THOUSANDS)
Notes payable, net..........................................  $65,567      $2,567         $63,000
Principal payments on capital leases........................     (884)       (832)            (52)
Debt issue costs paid.......................................       (2)        (24)             22
Debt waiver fees paid.......................................   (1,148)         --          (1,148)
Proceeds from exercise of stock options.....................    1,397       9,190          (7,793)
Purchase of treasury stock..................................   (1,202)     (5,070)          3,868
Payment of cash dividends...................................     (162)       (162)             --
                                                              -------      ------         -------
Net cash provided by financing activities...................  $63,566      $5,669         $57,897
                                                              =======      ======         =======

     The Company's cash flows from financing activities increased for fiscal 1999 as a result of increased borrowing under the Company's credit facilities. This borrowing was necessitated by the Company's net loss for the year as well as investments in inventories and the cash outlay related to the Company's corporate information systems project. Also increasing the cash provided by financing activities was the reduction in the Company's common stock repurchase activity during fiscal 1999 (63,300 shares during fiscal 1999 at a weighted average price of $17.19 per share vs. 294,200 shares during fiscal 1998 at a weighted average price of $17.23 per share). These increases in cash flows from financing activities were partially offset by the reduced cash proceeds from the exercises of stock options for the Company's common stock due to the decrease in the market value of such stock during the last half of fiscal 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

1998 VS. 1997

                                                             YEAR ENDED MARCH 31,      DOLLAR INCREASE
                                                            -----------------------     IN CASH FLOW
                                                               1998         1997           IMPACT
                                                            ----------    ---------    ---------------
                                                            (RESTATED)
Notes payable, net........................................    $2,567      $    (16)        $ 2,583
Purchase of treasury stock................................    (5,070)       (9,328)          4,258
Proceeds from exercise of stock options...................     9,190         1,615           7,575
Other.....................................................    (1,018)       (3,428)          2,410
                                                              ------      --------         -------
Net cash provided by (used in) financing activities.......    $5,669      $(11,157)        $16,826
                                                              ======      ========         =======

     The increase in the Company's cash flows from financing activities was the result of the positive cash flow impact of the increase in the Company's notes payable, the positive cash flow impact of the reduction in the number of shares of common stock repurchased under the Company's open market repurchase programs during fiscal 1998 (294,200 shares during fiscal 1998 at a weighted average price of $17.23 per share vs. 633,000 shares during fiscal 1997 at a weighted average price of $14.74 per share) as well as the positive cash flow impact of the increase in the proceeds from the exercise of stock options.

                               ACCOUNTING CHANGE

     On November 20, 1997, the FASB's Emerging Issues Task Force issued a new consensus ruling, "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation" ("EITF 97-13"). EITF 97-13 requires business process reengineering costs associated with information system development to be expensed as incurred. The Company has been involved in a corporate-wide information systems implementation project that was affected by this pronouncement. In accordance with this ruling, during fiscal 1998, the Company recorded a one-time, after-tax, non-cash charge of $1.0 million or $.08 per share to expense previously capitalized costs associated with this project. Such costs had primarily been incurred during the second quarter of fiscal 1998.

                            NEW ACCOUNTING STANDARDS

     In fiscal 1998, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting comprehensive income, which has been defined as the change in equity of an entity during a period from transactions and other events and circumstances from nonowner sources, in the basic financial statements. The Company was required to adopt the provisions of SFAS No. 130 for the fiscal year ended March 31, 1999, beginning with the quarter ended June 30, 1998, and to restate any prior period financial statements included for comparative purposes to reflect the application of SFAS No. 130. As the adoption of this pronouncement only modifies disclosures, there is no effect on the Company's consolidated financial position, results of operations or cash flows.

     During fiscal 1998, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 revises the manner in which an entity determines the operating segments it must report as well as requires the disclosure of additional segment information. The Company adopted the provisions of SFAS No. 131 for the fiscal year ended March 31, 1999, and has restated prior period financial statements included for comparative purposes to reflect the application of SFAS No. 131. As the adoption of this pronouncement only modifies disclosures, there is no effect on the Company's consolidated financial position, results of operations or cash flows.

     In fiscal 1998, the AICPA issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance on the recognition of revenue for the licensing, selling, leasing and marketing of computer software to customers. The Company adopted the provisions of SOP 97-2 for the fiscal year ended

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

March 31, 1999. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     In fiscal 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires the capitalization of certain costs incurred in the development of software used by a company for its own internal operations. The Company adopted the provisions of SOP 98-1 for the fiscal year ended March 31, 1999. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     During fiscal 1999, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company adopted the provisions of SOP 98-5 for the fiscal year ended March 31, 1999. The adoption of this pronouncement did not have a material effect on the Company's consolidation financial position, results of operations or cash flows.

     During fiscal 1999, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 provides accounting and reporting standards for derivative instruments. This standard will require the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The Company is required to adopt the provisions of SFAS No. 133 during the first quarter of fiscal 2002 (as delayed by Statement of Financial Accounting Standards No.
137 -- Deferral of the Effective Date of FASB Statement No. 133). Management believes that the adoption of this pronouncement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     In the ordinary course of business, the Company is subject to foreign currency and interest rate risks. The risks primarily relate to the sale of the Company's products to foreign customers through its foreign subsidiaries and changes in interest rates on the Company's short-term financing and capital lease obligations.

INTEREST RATE RISK

     The Company's revolving credit agreement and business purpose revolving promissory note carry interest rate risk that is generally related to either the agent bank's "Prime Commercial Lending Rate", the Federal Funds Rate, the Eurodollar rate or the Money Market rate. If any of these rates were to change while the Company has borrowings under the agreements, the related interest expense would increase or decrease accordingly. As of March 31, 1999, the Company had outstanding $55.0 million and $4.0 million under the revolving credit agreement and business purpose revolving promissory note, respectively.

     The Company's convertible subordinated debentures carry fixed rates of interest and therefore do not pose interest rate risk to the Company. However, interest rate changes would effect the fair market value of the debentures. At March 31, 1999, the Company had $106.9 million of convertible subordinated debentures outstanding.

     The Company monitors its interest rate risk, but does not engage in any hedging activities using derivative financial instruments to mitigate such risk.

FOREIGN CURRENCY RISK

     The financial results of the Company's foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of each year and revenues and expenses are translated at average rates of exchange during the year. Resulting translation adjustments are reported as a component of comprehensive income.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
          RISK (CONTINUED)

     Historically, the Company has not experienced any significant foreign currency gains or losses involving U.S. dollars and other currencies. This is primarily due to natural hedges of revenues and expenses in the functional currencies of the countries in which subsidiaries are located. Although the Company did not have any forward foreign currency exchange contracts in place at March 31, 1999, it does monitor its foreign currency exposure and has utilized these derivative financial instruments to mitigate foreign currency risk when necessary.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGES
                                                              -----
Report of Independent Accountants...........................    44
Consolidated Financial Statements:
  Consolidated Balance Sheet................................    45
  Consolidated Statements of Operations and Comprehensive
     (Loss) Income..........................................    46
  Consolidated Statement of Cash Flows......................    47
  Consolidated Statement of Changes in Stockholders'
     Equity.................................................    49
  Notes to Consolidated Financial Statements................    50
Financial Statement Schedule:
     II -- Valuation and Qualifying Accounts and Reserves...   104

     All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Telxon Corporation:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Telxon Corporation and its Subsidiaries at March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had a significant loss from operations and negative cash flows from operations, has a net retained deficit, and is currently in violation of certain restrictive debt covenants, which have been waived by the lenders through August 30, 1999, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for certain matters resulting in the restatement of the consolidated financial statements as of and for the fiscal years ended March 31, 1998, 1997 and 1996.

     As discussed in Note 20 to the consolidated financial statements, in fiscal year 1998, the Company changed its method of accounting for business process reengineering costs.

/s/ PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
August 6, 1999

                      TELXON CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                    IN THOUSANDS (EXCEPT PER SHARE AMOUNTS)

                                                                    MARCH 31,
                                                              ----------------------
                                                                1999         1998
                                                              --------    ----------
                                                                          (RESTATED)
ASSETS
Current assets:
  Cash (including cash equivalents of $-- and $6,778).......  $ 22,459     $ 27,500
  Accounts receivable, net of allowance for doubtful
     accounts of $11,069 and $4,749.........................    84,500      121,932
  Notes and other accounts receivable.......................     4,015       15,753
  Inventories...............................................   129,049      109,935
  Prepaid expenses and other................................     9,029       16,084
                                                              --------     --------
          Total current assets..............................   249,052      291,204
Property and equipment, net.................................    69,557       53,969
Intangible and other assets, net............................    30,235       33,292
                                                              --------     --------
          Total.............................................  $348,844     $378,465
                                                              ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................  $ 68,567     $  3,000
  Capital lease obligations due within one year.............       525          968
  Accounts payable..........................................    64,966       58,634
  Income taxes payable......................................     6,434        3,466
  Accrued liabilities.......................................    74,285       41,988
                                                              --------     --------
          Total current liabilities.........................   214,777      108,056
Capital lease obligations...................................     1,435        1,876
Convertible subordinated notes and debentures...............   106,913      107,224
Other long-term liabilities.................................     5,446        6,867
                                                              --------     --------
          Total liabilities.................................   328,571      224,023
Minority interests (Note 1).................................     3,307        1,287
Stockholders' equity:
  Preferred Stock, $1.00 par value per share; 500 shares
     authorized, none issued................................        --           --
  Common Stock, $.01 par value per share; 50,000 shares
     authorized, 16,234 and 16,219 shares issued............       162          162
  Additional paid-in capital................................    87,029       87,489
  Retained (deficit) earnings...............................   (61,977)      75,267
  Equity adjustment for foreign currency translation........    (5,464)      (4,929)
  Unearned compensation relating to restricted stock
     awards.................................................       (82)        (493)
  Treasury stock; 78 and 162 shares of common stock at
     cost...................................................    (1,423)      (3,062)
  Notes related to purchase of subsidiary stock.............    (1,279)      (1,279)
                                                              --------     --------
          Total stockholders' equity........................    16,966      153,155
                                                              --------     --------
Commitments and contingencies (Note 19).....................        --           --
                                                              --------     --------
          Total.............................................  $348,844     $378,465
                                                              ========     ========

See accompanying notes to consolidated financial statements

                      TELXON CORPORATION AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

                    IN THOUSANDS (EXCEPT PER SHARE AMOUNTS)

                                                                     YEAR ENDED MARCH 31,
                                                              -----------------------------------
                                                                1999         1998         1997
                                                              ---------   ----------   ----------
                                                                          (RESTATED)   (RESTATED)
Revenues:
  Product, net..............................................  $ 305,380    $386,410     $386,791
  Customer service, net.....................................     82,914      76,746       74,606
                                                              ---------    --------     --------
     Total net revenues.....................................    388,294     463,156      461,397
                                                              ---------    --------     --------
Cost of revenues:
  Product...................................................    241,265     227,850      262,862
  Customer service..........................................     55,078      48,836       47,248
                                                              ---------    --------     --------
     Total cost of revenues.................................    296,343     276,686      310,110
                                                              ---------    --------     --------
  Gross profit..............................................     91,951     186,470      151,287
Operating expenses:
  Selling expenses..........................................     96,109      82,054       88,374
  Product development and engineering expenses..............     42,986      37,500       45,189
  General and administrative expenses.......................     54,923      39,462       53,408
  Asset impairment charge...................................         --       6,069           --
  Unconsummated business combination costs..................      8,070          --           --
                                                              ---------    --------     --------
     Total operating expenses...............................    202,088     165,085      186,971
                                                              ---------    --------     --------
     (Loss) income from operations..........................   (110,137)     21,385      (35,684)
Interest income.............................................        801       1,573        1,489
Interest expense............................................     (9,872)     (7,181)      (8,056)
Gain on sale of subsidiary stock............................        340       1,637           --
Other non-operating (expense) income........................       (754)     (1,012)      34,726
                                                              ---------    --------     --------
     (Loss) income before income taxes and cumulative effect
       of an accounting change..............................   (119,622)     16,402       (7,525)
Provision for income taxes..................................     17,360       7,227          726
                                                              ---------    --------     --------
     (Loss) income before cumulative effect of an accounting
       change...............................................   (136,982)      9,175       (8,251)
                                                              ---------    --------     --------
Cumulative effect of an accounting change, net of taxes.....         --       1,016           --
                                                              ---------    --------     --------
     Net (loss) income......................................  $(136,982)   $  8,159     $ (8,251)
                                                              =========    ========     ========
     Net (loss) income per share before cumulative effect of
       an accounting change:
       Basic................................................  $   (8.50)   $    .58     $   (.51)
                                                              =========    ========     ========
       Diluted..............................................  $   (8.50)   $    .56     $   (.51)
                                                              =========    ========     ========
     Cumulative effect of an accounting change:
       Basic................................................  $      --    $   (.06)    $     --
                                                              =========    ========     ========
       Diluted..............................................  $      --    $   (.06)    $     --
                                                              =========    ========     ========
     Net (loss) income per share:
       Basic................................................  $   (8.50)   $    .52     $   (.51)
                                                              =========    ========     ========
       Diluted..............................................  $   (8.50)   $    .50     $   (.51)
                                                              =========    ========     ========
Average number of common shares outstanding:
       Basic................................................     16,108      15,809       16,062
       Diluted..............................................     16,108      16,317       16,062
     Net (loss) income......................................  $(136,982)   $  8,159     $ (8,251)
Other comprehensive (expense) income:
  Foreign currency translation adjustment...................       (535)     (2,286)        (579)
                                                              ---------    --------     --------
     Total comprehensive (loss) income......................  $(137,517)   $  5,873     $ (8,830)
                                                              =========    ========     ========

See accompanying notes to consolidated financial statements

                      TELXON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  IN THOUSANDS

                                                                     YEAR ENDED MARCH 31,
                                                              -----------------------------------
                                                                1999         1998         1997
                                                              ---------   ----------   ----------
                                                                          (RESTATED)   (RESTATED)
                                                                          ----------   ----------
Cash flows from operating activities:
  Net (loss) income.........................................  $(136,982)   $  8,159     $(8,251)
  Adjustments to reconcile net (loss) income to net cash
     provided by (used in) operating activities:
     Cumulative effect of an accounting change..............         --       2,176          --
     Depreciation and amortization..........................     29,174      26,872      29,502
     Amortization of restricted stock awards, net...........        152         199         119
     Non-cash stock compensation expense, net of minority
       interest impact......................................      2,340          --          --
     Provision for doubtful accounts........................      7,752       3,038       1,310
     Provision for inventory obsolescence...................     37,430       4,999      10,310
     Deferred income taxes..................................      9,525      (3,306)     (4,110)
     Gain on sale of assets.................................        (88)       (669)    (32,653)
     Gain on sale of subsidiary and subsidiary stock........     (1,240)     (1,637)         --
     Asset impairment charge................................         --       6,069          --
     Loss related to carrying value of non-marketable
       investments..........................................      2,094          --          --
     Trading securities, net................................         --          --         902
     Loss on disposal of assets.............................         --         800         592
     Minority Interest......................................       (258)        659       1,127
     Changes in assets and liabilities:
       Accounts and notes receivable........................     37,206     (14,286)       (112)
       Refundable income taxes..............................         --          --        (284)
       Inventories..........................................    (44,089)    (30,834)        511
       Prepaid expenses and other...........................      2,408       2,094       1,193
       Intangibles and other assets.........................       (833)      1,254       1,948
       Accounts payable and accrued liabilities.............     29,305       3,333      (8,197)
       Income taxes payable.................................      2,527         808      (3,005)
       Other long-term liabilities..........................     (4,039)     (2,913)     (1,393)
                                                              ---------    --------     -------
  Net cash (used in) provided by operating activities.......    (27,616)      6,815     (10,491)
Cash flows from investing activities:
  Proceeds from sale of assets..............................         --       5,444      65,674
  Proceeds from sale of subsidiary stock....................        700       3,100          --
  Additions to property and equipment.......................    (36,024)    (26,490)    (16,837)
  Software investments......................................     (3,781)     (6,936)     (7,731)
  Purchase of non-marketable investments....................       (795)     (5,600)     (6,691)
  Additions to long-term notes receivable...................         --        (580)     (2,000)
  Proceeds from non-marketable investments..................        929       1,033          --
  Repurchase of subsidiary stock............................     (1,950)         --          --
                                                              ---------    --------     -------
  Net cash (used in) provided by investing activities.......    (40,921)    (30,029)     32,415

                                                                     YEAR ENDED MARCH 31,
                                                              -----------------------------------
                                                                1999         1998         1997
                                                              ---------   ----------   ----------
                                                                          (RESTATED)   (RESTATED)
                                                                          ----------   ----------
Cash flows from financing activities:
  Notes payable, net........................................     65,567       2,567         (16)
  Principal payments on long-term financing.................         --          --      (2,104)
  Principal payments on capital leases......................       (884)       (832)       (856)
  Debt issue costs paid.....................................         (2)        (24)       (306)
  Debt waiver fees paid.....................................     (1,148)         --          --
  Proceeds from exercise of stock options...................      1,397       9,190       1,615
  Purchase of treasury stock................................     (1,202)     (5,070)     (9,328)
  Payment of cash dividends.................................       (162)       (162)       (162)
                                                              ---------    --------     -------
  Net cash provided by (used in) financing activities.......     63,566       5,669     (11,157)
  Effect of exchange rate changes on cash...................        (70)       (341)       (209)
                                                              ---------    --------     -------
  Net (decrease) increase in cash and cash equivalents......     (5,041)    (17,886)     10,558
  Cash and cash equivalents at beginning of year............     27,500      45,386      34,828
                                                              ---------    --------     -------
  Cash and cash equivalents at end of year..................  $  22,459    $ 27,500     $45,386
                                                              =========    ========     =======

See accompanying notes to consolidated financial statements

                      TELXON CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

               IN THOUSANDS (EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (RESTATED)

                                                                                 FOREIGN       UNEARNED                  NOTES
                                                      ADDITIONAL                CURRENCY     COMPENSATION   TREASURY   RECEIVABLE
                                             COMMON    PAID-IN     RETAINED    TRANSLATION    RESTRICTED    STOCK AT    SALE OF
                                             STOCK     CAPITAL     EARNINGS    ADJUSTMENT       STOCK         COST       STOCK
                                             ------   ----------   ---------   -----------   ------------   --------   ----------
Balance at March 31, 1996 (As Reported)....   $161     $85,750     $  78,096     $(2,064)       $(753)      $    --     $    --
Adjustments -- See Note 3 -- Restatement...     --        (295)       (1,546)         --           --            --          --
                                              ----     -------     ---------     -------        -----       -------     -------
Balance at March 31, 1996 (Restated).......    161      85,455        76,550      (2,064)        (753)           --          --
Exercise of non-qualified stock options,
  including tax benefit....................      1       1,670           (51)         --           --            --          --
Retirement of common stock (15,037
  shares)..................................     --          (2)           (3)         --           --            --          --
Amortization of restricted stock...........     --          --            --          --          376            --          --
Forfeiture of restricted stock.............     --        (424)           --          --          167            --          --
Repurchase of common stock (633,000
  shares)..................................     --          --            --          --           --        (9,328)         --
Reissue of treasury stock under employee
  stock purchase plan (75,560 shares)......     --         111            --          --           --           794          --
Notes receivable related to sale of
  subsidiary stock.........................     --          --            --          --           --            --      (1,295)
Currency translation adjustment............     --          --            --        (579)          --            --          --
Dividends paid ($.01 per share)............     --          --          (162)         --           --            --          --
Net loss for 1997..........................     --          --        (8,251)         --           --            --          --
                                              ----     -------     ---------     -------        -----       -------     -------
Balance at March 31, 1997 (Restated).......    162      86,810        68,083      (2,643)        (210)       (8,534)     (1,295)
Exercise of non-qualified stock options,
  including tax benefit....................     --         370          (813)         --           --         9,634          --
Amortization of restricted stock...........     --          --            --          --          199            --          --
Grants of restricted stock.................     --         482            --          --         (482)           --          --
Repurchase of common stock (294,200
  shares)..................................     --          --            --          --           --        (5,070)         --
Reissue of treasury stock under employee
  stock purchase plan (57,112 shares)......     --        (173)           --          --           --           908          --
Note receivable related to sale of
  subsidiary stock.........................     --          --            --          --           --            --          16
Currency translation adjustment............     --          --            --      (2,286)          --            --          --
Dividends paid ($.01 per share)............     --          --          (162)         --           --            --          --
Net income for 1998........................     --          --         8,159          --           --            --          --
                                              ----     -------     ---------     -------        -----       -------     -------
Balance at March 31, 1998 (Restated).......    162      87,489        75,267      (4,929)        (493)       (3,062)     (1,279)
Conversion of debentures...................     --         311            --          --           --            --          --
Exercise of non-qualified stock options,
  including tax benefit....................     --         (81)         (100)         --           --         1,578          --
Forfeiture of restricted stock.............     --        (259)           --          --          259            --          --
Amortization of restricted stock...........     --          --            --          --          152            --          --
Retirement of common stock (63,300
  shares)..................................     --        (113)           --          --           --        (1,089)         --
Reissue of treasury stock under employee
  stock purchase plan (52,999 shares)......     --        (318)           --          --           --         1,150          --
Currency translation adjustment............     --          --            --        (535)          --            --          --
Dividends paid ($.01) per share)...........     --          --          (162)         --           --            --          --
Net loss for 1999..........................     --          --      (136,982)         --           --            --          --
                                              ----     -------     ---------     -------        -----       -------     -------
Balance at March 31, 1999..................   $162     $87,029     $ (61,977)    $(5,464)       $ (82)      $(1,423)    $(1,279)
                                              ====     =======     =========     =======        =====       =======     =======

See accompanying notes to consolidated financial statements

                      TELXON CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    IN THOUSANDS (EXCEPT PER SHARE AMOUNTS)

                       (1998, 1997 AND 1996 AS RESTATED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the financial statements of Telxon Corporation and its wholly-owned and majority-owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in consolidation.

MINORITY INTERESTS

     The difference between the proceeds from the sale of stock by a subsidiary and the Company's carrying value of such stock is recorded as a non-operating gain or loss at the time of the sale, provided that the criteria for gain recognition on the sale of subsidiary stock have been met. For purposes of the consolidated balance sheet, minority interests represent the unaffiliated stockholders' interests in the cumulative earnings of the subsidiary. For purposes of the consolidated statement of operations, minority interests are included as other non-operating income or expense.

     At March 31, 1999 and 1998, the Company has recorded minority interests of approximately $5,233 and $2,791, respectively related to sales of common stock of its Aironet Wireless Communications, Inc. ("Aironet") subsidiary, a developer, manufacturer, and marketer of wireless LAN systems. The consideration received for such common stock, and the common stock of the Company's Metanetics Corporation ("Metanetics") subsidiary, a licensor and developer of image processing technology, included notes receivable. As such, the amount of these notes receivable has been offset against the minority interests and then as a separate component of stockholders' equity (where amounts exceeded the minority interests). The aggregate amount of such notes receivable offset against minority interest was $1,926 and $1,504 at March 31, 1999 and 1998, respectively. Refer to Note 17 -- Subsidiary Stock Transactions for additional details on sales of Aironet and Metanetics common stock.

FOREIGN CURRENCY TRANSLATION

     The financial statements of foreign operations are translated into U.S. dollars using the local currency as the functional currency in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". Accordingly, all assets and liabilities are translated at current rates of exchange, and operating transactions are translated at weighted average rates during the year. The translation gains and losses are accumulated as a separate component of stockholders' equity until realized. There were no income taxes allocated to the translation adjustments or to the transaction gains or losses in 1999, 1998 and 1997. Net transaction gains or losses are included in results of operations and were not material in 1999, 1998 and 1997.

FORWARD FOREIGN CURRENCY EXCHANGE CONTRACTS

     The Company may enter into forward foreign currency exchange contracts from time to time with reputable financial institutions, which generally involve the exchange of one currency for a second currency at some future date, to hedge against the impact of changes in foreign currency exchange rates on specific foreign currency commitments. Unrealized gains and losses on these forward foreign exchange contracts are deferred and realized upon settlement of the commitment transaction. Refer to Note 13 -- Fair Value of Financial Instruments for additional details on forward foreign currency exchange contracts.

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments which are both readily convertible to cash and have a maturity of three months or less when purchased to be cash equivalents. At March 31, 1999, 1998 and 1997, the Company had $500 held in escrow related to a standstill agreement with a third party. Subsequent to March 31, 1999, such funds were released to the Company from escrow.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at historical cost and depreciated over the estimated useful lives of the assets using the straight-line method for financial reporting purposes. The ranges of the estimated useful lives are: buildings, 19-25 years; machinery and equipment, furniture and fixtures, and transportation equipment, 3-10 years; enterprise-wide business system, 7 years; marketing and customer service equipment and tooling, 3 years; and leasehold improvements, over the shorter of the useful life of the asset or the life of the lease. Gains and losses from the sale or retirement of property and equipment are included in results of operations. Fully depreciated assets are written off against accumulated depreciation.

SOFTWARE COSTS, INTANGIBLES AND OTHER ASSETS

     Software costs are capitalized in accordance with the FASB Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS No. 86") and are included in intangible and other assets in the accompanying consolidated balance sheet. Purchased computer software is capitalized and amortized for both financial and tax reporting purposes, using the straight-line method, over the expected useful life of the software, generally three years. Similarly, internally developed computer software for sale or lease is capitalized and amortized for financial reporting purposes using the straight-line method over three years; for tax purposes, these costs are generally expensed as incurred, although certain of these costs have been capitalized and are amortized using the straight-line method over three years.

     The excess of the purchase cost over the fair value of net assets acquired in an acquisition (goodwill) is included in intangible and other assets in the accompanying consolidated balance sheet. Goodwill is amortized on a straight-line basis over three to ten years. The Company periodically reviews goodwill to assess recoverability by comparing the carrying amount to expected undiscounted future cash flows, and impairments, if any, would be recognized in results of operations if a permanent reduction in value were to occur.

     Non-compete agreements, deferred financing costs and license agreements have also been included in intangible and other assets in the accompanying consolidated balance sheet. Non-compete and license agreements are amortized on a straight-line basis over the life of the related contract. Deferred financing costs are amortized on a straight-line basis over the life of the related debt, with accelerated amortization recorded on any indebtedness retired prior to its scheduled maturity. All other assets, except investments in non-traded, closely held companies (see Note 6), included in intangible and other assets are recorded at cost and are amortized on a straight-line basis over their expected useful lives.

REVENUE RECOGNITION

     Revenues from computer hardware sales and software licenses to end-user customers are generally recognized upon shipment and title transfer. Recognition of revenue is delayed until installation and customer

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) acceptance if one or more of the following conditions exist: 1) the Company provides professional services to install its products at the customer's site(s), 2) the Company integrates software with its hardware, or 3) there are substantial acceptance criteria incorporated in the underlying sales agreement. If the Company provides professional services to its customers over a period of time together with its hardware and software, revenue is recognized on the entire contract using the percentage-of-completion (unit of delivery) method.

     Recognition of revenue is deferred until after shipment and title transfer if product-financing arrangements exist and the Company continues to have interests, financial or otherwise, in the goods delivered. Revenue is then recognized when such interests have expired. The Company recognizes revenue from transactions where it guarantees customer lease payments to third party leasing companies as if renting the goods itself directly to the customer under an operating lease and depreciating the equipment.

     Revenue from computer hardware sales and software licenses to Value Add Distributors ("VADs") and Value Added Resellers ("VARs") are generally recognized upon shipment and title transfer. Allowances are recorded to provide for future sales returns, price protection credits and stock balancing credits. These allowances are based upon historical experience with this class of customer and specific circumstances surrounding particular transactions.

     In accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2, "Software Revenue Recognition", revenues from custom application software sales are recognized using the percentage-of-completion or completed contract method, whichever is more appropriate.

     Revenues from customer service maintenance contracts are recognized on a straight-line basis over the terms of such contracts.

PRODUCT WARRANTIES

     The Company provides end-user customers with warranties of varying terms, depending upon model types and specific customer arrangements. Warranty periods generally extend from three months to one year. Estimated warranty obligations are accrued at the time of sale based upon historical experience by model. The Company's warranty accrual is classified as a current liability on the accompanying consolidated balance sheet.

PRODUCT DEVELOPMENT AND ENGINEERING EXPENSES

     Expenditures for the development and engineering of products are expensed as incurred in accordance with the requirements of the FASB Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs". Product development and engineering expenses are expensed as incurred for both financial and tax reporting purposes until products reach technological feasibility under SFAS No. 86. Included in the product development and engineering expenses line item in the accompanying consolidated statement of operations were research and development costs of $29,518, $32,402 and $37,746 for fiscal years 1999, 1998 and 1997, respectively.

DEFINED CONTRIBUTION PLAN

     The Company sponsors a discretionary defined contribution plan. Participation in the plan is available to all employees of the Company. Company contributions to the plan are based on a percentage of employee contributions as per the plan provisions. Company contributions totaled $1,626, $1,633 and $1,720 in fiscal 1999, 1998 and 1997, respectively.

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
STOCK OPTION AND STOCK PURCHASE PLANS

     Stock options, which are granted to employees and non-employee directors at the quoted closing market price of the Company's common stock as of the last trading day prior to the grant date, and stock purchased by eligible employees under the Company's employee stock purchase plan are accounted for under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Employee Stock Purchase Plan meets the criteria of a non-compensatory plan under APB 25.

EARNINGS PER SHARE

     Computations of basic and diluted earnings per share ("EPS") of common stock have been made in accordance with the FASB Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128). All securities having an anti-dilutive effect on earnings per share have been excluded from such computations. Common stock purchase rights outstanding under the Company's stockholder rights plan, which potentially have a dilutive effect, have been excluded from the weighted common shares computation as preconditions to the exercisability of such rights were not satisfied.

           RECONCILIATION OF NUMERATORS AND DENOMINATORS OF THE BASIC
                          AND DILUTED EPS COMPUTATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

     In the following table, net (loss) income represents the numerator, and the shares represent the denominator, in the earnings per share calculation.

                                              FOR THE YEAR ENDED           FOR THE YEAR ENDED         FOR THE YEAR ENDED
                                                MARCH 31, 1999               MARCH 31, 1998             MARCH 31, 1997
                                          ---------------------------   ------------------------   -------------------------
                                                                               (RESTATED)                 (RESTATED)
                                                                PER-                       PER-                        PER-
                                             NET               SHARE     NET              SHARE      NET              SHARE
                                            LOSS      SHARES   AMOUNT   INCOME   SHARES   AMOUNT    LOSS     SHARES   AMOUNT
                                          ---------   ------   ------   ------   ------   ------   -------   ------   ------
Net (loss) income.......................  $(136,982)                    $8,159                     $(8,251)
                                          =========                     ======                     =======
BASIC EPS
(Loss) income available to common
  stockholders..........................  $(136,982)  16,108   $(8.50)  $8,159   15,809    $.52    $(8,251)  16,062   $(.51)
                                          ---------            ------   ------             ----    -------            -----
EFFECT OF DILUTIVE SECURITIES
Options.................................                  --                        508                          --
                                                      ------                     ------                      ------
DILUTED EPS
(Loss) income available to stockholders
  of common shares and common share
  equivalents...........................  $(136,982)  16,108   $(8.50)  $8,159   16,317    $.50    $(8,251)  16,062   $(.51)
                                          =========   ======   ======   ======   ======    ====    =======   ======   =====

     Options to purchase 3,457,625 shares of common stock at a weighted average exercise price of $17.12 per share were outstanding at March 31, 1999, but were not included in the computation of diluted earnings per share for the fiscal year then ended because the options would have had an anti-dilutive effect on the net loss per year.

     Options to purchase 958,101 shares of common stock at a weighted average exercise price of $23.73 per share were outstanding at March 31, 1998, but were not included in the computation of diluted earnings per share for the fiscal year then ended because the options' exercise prices were greater than the average market price for the common shares during the period.

     Options to purchase 3,527,722 shares of common stock at a weighted average exercise price of $15.41 per share were outstanding at March 31, 1997, but were not included in the computation of diluted earnings per share

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) for the fiscal year then ended because the options would have had an anti-dilutive effect on the net loss for the period.

     The shares issuable upon conversion of the Company's 5 3/4% Convertible Subordinated Notes and 7 1/2% Convertible Subordinated Debentures were omitted from the diluted earnings per share calculations because their inclusion at March 31, 1999, 1998 and 1997, would have had an anti-dilutive effect on earnings for the fiscal years then ended.

USE OF ESTIMATES

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

RECLASSIFICATIONS

     Certain items in the fiscal 1998 and 1997 consolidated financial statements and notes thereto have been reclassified to conform to the fiscal 1999 presentation.

NOTE 2 -- FINANCIAL RESULTS AND LIQUIDITY

     The Company has incurred a net loss in fiscal 1999 of $136,982 with a decrease in consolidated revenues of $74,862 as compared to fiscal 1998. Cash flows used by operations were $27,616 and cash flows used in investing activities were $40,921 for fiscal 1999. The primary source of cash flows for fiscal 1999 was net borrowings under its credit facilities (including product financing arrangements) which aggregated $65,567. The Company is currently in violation of its debt covenants related to these credit facilities and is unable to borrow additional funds against these facilities. Waivers for non-compliance have been obtained through August 30, 1999. The Company's stockholders' equity and working capital at March 31, 1999 were $16,966 and $34,275, respectively.

     Since joining the Company in March 1999, the Chief Executive Officer has formed the Company's executive management team and is in the process of implementing the team's operating plan to stabilize the Company and pursue growth opportunities in the mobile information systems industry. Management is actively seeking opportunities to generate cash from sources such as inventories and accounts receivable, managing vendor payments and related operating expenditures and is improving operating processes, such as material requirements planning and design-to-cost, required to achieve its operating and financial goals. However, there can be no assurance that the cash flows generated from such sources will be sufficient to support the Company's efforts to manage the payment of the amounts presently owing to or subsequently incurred with its suppliers. If cash flows are not sufficient there could be disruption of the flow of necessary materials, components, services or other cash requirements of the Company. In addition, payments may ultimately be required in the near-term in settlement of the litigation, commitments and contingencies referenced in
Note 19 -- Commitments and Contingencies. Such payments could have a material adverse effect on the Company's cash flows and, in turn, on the Company's results of operations and financial condition.

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 2 -- FINANCIAL RESULTS AND LIQUIDITY (CONTINUED)
     In connection with the granting of the waivers discussed above, the Company's existing lenders exercised their rights under the terms of their respective loans to file UCC financing statements to perfect the security interests previously conditionally granted in their favor by the Company in its accounts receivable, inventory and equipment and the proceeds thereof and subsequently required that the Company grant them security interest in substantially all of the Company's assets. The Company has been negotiating with financial institutions to provide adequate financial resources to execute the management team's operating plans.

     As discussed in Note 22 -- Subsequent Events, the Company has received a commitment letter from a financial institution for a $100,000 senior credit facility. This commitment letter contains conditions precedent and subsequent that are not irrevocable. Therefore, there can be no absolute assurance that this credit facility will ultimately be executed and provide the financing sufficient to fund management's plans. The planned use of the proceeds from this facility is to repay the existing credit facility in full and to reduce amounts payable to vendors.

     The Company has received $20,460 of the proceeds from the Initial Public Offering ("IPO") of Aironet. One-half of these proceeds are to be used in order to partially repay the Company's current borrowings under its existing credit agreement. The remaining proceeds are to be utilized to reduce amounts payable to critical vendors. Additionally, the Company plans to sell additional Aironet shares to enhance its cash position and reduce its outstanding debt.

     The Company is currently meeting cash flow requirements from internally generated cash flows and has successfully managed the payments of vendors and employees without the disruption of the flow of necessary materials, components and services. However, there can be no assurance that the Company will continue to do so in the future. If the contemplated financing is not obtained prior to August 30, 1999, the Company will be required to obtain additional waivers under its current credit facilities. The lenders thereunder are under no obligation to grant such waivers. In the absence of any required further waivers the Company will be in default of, and subject to the lenders' rights of acceleration under its existing credit agreements and the lenders' rights and remedies as secured parties. Pending establishment of replacement credit facilities, the Company will continue to rely upon internally generated cash flows.

     Management believes that, despite the financial hurdles, liquidity shortfall and funding uncertainties going forward, it has a business plan that, if successfully funded and executed, can significantly improve that Company's operations and financial results. The support of the Company's vendors, customers, lenders, stockholders and employees will continue to be key to the Company's future success.

NOTE 3 -- RESTATEMENT

     On February 23, 1999, the Company announced that, having completed the review of certain judgmental accounting matters with the Company's outside auditors, it would be restating its previously issued financial statements for the fiscal years 1996, 1997 and 1998, and its unaudited interim consolidated financial statements for the first and second quarters of fiscal 1999. Additionally, the Company announced on June 16, 1999, that it would further restate its unaudited results for the second quarter of fiscal 1999. The accompanying consolidated financial statements reflect the announced restatements. The more significant restatement adjustments affecting the periods covered by the accompanying consolidated financial statements are described below.

     The fiscal 1998 consolidated financial statements have been adjusted as follows. Revenues and related costs of goods sold deferred for goods subject to a lease in fiscal 1997 as described below were recognized over the term of the lease on a straight-line basis and aggregated $1,386 and $766, respectively, for fiscal 1998. The consolidated statement of operations has been adjusted by $2,907 to reflect additional provisions for bad debts for the past due accounts receivable owed by a foreign distributor as a result of questions regarding the on-going financial viability of the distributor. Software license revenues and related software royalty costs aggregating $1,600 and $764, respectively, have been reversed to defer recognition of such items until those transaction are

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 3 -- RESTATEMENT (CONTINUED)
settled in cash. The Company has also recorded impairment charges aggregating $4,635 related to the uncollected notes receivable from the fiscal 1997 divestiture of certain retail software operations ($3,535) as well as an investment in the entity acquiring the software ($1,100). In addition to these charges, the Company also recorded an impairment charge of $1,434 related to its investment in the referenced foreign distributor as such investment was deemed to not be recoverable. The amount of notes receivable related to the retail software assets divested was further reduced by amortization charges totaling $932. Adjustment was made to reverse charges taken in fiscal 1998 totaling $642 for bad debt write-offs related to divested software accounts receivable adjusted in the restated fiscal 1997 results as discussed below. Adjustments of $1,350 have also been made to record charges related to the accrual of costs for the streamlining of the Company's international operations. An adjustment was made to defer the gain of $900 related to the sale of the stock of the Company's Virtual Vision subsidiary as all of the conditions of the sale were not satisfied prior to March 31, 1998. The Company also increased by $750 the amount of gain recorded relating to the sale of its investment in a start-up wireless technology entity related to amounts that were expensed in the fiscal 1997 restated results. Items were also recorded to increase inventory obsolescence reserves by $721 and to reverse a sale of $1,900 where inventory was staged at a Company location. As the sales and cost of sales on the $1,900 transaction were approximately the same, there was no gross profit impact as the result of this adjustment.

     The fiscal 1997 consolidated financial statements have been adjusted as follows. Revenues related to a $1,446 gross profit sale of Company products subject to a lease have been deferred for recognition over the term of the lease on a straight-line basis. The statement of operations has been adjusted by $1,342 to reflect additional provisions for bad debts for the past due accounts receivable owed by the foreign distributor referenced above as well as certain bad debt write-offs related to divested software accounts receivable. Software license revenues and related software royalty costs related to divested software operations aggregating $1,250 and $1,222, respectively, have been reversed to defer recognition of such items until those transaction are settled in cash. The amount of notes receivable related to the retail software assets divested was further reduced by amortization charges totaling $932. Additionally, $750 of amounts previously capitalized as product purchase advances have been expensed as research and development costs. Adjustments have also been made to reverse previously recorded charges of $1,350 related to the streamlining of the Company's international operations as the requirements for the accrual of severance costs had not been met. In addition, adjustments were recorded to decrease inventory obsolescence reserves by $1,211.

     The fiscal 1996 consolidated financial statements have been adjusted to reverse the recording of $2,000 of product revenue related to the sale of retail software licenses to a third party for a secured promissory note. As there have been minimal collections on the note beyond the initial payment, the associated revenue has been reversed until such time as payment under such promissory note is reasonably assured. In addition, adjustments were recorded to increase inventory obsolescence reserves by $490 and increase sales returns and allowance reserves by $342.

     A summary of the effects of the restatement of the Company's consolidated statements of operations for the years ended March 31, 1998, 1997 and 1996 follows. Also presented below is a summary of the effects of the

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 3 -- RESTATEMENT (CONTINUED)
restatement adjustments on the consolidated balance sheets as of March 31, 1998 and 1997 (in thousands, except per share data):

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                    YEAR ENDED MARCH 31,
                                                        ---------------------------------------------
                                                                1998                    1997
                                                        ---------------------   ---------------------
                                                            AS                      AS
                                                        PREVIOUSLY              PREVIOUSLY
                                                         REPORTED    RESTATED    REPORTED    RESTATED
                                                        ----------   --------   ----------   --------
Revenues:
  Product, net........................................   $389,124    $386,410    $391,406    $386,791
  Customer service, net...............................     76,746      76,746      74,606      74,606
                                                         --------    --------    --------    --------
          Total net revenues..........................    465,870     463,156     466,012     461,397
                                                         --------    --------    --------    --------
Cost of revenues:
  Product.............................................    228,318     227,850     266,624     262,862
  Customer service....................................     48,836      48,836      47,248      47,248
                                                         --------    --------    --------    --------
          Total cost of revenues......................    277,154     276,686     313,872     310,110
                                                         --------    --------    --------    --------
Gross profit..........................................    188,716     186,470     152,140     151,287
Operating expenses:
  Selling expenses....................................     77,858      82,054      88,321      88,374
  Product development and engineering expenses........     37,500      37,500      44,439      45,189
  General and administrative expenses.................     39,028      39,462      53,230      53,408
  Asset impairment charge.............................         --       6,069          --          --
                                                         --------    --------    --------    --------
          Total operating expenses....................    154,386     165,085     185,990     186,971
Income (loss) from operations.........................     34,330      21,385     (33,850)    (35,684)
Interest income.......................................      1,573       1,573       1,489       1,489
Interest expense......................................     (7,181)     (7,181)     (8,056)     (8,056)
Gain on sale of subsidiary stock......................      1,637       1,637          --          --
Other non-operating (expense) income..................     (1,504)     (1,012)     34,726      34,726
                                                         --------    --------    --------    --------
Income (loss) before income taxes and cumulative
  effect of an accounting change......................     28,855      16,402      (5,691)     (7,525)
Provision for income taxes............................     12,408       7,227       1,368         726
                                                         --------    --------    --------    --------
Net income (loss) before cumulative effect............     16,447       9,175      (7,059)     (8,251)
Cumulative effect of change in accounting principle...      1,240       1,016          --          --
                                                         --------    --------    --------    --------
Net income (loss).....................................   $ 15,207    $  8,159    $ (7,059)   $ (8,251)
                                                         ========    ========    ========    ========
Net income (loss) per share before cumulative effect
  of an accounting change:
     Basic............................................   $   1.04    $    .58    $   (.44)   $   (.51)
                                                         ========    ========    ========    ========
     Diluted..........................................   $   1.01    $    .56    $   (.44)   $   (.51)
                                                         ========    ========    ========    ========

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 3 -- RESTATEMENT (CONTINUED)

                                                                    YEAR ENDED MARCH 31,
                                                        ---------------------------------------------
                                                                1998                    1997
                                                        ---------------------   ---------------------
                                                            AS                      AS
                                                        PREVIOUSLY              PREVIOUSLY
                                                         REPORTED    RESTATED    REPORTED    RESTATED
                                                        ----------   --------   ----------   --------
Cumulative effect of an accounting change:
     Basic............................................   $   (.08)   $   (.06)   $     --    $     --
                                                         ========    ========    ========    ========
     Diluted..........................................   $   (.08)   $   (.06)   $     --    $     --
                                                         ========    ========    ========    ========
Net income (loss) per share:
     Basic............................................   $    .96    $    .52    $   (.44)   $   (.51)
                                                         ========    ========    ========    ========
     Diluted..........................................   $    .93    $    .50    $   (.44)   $   (.51)
                                                         ========    ========    ========    ========
Average number of common shares outstanding:
     Basic............................................     15,809      15,809      16,062      16,062
                                                         ========    ========    ========    ========
     Diluted..........................................     16,289      16,317      16,062      16,062
                                                         ========    ========    ========    ========

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                   YEAR ENDED
                                                                 MARCH 31, 1996
                                                              ---------------------
                                                                  AS
                                                              PREVIOUSLY
                                                               REPORTED    RESTATED
                                                              ----------   --------
Revenues:
  Product, net..............................................   $417,725    $415,383
  Customer service, net.....................................     68,744      68,744
                                                               --------    --------
          Total net revenues................................    486,469     484,127
Cost of revenues:
  Product...................................................    249,120     249,610
  Customer service..........................................     39,016      39,016
                                                               --------    --------
          Total cost of revenues............................    288,136     288,626
                                                               --------    --------
Gross profit................................................    198,333     195,501
Operating expenses:
  Selling expenses..........................................     82,207      82,207
  Product development and engineering expenses..............     45,383      45,383
  General and administrative expenses.......................     39,415      39,415
                                                               --------    --------
          Total operating expenses..........................    167,005     167,005
                                                               --------    --------
Income from operations......................................     31,328      28,496
Interest income.............................................        760         760
Interest expense............................................     (6,770)     (6,770)
Gain on sale of subsidiary stock............................      1,116       1,116
Other non-operating income..................................        401         401
                                                               --------    --------
Income before income taxes..................................     26,835      24,003
Provision for income taxes..................................     10,314       9,028
                                                               --------    --------

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 3 -- RESTATEMENT (CONTINUED)

                                                                   YEAR ENDED
                                                                 MARCH 31, 1996
                                                              ---------------------
                                                                  AS
                                                              PREVIOUSLY
                                                               REPORTED    RESTATED
                                                              ----------   --------
Net income..................................................   $ 16,521    $ 14,975
                                                               ========    ========
Net income per share:
     Basic..................................................   $   1.04    $    .94
                                                               ========    ========
     Diluted................................................   $   1.00    $    .91
                                                               ========    ========
Average number of common shares outstanding:
     Basic..................................................     15,910      15,910
                                                               ========    ========
     Diluted................................................     16,479      16,472
                                                               ========    ========

                           CONSOLIDATED BALANCE SHEET

                                                                 MARCH 31, 1998
                                                              ---------------------
                                                                  AS
                                                              PREVIOUSLY
                                                               REPORTED    RESTATED
                                                              ----------   --------
ASSETS
Current assets:
  Cash (including cash equivalents of $6,778 and $6,778)....   $ 27,500    $ 27,500
  Accounts receivable, net of allowance for doubtful
     accounts of $1,142 and $4,749..........................    125,739     121,932
  Notes and other accounts receivable.......................     22,949      15,753
  Inventories...............................................    108,178     109,935
  Prepaid expenses and other................................     11,307      16,084
                                                               --------    --------
          Total current assets..............................    295,673     291,204
Property and equipment, net.................................     52,108      53,969
Intangible and other assets, net............................     42,758      33,292
                                                               --------    --------
          Total.............................................   $390,539    $378,465
                                                               ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................   $  3,000    $  3,000
  Capital lease obligations due within one year.............        968         968
  Accounts payable..........................................     58,634      58,634
  Income taxes payable......................................      3,390       3,466
  Accrued liabilities.......................................     41,034      41,988
                                                               --------    --------
          Total current liabilities.........................    107,026     108,056
Capital lease obligations...................................      1,876       1,876
Convertible subordinated debentures.........................    107,224     107,224
Other long-term liabilities.................................      6,897       6,867
                                                               --------    --------
          Total liabilities.................................    223,023     224,023
Minority interest...........................................      2,791       1,287

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 3 -- RESTATEMENT (CONTINUED)

                                                                 MARCH 31, 1998
                                                              ---------------------
                                                                  AS
                                                              PREVIOUSLY
                                                               REPORTED    RESTATED
                                                              ----------   --------
Stockholders' equity:
  Preferred Stock, $1.00 par value per share; 500 shares
     authorized, none issued................................         --          --
  Common Stock. $.01 par value per share; 50,000 shares
     authorized, 16,219 and 16,219 issued...................        162         162
Additional paid-in capital..................................     87,994      87,489
Retained earnings...........................................     85,053      75,267
Equity adjustment for foreign currency translation..........     (4,929)     (4,929)
Unearned compensation relating to restricted stock awards...       (493)       (493)
Treasury stock; 162 and 162 shares of common stock at
  cost......................................................     (3,062)     (3,062)
Notes related to the purchase of subsidiary stock...........         --      (1,279)
                                                               --------    --------
          Total stockholders' equity........................    164,725     153,155
                                                               --------    --------
Commitments and contingencies...............................         --          --
                                                               --------    --------
          Total.............................................   $390,539    $378,465
                                                               ========    ========

                           CONSOLIDATED BALANCE SHEET

                                                                 MARCH 31, 1997
                                                              ---------------------
                                                                  AS
                                                              PREVIOUSLY
                                                               REPORTED    RESTATED
                                                              ----------   --------
ASSETS
Current assets:
  Cash (including cash equivalents of $38,100 and
     $38,100)...............................................   $ 45,386    $ 45,386
  Accounts receivable, net of allowance for doubtful
     accounts of $1,596 and $2,528..........................    111,959     111,027
  Notes and other accounts receivable.......................     16,312      12,117
  Inventories...............................................     84,499      85,220
  Prepaid expenses and other................................     11,956      13,589
                                                               --------    --------
          Total current assets..............................    270,112     267,339
Property and equipment, net.................................     45,578      47,839
Intangible and other assets, net............................     46,094      42,520
                                                               --------    --------
          Total.............................................   $361,784    $357,698
                                                               ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................   $     50    $     50
  Current portion of long-term debt.........................        383         383
  Capital lease obligations due within one year.............        627         627
  Accounts payable..........................................     47,917      47,917
  Income taxes payable......................................      3,077       3,077
  Accrued liabilities.......................................     49,000      47,440
                                                               --------    --------
          Total current liabilities.........................    101,054      99,494
Capital lease obligations...................................        968         968
Convertible subordinated debentures.........................    107,224     107,224

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 3 -- RESTATEMENT (CONTINUED)

                                                                 MARCH 31, 1997
                                                              ---------------------
                                                                  AS
                                                              PREVIOUSLY
                                                               REPORTED    RESTATED
                                                              ----------   --------
Other long-term liabilities.................................      5,168       7,639
                                                               --------    --------
          Total liabilities.................................    214,414     215,325
Minority interests..........................................        669          --
Stockholders' equity:
  Preferred Stock, $1.00 par value per share; 500 shares
     authorized, none issued................................         --          --
  Common Stock. $.01 par value per share; 50,000 shares
     authorized, 16,186 and 16,186 issued...................        162         162
Additional paid-in capital..................................     87,105      86,810
Retained earnings...........................................     70,821      68,083
Equity adjustment for foreign currency translation..........     (2,643)     (2,643)
Unearned compensation relating to restricted stock awards...       (210)       (210)
Treasury stock; 162 and 162 shares of common stock at
  cost......................................................     (8,534)     (8,534)
Notes related to purchase of subsidiary stock...............         --      (1,295)
                                                               --------    --------
          Total stockholders' equity........................    146,701     142,373
                                                               --------    --------
Commitments and contingencies...............................         --          --
                                                               --------    --------
          Total.............................................   $361,784    $357,698
                                                               ========    ========

NOTE 4 -- INVENTORIES

     Inventories at March 31, consisted of the following:

                                                                1999        1998
                                                              --------   ----------
                                                                         (RESTATED)
Purchased components........................................  $ 51,112    $ 49,371
Work-in-process.............................................    32,360      37,375
Finished goods..............................................    45,577      23,189
                                                              --------    --------
                                                              $129,049    $109,935
                                                              ========    ========

NOTE 5 -- PROPERTY AND EQUIPMENT

     Property and equipment, at cost, at March 31, consisted of the following:

                                                                1999        1998
                                                              --------   ----------
                                                                         (RESTATED)
Machinery and equipment.....................................  $ 65,471    $ 59,849
Enterprise-wide business system, including capitalized
  interest of $1,486 and $252, respectively.................    28,122       8,629
Tooling.....................................................    30,888      28,624
Furniture and office equipment..............................    18,241      19,620
Capital lease assets and other..............................     5,537       5,757
Assets held for lease.......................................        --       2,627
Buildings, improvements and leasehold interest..............    11,836      11,672
Leasehold improvements......................................    10,028       7,680
Land........................................................     1,978       1,978

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 5 -- PROPERTY AND EQUIPMENT (CONTINUED)

                                                                1999        1998
                                                              --------   ----------
                                                                         (RESTATED)
Transportation equipment....................................        --         660
                                                              --------    --------
                                                               172,101     147,096
Less-accumulated depreciation and amortization..............   102,544      93,127
                                                              --------    --------
                                                              $ 69,557    $ 53,969
                                                              ========    ========

     Depreciation expense for fiscal 1999, 1998 and 1997 amounted to $19,104, $15,135 and $18,893, respectively. Fiscal 1999 includes $1,262 of accelerated depreciation and amortization related to demo equipment and tooling associated with end-of-life products.

     Net capital lease additions (retirements) were $0, $1,698 and $(1,008) in fiscal 1999, 1998 and 1997, respectively. These additions and retirements were non-cash transactions and, accordingly, have been excluded from property and equipment additions in the accompanying consolidated statement of cash flows. Amortization of capital lease assets has been included in depreciation expense. Accumulated amortization related to capital lease assets aggregated $2,483, $1,732, and $1,177 in fiscal 1999, 1998 and 1997, respectively.

NOTE 6 -- INTANGIBLE AND OTHER ASSETS

     Intangible and other assets, net, consisted of the following at March 31,:

                                                               1999         1998
                                                              -------    ----------
                                                                         (RESTATED)
Investments in non-traded, closely held companies...........  $12,727     $ 8,650
Capitalized software, net of amortization of $19,269 and
  $12,670...................................................    7,934      11,954
Long-term notes receivable..................................      445       1,169
Goodwill, net of amortization of $19,892 and $18,540........    2,597       3,463
Deferred financing costs, net of amortization of $2,939 and
  $2,339....................................................    2,229       2,935
Other, net of amortization of $1,106 and $464...............    4,303       5,121
                                                              -------     -------
                                                              $30,235     $33,292
                                                              =======     =======

     Amortization expense for the years ended March 31, was as follows:

                                                        1999         1998          1997
                                                       -------    ----------    ----------
                                                                  (RESTATED)    (RESTATED)
Capitalized software.................................  $ 7,354     $ 6,433       $ 3,862
Goodwill.............................................    1,352       3,500         4,126
Deferred financing costs.............................      708         631           612
Non-compete agreements...............................       --          --           600
Other................................................      656       1,173         1,059
                                                       -------     -------       -------
                                                       $10,070     $11,737       $10,259
                                                       =======     =======       =======

     The Company assesses the carrying value of non-marketable securities at each balance sheet date using all available information, including external audited and internal financial statements of investees, investee transactions with third parties and convertibility into marketable equity securities. The Company carries all of its investments in non-marketable securities under the cost method as no investment represents more than 20% of the voting interest in any investee and the Company cannot exert significant influence over such investee. If a

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 6 -- INTANGIBLE AND OTHER ASSETS (CONTINUED) permanent decline in the value below cost is indicated based upon information obtained, the carrying value of the investment is adjusted to such value.

     During fiscal 1999, the Company recorded an impairment charge of $1,725 against its investment in the purchaser of its Virtual Vision subsidiary. The Company received 750,000 shares of the purchaser's Series F Preferred Shares, with a value of $4,500, as payment for the stock of Virtual Vision. The $1,725 impairment reflects the dilution of the Company's investment in the purchaser resulting from the purchaser's fiscal 1999 issuance of a series of preferred shares with superior rights over the preferred shares owned by the Company. Refer to Note 16 -- Divestitures for additional details on the sale.

     During fiscal 1999, the Company repurchased 400,000 shares of the voting common stock of Metanetics from a third party at a price of $4.88 per share. As Metanetics was already included in the Company's consolidated results as a majority-owned subsidiary due to the Company's 100% funding of the Metanetics operations, this repurchase of shares from a third party reflected an additional investment and has been capitalized as an investment in a non-traded, closely held company. This additional investment is being amortized over a useful life of three years. During fiscal 1999, the Company recorded $486 of amortization related to this additional investment, which was presented as goodwill amortization expense in the above table. Refer to Note 17 -- Subsidiary Stock Transactions for additional details on the repurchase of Metanetics stock.

     During fiscal 1998, impairment charges of $1,100 and $1,434, respectively, were recorded against the Company's investments in two unrelated third parties. These investments were fully impaired due to poor historical financial performance, inability to repay amounts owed to the Company and lack of evidence that would indicate a future ability of these entities to support the carrying value of the Company's investments.

     During fiscal 1998, the Company recorded a charge of $3,535 to fully impair the long-term notes receivable due from the purchaser of the assets of certain of the Company's retail application software operations for its purchase of those assets. These long-term notes receivable were fully impaired due to the purchaser's inability to make its scheduled payments against the promissory notes and the lack of persuasive evidence indicating its ability to make such payments in the future. Refer to Note 16 -- Divestitures for additional details on the sale.

     Additionally, in connection with the impairment of the promissory notes receivable related to the Company's divestiture of retail software operations during fiscal 1998, the Company continued to amortize the underlying software associated with the divested asset and recorded $932 of amortization in both fiscal 1998 and 1997. Refer to Note 16 -- Divestitures for additional details on the sale.

     During fiscal 1997, the Company sold substantially all of the assets of its Itronix Corporation subsidiary, including capitalized software with a net book value of $439. Additionally, the Company reduced its gain on disposition of Itronix as the net assets sold included $1,589 of unamortized goodwill. Refer to
Note 16 -- Divestitures for additional details on the sale.

     In connection with the acquisition of Teletransaction, Inc. in fiscal 1993, the Company acquired the rights to consulting services (principally, to be performed by Robert F. Meyerson, then Chairman of the Board and Chief Executive Officer of the Company) from Accipiter Corporation ("Accipiter"), a company owned by Mr. Meyerson's wife, and also secured a non-competition covenant from Accipiter and Mr. Meyerson. Aggregate payments for these rights were $3,600. The costs of these rights were amortized over the five year terms of the agreements and were fully amortized at March 31, 1997.

NOTE 7 -- SHORT-TERM FINANCING

     The Company has a revolving credit agreement with a group of eight banks ("the Bank Group"). The credit agreement, which expires on March 8, 2001, originally provided the Company with a maximum credit facility of $100,000 and permitted the Company to borrow funds as domestic or Eurodollar advances. Funds borrowed as

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 7 -- SHORT-TERM FINANCING (CONTINUED) domestic advances bore interest at the greater of the agent bank's "Prime Commercial Lending Rate" or the Federal Funds rate plus .50% while Eurodollar advances bore interest at the agent bank's Eurodollar rate plus .50% to 1.25% based on certain capitalization levels. In addition, the original agreement required the Company to pay a commitment fee of .15% to .375% per annum, based on certain capitalization levels, on the unused portion of the revolving commitment amount. The Company was also required to pay, under the original agreement, a utilization fee of .125% to .25% per annum, based on certain capitalization levels, on Eurodollar advances at certain borrowing levels. Finally, the original agreement contained restrictive covenants which required the Company to maintain specified leverage, net worth and fixed charge coverage ratios. During fiscal 1999 and as of March 31, 1999, the Company violated certain of the restrictive covenants under its revolving credit facility arising from the Company's fiscal 1999 financial results and the restatement described in Note 3 -- Restatement above. During December 1998, the Company obtained a covenant waiver from, and entered into an agreement with, the Bank Group which reduced the Company's available maximum credit facility to $59,000, increased the interest rate on domestic advances to the agent bank's "Prime Commercial Lending Rate" plus 2% and increased the commitment fee rate to .625%. However, without the prior approval of the Bank Group, the waiver restricted the Company's maximum credit facility to the lesser of $55,000 (the amount then, and as of March 31, 1999, outstanding under the facility) or the sum of eligible accounts receivable and inventory as included in the Company's borrowing base. The Company obtained a further covenant waiver in March 1999 which, in addition to continuing the terms of the December 1998 waiver, requires that a portion of any proceeds obtained from the disposition of certain investments be used first to reduce the existing outstanding balance of the revolving credit facility and then to permanently reduce the maximum credit available under the facility. At March 31, 1999, the interest rate in effect under this credit agreement for domestic advances was 9.75% and the commitment fee rate was .625%. However, as of March 31, 1999, the Company was not permitted to access Eurodollar funds under the conditions of the covenant waiver, and there was no utilization fee in effect as the Company had fully utilized the maximum credit of $55,000 available under the facility. In June 1999, the Company obtained an additional covenant waiver from the Bank Group continuing the terms of the previous waiver through August 30, 1999.

     The Company also has a business purpose revolving promissory note with one of the banks in the Bank Group. The original note provided the Company with a maximum credit facility of $20,000 and bore interest at the lending bank's "Money Market Rate" plus .50% to 1.25% per annum, based on certain capitalization levels. Effective August 4, 1998, the note was extended to August 3, 1999. Contemporaneously with the revolving credit facility waivers, the Company has also obtained waivers under its separate $20,000 business purpose revolving promissory note. This note incorporates the same covenants as apply under the revolving credit facility, which the bank also waived with respect to the business purpose revolving promissory note through August 30, 1999. In connection with the most recent waiver, the maturity of the business purpose revolving promissory note was extended to August 30, 1999. At March 31, 1999, there was approximately $4,000 outstanding under the note, and the Company was not permitted to make any further borrowings thereunder. At March 31, 1999, the interest rate in effect under the note was 9.75%.

     Both credit facilities had been amended in August 1996 to conditionally grant to the lenders a security interest in certain assets of the Company which will only become effective if the Company were to become in default under the credit agreement and then only if the requisite lenders under that facility were to direct that the security documents be filed. In connection with the above waivers the lenders, under both the revolving credit facility and the business purpose revolving promissory note, exercised their rights under the terms of their respective loans to file UCC financing statements in December 1998 to perfect the security interests previously conditionally granted in their favor by the Company in its accounts receivable, inventory and equipment, and the proceeds thereof. In connection with further waivers obtained in March 1999, the Company granted additional collateral under both credit facilities such that they are each now secured by substantially all of the Company's assets.

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 7 -- SHORT-TERM FINANCING (CONTINUED)
     During fiscal 1999, the Company capitalized $1,148 in waiver fees for the aforementioned waivers. The capitalized waiver fees, which are amortized over the respective waiver periods, were included in the prepaid expenses and other current assets line item of the accompanying consolidated balance sheet. At March 31, 1999, the Company had $432 in unamortized waiver fees.

     During fiscal 1999, the Company entered into a product financing arrangement with a commercial finance institution under which the Company borrowed $14,100 and inventory was consigned to one of the Company's value-added distributors. The financing agreement called for the payment of various administrative and advance fees by the Company as well as interest payable at the financial institution's prime lending rate minus .15%. As of March 31, 1999, approximately $7,097 of the advanced amount remained outstanding and was recorded as a note payable in the accompanying consolidated balance sheet. The interest rate on this financing agreement was subsequently increased to the financial institution's prime lending rate plus 2.5%, which amounted to 10.25% per annum as of March 31, 1999. The financing agreement had originally provided for the Company to take back any remaining inventory, upon demand by the commercial finance institution, by March 26, 1999. However, the commercial finance institution subsequently extended the Company's obligation to take back any remaining inventory, upon demand by the commercial finance institution, to June 30, 1999. As of the date of these consolidated financial statements, the commercial finance institution has not demanded the Company to take back the remaining inventory. During fiscal 1999, the Company had a weighted average of $49,706 outstanding under its revolving credit agreement, revolving promissory note and product financing arrangement with a weighted average interest rate of 8.2% per annum. During fiscal 1998, the Company had a weighted average of $3,463 outstanding under its revolving credit agreement and revolving promissory note with a weighted average interest rate of 8.9% per annum.

NOTE 8 -- ACCRUED LIABILITIES

     Accrued liabilities at March 31, consisted of the following:

                                                               1999         1998
                                                              -------    ----------
                                                                         (RESTATED)
Deferred customer service revenues..........................  $15,351     $13,448
Deferred product revenues...................................   14,168          --
Accrued discontinued product costs..........................   12,422          --
Accrued payroll and other employee compensation.............    9,624       9,559
Accrued professional fees...................................    4,263         690
Accrued employee termination benefits.......................    3,610         593
Accrued royalties...........................................    3,466       2,399
Accrued commissions.........................................    2,025       2,794
Accrued interest............................................    1,929       1,875
Accrued taxes other than payroll and income taxes...........    1,132       3,000
Other accrued liabilities...................................    6,295       7,630
                                                              -------     -------
                                                              $74,285     $41,988
                                                              =======     =======

     Accrued employee termination benefits at March 31, 1999, include the costs to terminate 53 employees. Severance costs totaling $700, $311, $295, $260 and $1,968 were charged to cost of product revenues, cost of customer service revenues, selling expenses, product development and engineering expenses and general and administrative expenses, respectively. All employee termination benefits are expected to be paid in cash during fiscal 2000.

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 9 -- INCOME TAXES

     Components of income (loss) before taxes:

                                                       1999          1998          1997
                                                     ---------    ----------    ----------
                                                                  (RESTATED)    (RESTATED)
Domestic operations................................  $(130,883)    $ 8,042       $(21,423)
International operations...........................     11,261       8,360         13,898
                                                     ---------     -------       --------
                                                     $(119,622)    $16,402       $ (7,525)
                                                     =========     =======       ========

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

     Components of the provision for income taxes by taxing jurisdiction are as follows:

                                                        1999         1998          1997
                                                       -------    ----------    ----------
                                                                  (RESTATED)    (RESTATED)
Current:
  U.S................................................  $ 2,982     $ 6,565       $  (450)
  State and local....................................       30         498           196
  Foreign............................................    4,823       3,470         5,090
                                                       -------     -------       -------
                                                         7,835      10,533         4,836
                                                       -------     -------       -------
Deferred:
  U.S................................................    9,297      (3,130)       (3,542)
  State and local....................................      (99)        (46)         (393)
  Foreign............................................      327        (130)         (175)
                                                       -------     -------       -------
                                                         9,525      (3,306)       (4,110)
                                                       -------     -------       -------
Provision for income taxes...........................  $17,360     $ 7,227       $   726
                                                       =======     =======       =======

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 9 -- INCOME TAXES (CONTINUED)
     The reconciliation between the reported total income tax expense and the amount computed by multiplying income (loss) before income taxes by the U.S. federal statutory tax rate is as follows:

                                                          1999        1998          1997
                                                          -----    ----------    ----------
                                                                   (RESTATED)    (RESTATED)
U.S. federal statutory tax rate.........................  (35.0)%     35.0%        (35.0)%
Net taxes on repatriated foreign earnings...............    0.2         --          31.6
Foreign tax rate differential...........................    0.7        1.5           5.6
Research and development credits........................     --       (1.3)        (14.9)
Goodwill................................................    0.4        7.3          19.3
Foreign sales corporation tax benefit...................     --       (1.8)         (4.7)
Net operating losses not currently recognized...........   25.7         --           5.9
Change in valuation allowance...........................   18.7         --            --
Tax refund claims, audit issues and other matters.......    2.3        2.0           0.6
Other...................................................    1.5        1.4           1.3
                                                          -----       ----         -----
Consolidated effective income tax rate..................   14.5%      44.1%          9.7%
                                                          =====       ====         =====

     The reconciliation between the reported total income tax expense and the amount computed by multiplying income (loss) before income taxes by the U.S. statutory tax rate is as follows:

                                                         1999         1998          1997
                                                       --------    ----------    ----------
                                                                   (RESTATED)    (RESTATED)
Amount at U.S. federal statutory tax rate............  $(41,868)     $5,741       $(2,634)
Net taxes on repatriated foreign earnings............       181          --         2,380
Foreign tax rate differential........................       816         249           422
Research and development credits.....................       (37)       (207)       (1,121)
Goodwill.............................................       501       1,202         1,449
Foreign sales corporation tax benefit................        --        (291)         (357)
Net operating losses not currently recognized........    30,748          --           442
Change in valuation allowance........................    22,406          --            --
Tax refund claims, audit issues and other matters....     2,787         336            43
Other................................................     1,826         197           102
                                                       --------      ------       -------
Provision for income taxes...........................  $ 17,360      $7,227       $   726
                                                       ========      ======       =======

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 9 -- INCOME TAXES (CONTINUED)
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, are presented below:

                                                                1999         1998
                                                              --------    ----------
                                                                          (RESTATED)
Deferred tax assets:
  Foreign tax credit carryover..............................  $  1,289     $ 1,289
  Allowance for doubtful accounts...........................     2,966       4,695
  Inventory obsolescence and capitalization.................    13,411       4,544
  State and local income benefits...........................        34         127
  Net operating loss and research and development and
     alternative minimum tax credit carryovers..............    35,040       3,862
  Warranty reserves.........................................       593       1,007
  Employee benefits and compensation........................     1,581       1,176
  Other.....................................................     6,981       6,357
                                                              --------     -------
     Total gross deferred tax assets........................    61,895      23,057
     Less valuation allowance...............................   (57,073)     (3,919)
                                                              --------     -------
     Total deferred tax assets..............................     4,822      19,138
                                                              --------     -------
Deferred tax liabilities:
  Depreciation and amortization.............................    (5,854)     (7,522)
  Other.....................................................     2,481      (2,282)
                                                              --------     -------
     Total gross deferred tax liabilities...................    (3,373)     (9,804)
                                                              --------     -------
       Net deferred tax asset...............................  $  1,449     $ 9,334
                                                              ========     =======

     The net change in the total valuation allowance for the years ended March 31, 1999 and 1998, was an increase of $53,154 and a decrease of $3,640, respectively. The $53,154 increase to the valuation allowance for year ended March 31, 1999 is based on the Company's assessment that it is more likely than not that the net deferred tax asset will not be realized through future taxable earnings or implementation of tax planning strategies. Accordingly, a valuation allowance was established in the current year in accordance with provisions of SFAS No. 109.

     A provision in the amount of $250 was recorded for U.S. income taxes and applicable foreign withholding taxes on $5,000 of undistributed earnings attributable to various foreign subsidiaries due to management's decision not to reinvest such earnings at March 31, 1999. No provision for U.S. income taxes has been provided on the $11,956 balance of undistributed earnings since the amounts are indefinitely reinvested at March 31, 1999. The determination of the amount of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries is not practicable.

     Income taxes paid in fiscal 1999, 1998 and 1997, were $2,667, $9,428 and $8,734, respectively. Income tax refunds received in fiscal 1999, 1998 and 1997 aggregated $1,077, $473 and $604, respectively.

     As of March 31, 1999, the Company has foreign operating loss carryovers of $327 for both tax and financial reporting purposes. This foreign loss carryover period is indefinite. The Company has a total of $94,000 in U.S. net operating loss carryovers. These net operating loss carryovers begin to expire in fiscal 2011 through fiscal 2019.

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 9 -- INCOME TAXES (CONTINUED)
     As a result of acquisitions in prior years, the Company has domestic research and development credit carryovers for tax and financial reporting purposes in the amount of $1,189, of which $188 is subject to separate limitations of the acquired company. These carryovers expire beginning in fiscal 2009 through fiscal 2019.

     As of March 31, 1999, the Company has domestic alternative minimum tax credit carryovers of $1,741. The domestic alternative minimum tax credit carryforward period is indefinite. There can be no assurance that foreign and domestic tax carryovers will be utilized.

     As of March 31, 1999, the Company has foreign tax credit carryovers of $1,289. The carryforward period is five years and expires in fiscal 2002.

NOTE 10 -- STOCK OPTIONS AND RESTRICTED STOCK

     The Company accounts for stock based compensation issued to its employees and non-employee directors in accordance with APB 25 and has elected to adopt the "disclosure-only" provisions of the FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123").

     During the periods shown below, the officers and other key employees of the Company received and held stock options under the Telxon Corporation 1990 Stock Option Plan (the "1990 Plan"). The persons to whom options are granted, the number of shares granted to each, the period over which the options become exercisable (generally in equal installments over a three-year period on the first three anniversaries of the date of grant) and the maximum term of the options (generally eight years after the date of grant) are determined by the Option and Stock Committee of the Board of Directors ("the Committee"). The exercise price is equal to the closing market price for the Company's Common Stock as of the last trading day prior to the grant date. During fiscal 1998, the Company's stockholders approved an amendment to the 1990 Plan that increased the number of shares authorized for issuance under the Plan by 750,000 shares, to a total of 4,100,000 shares. Options available to be granted under the 1990 Plan at March 31, 1999, were 256,209.

     The following is a summary of the activity in the Company's 1990 employee stock option plan during fiscal 1999, 1998 and 1997:

                                                                    STOCK OPTIONS
                                                              --------------------------
                                                                             WEIGHTED
                                                                           AVERAGE PRICE
                                                               SHARES        PER SHARE
                                                              ---------    -------------
March 31, 1996..............................................  2,950,930       $15.54
  Granted...................................................    956,500       $14.89
  Exercised.................................................   (127,337)      $11.84
  Returned to pool due to employee terminations.............   (665,471)      $16.27
                                                              ---------
March 31, 1997..............................................  3,114,622       $15.23
  Granted...................................................    727,475       $23.19
  Exercised.................................................   (745,358)      $13.28
  Returned to pool due to employee terminations.............   (151,154)      $19.19
                                                              ---------
March 31, 1998..............................................  2,945,585       $17.59
  Granted...................................................    345,000       $11.24
  Exercised.................................................   (110,177)      $14.89
  Returned to pool due to employee terminations.............    (74,350)      $20.05
                                                              ---------
March 31, 1999..............................................  3,106,058       $16.92
                                                              =========

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 10 -- STOCK OPTIONS AND RESTRICTED STOCK (CONTINUED)
     At March 31, 1997, 1998 and 1999, 1,349,267, 1,644,852 and 2,253,613
options outstanding under the 1990 Plan, respectively, were exercisable. The options outstanding at March 31, 1999 were granted at exercise prices ranging from $8.72 to $34.00 per share and had a remaining weighted average contractual life of 5.71 years.

                          OUTSTANDING AND EXERCISABLE
                               AT MARCH 31, 1999

                                                 OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                            ------------------------------    ----------------------------
                                            WEIGHTED AVE.    WEIGHTED AVE.                   WEIGHTED AVE.
                             OUTSTANDING     CONTRACTUAL       EXERCISE       EXERCISABLE      EXERCISE
RANGE OF EXERCISE PRICES     AT 3/31/99         LIFE             PRICE        AT 3/31/99         PRICE
------------------------     -----------    -------------    -------------    -----------    -------------
$ 8.719 - $11.500               710,459         5.55            $10.16           355,940        $11.19
$12.500 - $14.500               428,204         5.71            $13.65           415,700        $13.68
$15.250 - $16.750               806,707         5.90            $16.19           746,695        $16.15
$18.063 - $20.125               365,000         4.71            $19.93           288,000        $20.04
$20.750 - $22.500               300,149         5.32            $22.00           226,036        $22.04
$23.375 - $25.310               460,539         6.57            $24.88           221,242        $24.43
$29.625 - $34.000                35,000         7.26            $30.88                --            --
                              ---------                                        ---------
                              3,106,058         5.71            $16.92         2,253,613        $16.81
                              =========                                        =========

     The Company also has in effect a stock option plan for non-employee directors (the "Director Plan"). Under the Director Plan, each non-employee director is granted 25,000 options upon first being elected to the Board of Directors and 10,000 additional options each year thereafter. Additionally, the Director Plan also permits the making of discretionary option grants to non-employee directors. Each non-employee director's initial grant becomes exercisable in equal thirds on each of the first three anniversaries of the grant date, while each subsequent grant becomes exercisable in full on the third anniversary of its grate date. Each option granted under the Director Plan has a seven year term, which may be extended to up to ten years and an option exercise price equal to the closing market price for the Company's Common Stock as of the last trading day prior to the grant date. During fiscal 1996, the Company's stockholders approved an amendment to the Director Plan that increased the number of shares authorized for issuance under the Director Plan by 150,000 shares, to a total of 400,000 shares. At March 31, 1999, there were no options available to be granted under the Director Plan.

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 10 -- STOCK OPTIONS AND RESTRICTED STOCK (CONTINUED)
     The following is a summary of the activity in the Company's non-employee directors stock option plan during fiscal 1997, 1998 and 1999:

                                                                   STOCK OPTIONS
                                                              ------------------------
                                                                         AVERAGE PRICE
                                                              SHARES       PER SHARE
                                                              -------    -------------
March 31, 1996..............................................  210,000       $17.02
  Granted...................................................   50,000       $12.24
  Exercised.................................................       --           --
                                                              -------
March 31, 1997..............................................  260,000       $16.10
  Granted...................................................  105,000       $23.62
  Exercised.................................................  (25,000)      $ 9.88
                                                              -------
March 31, 1998..............................................  340,000       $18.88
  Granted...................................................   11,567       $19.44
  Exercised.................................................       --           --
                                                              -------
March 31, 1999..............................................  351,567       $18.90
                                                              =======

     At March 31, 1997, 1998 and 1999, 133,333, 186,667 and 251,567 options outstanding under the Director Plan, respectively, were exercisable. The options outstanding under the Director Plan at March 31, 1999, were granted at exercise prices ranging from $9.13 to $25.25 per share and had a weighted average contractual life of 4.08 years.

                          OUTSTANDING AND EXERCISABLE
                               AT MARCH 31, 1999

                                                  OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                             ------------------------------    ----------------------------
                                             WEIGHTED AVE.    WEIGHTED AVE.                   WEIGHTED AVE.
                              OUTSTANDING     CONTRACTUAL       EXERCISE       EXERCISABLE      EXERCISE
 RANGE OF EXERCISE PRICES     AT 3/31/99         LIFE             PRICE        AT 3/31/99         PRICE
 ------------------------     -----------    -------------    -------------    -----------    -------------
$ 9.125 - $11.125                50,000          4.43            $10.45           20,000         $ 9.44
$11.500 - $14.500                50,000          2.46            $13.33           40,000         $13.72
$15.750 - $17.750                30,000          3.26            $16.52           20,000         $16.75
$19.375 - $20.125                46,567          4.06            $19.79           46,567         $19.79
$21.250 - $23.250                90,000          3.90            $22.72           50,000         $22.45
$23.375 - $25.250                85,000          5.30            $23.79           75,000         $23.77
                                -------                                          -------
                                351,567          4.08            $18.98          251,567         $19.47
                                =======                                          =======

     At March 31, 1997, 1998 and 1999, there were 6,000 options outstanding and exercisable at $14.63 per share which were granted to a non-employee director prior to the adoption of the Director plan.

     During fiscal 1993, the Company adopted a Restricted Stock Plan (the "Restricted Stock Plan"), under which 250,000 shares may be issued. The Committee determines the persons to whom restricted stock is granted, the number of shares granted to each and the time periods during which and the criteria upon which the restricted stock is subject to forfeiture (generally, the forfeiture restrictions lapse as to equal installments of each grant over a five-year period on the first five anniversaries of the date of grant, provided that the grantee then continues in the Company's employ). During fiscal 1998, 19,000 shares were granted under the Restricted Stock Plan at a weighted-average grant date fair value of $25.35 per share. There were no shares granted under the Restricted

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 10 -- STOCK OPTIONS AND RESTRICTED STOCK (CONTINUED)
Stock Plan during fiscal 1997 or 1999. At March 31, 1999, 214,800 shares granted under the Restricted Stock Plan had vested, 16,200 shares were outstanding subject to forfeiture, and 19,000 shares were available to be granted as a result of forfeited shares.

     During fiscal 1996, the Company's stockholders approved the 1995 Employee Stock Purchase Plan (the "1995 Stock Purchase Plan"), under which 500,000 shares of common stock were authorized for sale to eligible employees at a 15% discount from market value. During fiscal 1997, 1998 and 1999, the Company re-issued 75,560, 57,112 and 52,999 shares of its treasury stock at a weighted average price of $11.97, $15.15 and $19.34 per share, respectively, in satisfaction of purchases made under the 1995 Stock Purchase Plan. At March 31, 1999, a total of 194,486 shares had been issued and purchased under the 1995 Stock Purchase Plan since its inception, and 305,514 shares remained available for future purchases.

     Effective March 22, 1999, the Company entered into a letter agreement with John W. Paxton to serve as Chairman, Chief Executive Officer and President of the Company. The letter summarized the principal elements of Mr. Paxton's employment obligations and compensation package to be included in a definitive agreement, and specified, among other things, term of employment, salary, bonus compensation, stock-based compensation and termination benefits. The letter obligates Mr. Paxton to purchase 300,000 shares of the Company's common stock at $8.719 per share. The letter also grants Mr. Paxton options to purchase 700,000 shares of the Company's common stock, with vesting provisions as follows: a) 300,000 shares to vest in equal annual installments over three years; b) 200,000 shares to vest if and when the Company's common stock price reaches $14.00 per share; c) 100,000 shares to vest if and when the Company's common stock price reaches $22.00 per share; and d) 100,000 shares to vest if and when the Company's common stock price reaches $27.00 per share. Included in the options to purchase 700,000 shares of the Company's common stock were 300,000 stock options granted to Mr. Paxton during fiscal 1999 under the 1990 Plan. No compensation expense was recorded during fiscal 1999 related to the stock-based compensation outlined in the letter agreement between the Company and Mr. Paxton in accordance with the provisions of APB No. 25.

     In July 1996, Aironet established the Aironet Wireless Communications, Inc. 1996 Stock Option Plan which was amended and restated on March 30, 1998 ("1996 Amended Plan"). The 1996 Amended Plan provides for the granting of options to key Aironet employees and to certain employees of the Company and outside Aironet directors. The total number of shares for which Aironet may grant options under the 1996 Amended Plan cannot exceed 2,150,500. Options are awarded at a price not less than the fair market value on the date the option is granted. Options granted prior to March 30, 1998, have a term of ten years and generally vest one-third on the date granted and one-third on each of the two successive anniversary dates therefrom. Options granted on or after March 30, 1998, have the same terms except an option can only be exercised after the earlier of a change in control or an initial public offering, as defined in the 1996 Amended Plan and vest in one-third increments on each of the three successive anniversary dates from the date of grant.

     Effective March 31, 1999, Aironet's Board of Directors and Stockholders approved an additional amendment to the 1996 Amended Plan that permits vested options granted under the 1996 Amended Plan to be exercised at any time after the earlier of an initial public offering, a change in control, as defined, or March 31, 2001. In addition, Aironet's Board of Directors accelerated the vesting of certain options held by persons not employed by Aironet. As a result of this amendment to the 1996 Amended Plan and immediate vesting of certain outstanding options on March 31, 1999, Aironet recorded non-cash compensation expense related to employees of $933 and non-cash compensation expense related to non-employees of $943.

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 10 -- STOCK OPTIONS AND RESTRICTED STOCK (CONTINUED)
     The following is a summary of the activity in Aironet's 1996 Amended Plan during fiscal years 1997, 1998 and 1999:

                                                                    STOCK OPTIONS
                                                              --------------------------
                                                                           AVERAGE PRICE
                                                               SHARES        PER SHARE
                                                              ---------    -------------
March 31, 1996..............................................    384,000        $1.86
  Granted...................................................  1,040,500        $1.86
  Exercised.................................................         --           --
  Returned to pool due to employee terminations.............   (167,500)       $1.86
                                                              ---------
March 31, 1997..............................................  1,257,000        $1.86
  Granted...................................................    500,000        $3.50
  Exercised.................................................   (270,000)       $1.86
  Returned to pool due to employee terminations.............     (6,500)       $1.86
                                                              ---------
March 31, 1998..............................................  1,480,500        $2.41
  Granted...................................................    105,000        $3.50
  Exercised.................................................     (5,833)       $3.50
  Returned to pool due to employee terminations.............    (36,667)       $3.09
                                                              ---------
March 31, 1999..............................................  1,543,000        $2.47
                                                              =========

     At March 31, 1999, options to purchase 1,543,000 shares were outstanding under the 1996 Amended Plan of which 784,012 are currently exercisable at a weighted-average price per share of $1.86. In February 1998, an Aironet employee exercised 200,000 options with a grant price and fair value of $1.86 per share. At the date of grant, Aironet provided the employee a non-recourse loan of $372 which was applied towards the payment of the exercise price of the options. The terms of the note did not extend the original option period. The note bears non-recourse interest at 6% per annum on amounts outstanding through maturity, October 31, 2002, and at a prime rate plus 4% per annum thereafter until paid. All unpaid principal and all accrued interest is due in full on October 31, 2002. The 200,000 shares issued (or approved replacement collateral of equal value at the employee's discretion) collateralize the note. Any amounts paid on the note shall be applied first to accrued but unpaid interest and then to unpaid principal. The employee may, at any time, prepay the note without premium or penalty in amounts of at least $25. Pursuant to Emerging Issues Task Force ("EITF") Issue No. 85-1, "Classifying Notes Received for Capital Stock" the note has been recorded as a reduction of Aironet's additional paid-in capital rather than an asset. In addition, pursuant to EITF No. 95-16, "Accounting for Stock Compensation Arrangements with Employee Loan Features Under APB Opinion No. 25," Aironet has accounted for the options as variable plan options from the note issuance date until the note is settled or otherwise amended resulting in a $325 non-cash charge recorded in March 1998 and a non-cash charge of $1,078 recorded for the year ended March 31, 1999.

     On February 16, 1999, Aironet's Board of Directors had approved, subject to stockholder approval (which was determined to be perfunctory), the to be adopted Aironet Wireless Communications, Inc. 1999 Omnibus Stock Incentive Plan (the "1999 Plan") and granted options to acquire 400,000 shares at $9.00 under such plan. The 1999 Plan provides for the granting of options, stock appreciation rights ("SARs"), restricted stock and performance units, as defined, to certain officers and other key employees of the Company. The total number of shares Aironet may grant under the 1999 Plan cannot exceed 1,765,817. Options granted under the 1999 Plan have a ten-year term and must have an exercise price equal to or greater than the fair market value of Aironet's common stock on the date of grant. Options granted generally vest over a three-year period on the first three anniversary dates after the date of grant. Aironet's Board of Directors formally adopted and approved the 1999

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 10 -- STOCK OPTIONS AND RESTRICTED STOCK (CONTINUED)
Plan on April 12, 1999, and Aironet's stockholders formally adopted and approved the 1999 Plan on May 7, 1999.

     At March 31, 1999, there were options outstanding under the 1999 Plan to purchase 400,000 shares of Aironet common stock, none of which are currently exercisable, at a weighted average price per share of $9.00.

     Aironet's compensation expense related to all Aironet options granted to Aironet employees for the fiscal years ended March 31, 1999, 1998 and 1997 was $2,010, $325 and $0 respectively. Aironet's compensation expense related to all Aironet options granted to Company employees and Aironet's outside directors, for the fiscal years ended March 31, 1999, 1998 and 1997 was $994, $80, and $0 respectively.

     For SFAS No. 123 purposes, the fair value of each option granted under the Company's 1990 and Director Plans is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted in fiscal 1997, 1998 and 1999, respectively: dividend yield of .047%, .038% and .069%, expected volatility of 56.22%, 44.66% and 51.57%, risk-free interest rates of 6.40%, 5.88% and 5.29%, and an expected life of five years for grants.

     Additionally, the fair value of each right to purchase stock under the Company's 1995 Stock Purchase Plan for SFAS No. 123 purposes is estimated as of the first day of each six-month payment period (during which payroll deductions for purchases are made) using the Black-Scholes option pricing model with the following weighted average assumptions used in fiscal 1997, 1998 and 1999, respectively: dividend yield of .047%, .038% and .069%, expected volatility of 56.22%, 44.66% and 53.13%, risk-free interest rates of 5.18%, 5.29% and 5.18%, and an expected life of six months.

     The fair value of Mr. Paxton's options to purchase 400,000 shares of the Company's common stock upon the stock's attainment of certain per share prices as identified above, is estimated for SFAS No. 123 purposes, as of the date of grant using a path dependent model with the following assumptions: a dividend yield of .069%, an expected volatility of 53.13% and a risk-free interest rate of 5.25%. The expected term of these options is determined by the path dependent model.

     For SFAS No. 123 purposes, the fair value of each option granted under Aironet's 1996 Amended Plan and 1999 Plan are estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted in fiscal 1997, 1998 and 1999, respectively: dividend yield of 0%, expected volatility of 56.22%, 56.00% and 51.57%, risk-free interest rates of 6.74%, 5.72% and 5.14%, and an expected life of five years. The weighted average fair value on the date of grant for options granted during fiscal years 1997, 1998 and 1999 were $1.86, $3.50 and $8.43, respectively.

     If the Company had elected to recognize the compensation cost of its stock option and stock purchase plans, certain portions of Mr. Paxton's stock-based compensation and Aironet's stock option plans based on the fair value of the awards under those plans and letter agreement in accordance with SFAS No. 123, net income (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts below:

                                                                    1999          1998          1997
                                                                  ---------    ----------    ----------
                                                                               (RESTATED)    (RESTATED)
Net (loss) income:          As reported.........................  $(136,982)     $8,159       $(8,251)
                            Pro forma...........................   (143,011)        521       (13,107)
(Loss) earnings per share:
  Basic                     As reported.........................  $   (8.50)     $  .52       $  (.51)
                            Pro forma...........................      (8.88)        .03          (.82)
  Diluted                   As reported.........................  $   (8.50)     $  .50       $  (.51)
                            Pro forma...........................      (8.88)        .03          (.82)

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 10 -- STOCK OPTIONS AND RESTRICTED STOCK (CONTINUED)
     The significant increase in the pro forma compensation expense in fiscal 1998 from the fiscal 1997 amount was the result of 495,000 options that were granted March 17, 1997. The compensation expense recorded in the pro forma disclosure of fiscal 1997 included 14 days of expense as compared to the full year of expense recorded in fiscal 1998. The proforma compensation expense did not include estimated income tax expense or benefit.

NOTE 11 -- LEASES

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

     Future minimum lease payments for the fiscal years ending March 31, are as follows:

                                                           CAPITAL    OPERATING
                                                           LEASES      LEASES
                                                           -------    ---------
2000.....................................................  $  640      $ 9,080
2001.....................................................     512        7,686
2002.....................................................     512        5,371
2003.....................................................     492        3,283
2004.....................................................     130        2,611
2005 and thereafter......................................      --        7,878
                                                           ------      -------
                                                            2,286      $35,909
                                                                       =======
Amount representing interest.............................    (326)
                                                           ------
Present value of net minimum lease payments..............   1,960
Current portion..........................................    (525)
                                                           ------
Long-term portion........................................  $1,435
                                                           ======

     The Company has an option to purchase the 100,000 square foot facility currently occupied by its corporate offices. The purchase option is exercisable prior to September 1, 2001 for a price equal to the fair market value of the premises as determined by an independent appraisal.

     Rent expense, net of sublease rental income, for fiscal 1999, 1998 and 1997 amounted to $13,057, $10,820 and $12,296, respectively.

     The Company also subleases certain of its leased office facilities to third parties. Sublease rental income is recorded as a reduction to the Company's rent expense in the accompanying consolidated statement of operations.

     Future minimum lease payment receivables for the fiscal years ending March 31, are as follows:

                                                             OPERATING
                                                              LEASES
                                                             ---------
2000.....................................................     $1,028
2001.....................................................        853
2002.....................................................        228
2003 and thereafter......................................         --
                                                              ------
                                                              $2,109
                                                              ======

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 11 -- LEASES (CONTINUED)
     Sublease rental income for fiscal 1999, 1998 and 1997 amounted to $1,092, $337 and $ 0, respectively.

NOTE 12 -- CONVERTIBLE SUBORDINATED NOTES AND DEBENTURES

     Convertible subordinated notes and debentures consisted of $82,500 of 5 3/4% Convertible Subordinated Notes (the "5 3/4% Notes") and $24,413 of 7 1/2% Convertible Subordinated Debentures (the "7 1/2% Debentures") at March 31, 1999. The March 31, 1998, amounts consisted of $82,500 of 5 3/4% Notes and $24,724 of 7 1/2% Debentures.

     The 5 3/4% Notes, issued December 12, 1995, are due January 1, 2003. The conversion price for the 5 3/4% Notes is $27.50 per common share and is subject to adjustment in certain events. Interest is payable on January 1 and July 1 in each year, and commenced July 1, 1996. On or after January 5, 1999, the 5 3/4% Notes are redeemable at any time at the option of the Company, in whole or in part, at the following prices for the following calendar years: 1999, 103.286%; 2000, 102.464%; 2001, 101.643% and 2002, 100.821%.

     The 7 1/2% Debentures, issued June 1, 1987, are due June 1, 2012. The conversion price for the 7 1/2% Debentures of $26.75 per common share is subject to adjustment in certain events. Interest is payable on June 1 and December 1 in each year, and commenced December 1, 1987. On and after June 1, 1997, the Debentures are redeemable at par. The sinking fund requires mandatory annual payments of 5% of the original $46,000 principal amount commencing June 1, 1997, calculated to retire 75% of the issue prior to maturity. During fiscal 1991, the Company purchased and retired Debentures with a principal face amount aggregating $21,266, which is being applied to the earliest of the Company's sinking fund payment obligations.

     During fiscal 1999, $311 in aggregate principal amount of the Company's
7 1/2% Convertible Subordinated Debentures were surrendered for conversion into 11,621 shares of the Company's common stock. The surrendered Convertible Subordinated Debentures have been canceled effective as of their conversion into common stock.

     Total interest paid by the Company in fiscal 1999, 1998 and 1997 (including but not limited to the interest on the Convertible Subordinated Notes and Debentures) was $10,852, $7,417 and $8,368, respectively.

     The combined annual aggregate amount of maturities and sinking fund requirements are as follows:

2000....................................................    $  2,300
2001....................................................       2,300
2002....................................................       2,300
2003....................................................       2,300
2004....................................................      84,800
Thereafter..............................................      12,913
                                                            --------
                                                            $106,913
                                                            ========

NOTE 13 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating the fair value of the following financial instruments:

     Cash and Cash Equivalents

     The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate fair value due to the short-term nature of these instruments.

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 13 -- FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
     5 3/4% Notes

     The fair value of the Company's 5 3/4% Notes is based on discounted cash flow analysis (there being no regular public trading market for the 5 3/4% Notes). Refer to Note 12 -- Convertible Subordinated Notes and Debentures for additional information concerning the 5 3/4% Notes.

     7 1/2% Debentures

     The fair value of the Company's 7 1/2% Debentures is based on quoted market prices. Refer to Note 12 -- Convertible Subordinated Notes and Debentures for additional information concerning the 7 1/2% Debentures.

                                                     1999                   1998
                                              -------------------    -------------------
                                              CARRYING     FAIR      CARRYING     FAIR
                                               AMOUNT      VALUE      AMOUNT      VALUE
                                              --------    -------    --------    -------
Cash and cash equivalents...................  $22,459     $22,459    $27,500     $27,500
5 3/4% Notes................................   82,500      86,484     82,500      85,059
7 1/2% Debentures...........................   24,413      15,106     24,724      25,713

     Forward Foreign Currency Exchange Contracts

     The fair value of forward foreign currency exchange contracts is estimated based on quotes from currency brokers. At March 31, 1998, the Company had several forward foreign currency exchange contracts to purchase various foreign currencies as presented in the table below. These contracts matured in April 1998. The Company had no forward foreign currency exchange contracts at March 31, 1999.

                                                                         1998
                                                           NOTIONAL    NOTIONAL      FAIR
CURRENCY                                                   VALUE(1)    VALUE(2)    VALUE(3)
--------                                                   --------    --------    --------
Italian Lira.............................................   $  240      $  242       $ (2)
Canadian Dollar..........................................      359         360         (1)
Spanish Peseta...........................................      238         241         (3)
Australian Dollar........................................      593         600         (7)
Japanese Yen.............................................       95          98         (3)
British Pound............................................      370         372         (2)
German Mark..............................................      968         982        (14)
British Pound............................................    1,671       1,679         (8)
                                                            ------      ------       ----
Total....................................................   $4,534      $4,574       $(40)
                                                            ======      ======       ====

---------------
(1) Represents US Dollar equivalent based on contractual exchange rate.

(2) Represents US Dollar equivalent based on March 31, 1998 exchange rate.

(3) Represents difference between notional values at contractual exchange rate and March 31, 1998 exchange rate.

     Investments in Non-traded Companies

     It was not practicable for the Company to estimate the fair value of its investments in non-traded, closely held companies because of the lack of quoted market prices for those investments and the inability to estimate fair values without incurring excessive costs. These investments, which the Company holds for purposes other than trading, totaled $12,727 and $8,650 at March 31, 1999 and 1998, respectively, and are

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 13 -- FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) carried at cost in intangible and other assets in the accompanying consolidated balance sheets. However, during fiscal 1999, the Company recorded an impairment charge of $1,725 against its investment in the third party that acquired the Company's Virtual Vision subsidiary. The $1,725 impairment reflects the dilution of the Company's investment resulting from this third party's fiscal 1999 issuance of a series of preferred shares with superior rights over the preferred shares owned by the Company. Additionally, during fiscal 1998, the Company recorded impairment charges of $1,100 and $1,434, respectively, against its investments in two separate third parties. These investments were fully impaired due to poor historical financial performance, inability to repay amounts owed to the Company and lack of evidence that would indicate a future ability of these entities to support the carrying value of the Company's investments. Refer to Note
     6 -- Intangible and Other Assets for additional information concerning the Company's investments in non-traded companies.

     Long-term Notes Receivable

     It was not practicable for the Company to estimate the fair value of certain of its long-term notes receivable from non-traded, closely held companies because of the lack of quoted market prices for similar financial instruments and the inability to estimate fair values without incurring excessive costs. The notes, which the Company intends to hold to maturity, bear interest at various fixed and variable rates and have maturities ranging from one to four years. The long-term notes receivable, which total $445 and $1,169 at March 31, 1999 and 1998, respectively, are carried at cost in intangible and other assets in the accompanying consolidated balance sheets. However, during fiscal 1998, the Company recorded an impairment charge of $3,535 against the long-term asset purchase notes receivable due from the third party that had agreed to acquire the Company's retail software operations. These long-term notes receivable were fully impaired due to the third party's inability to make its scheduled payments against the promissory notes and the lack of evidence indicating their ability to make such payments in the future. Refer to Note
     6 -- Intangible and Other Assets for additional information concerning long-term notes receivable.

NOTE 14 -- STOCKHOLDERS' EQUITY

     The exercise of non-qualified stock options results in state and federal income tax benefits to the Company based on the difference between the market price at the date of exercise and the option price. During fiscal 1999, 1998 and 1997, ($411), $1,970 and $58, respectively, was (debited) credited to additional paid-in capital as a result of such option exercises.

NOTE 15 -- BUSINESS SEGMENTS

     During fiscal 1999, the Company adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS 131 requires additional financial disclosure of segment information in the manner in which management organizes the segments within the enterprise for making operating decisions and assessing performance. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. Prior year financial data by geographic area has been restated to conform to the current year's presentation.

     The Company designs, develops, manufactures, markets and services mobile and wireless transaction systems and solutions for vertical markets. The Company's business consists of four operating segments: a) Handhelds, workslates and other mobile computing devices through which the Company designs, develops, markets and services a broad line of handheld devices ranging from low-end batch terminals to highly integrated mobile computers incorporating laser bar code readers, including a variety of pen-based and touch screen workslate devices; b) Its Aironet subsidiary, which designs, develops, markets and services high speed,

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 15 -- BUSINESS SEGMENTS (CONTINUED) standards-based wireless local area networking (LAN) solutions; Aironet's products utilize advanced high radio frequency and data communication technologies to connect users to computer networks ranging in size and complexity from enterprise-wide LANs to home networks; c) Sales and distribution of all its product lines in Europe; and d) Sales and distribution of all its product lines in international locations outside of Europe. The Company does not believe that it is dependent upon any one customer or group of customers. No customer accounted for 10% or more of total net revenues in fiscal 1999, 1998 or 1997.

     The Company sells its products to customers in diversified industries, primarily in North America and Europe. The Company realizes over one-half of its revenues from customers in retail industries who are in widely diversified geographic locations and markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses have historically been within management's expectations.

     The Company has operations in the United States, Europe, Canada, Mexico, Australia and Asia. Information for fiscal 1999, 1998 and 1997 follows below.

     Intercompany sales were at cost plus a negotiated mark-up.

     Assets of geographic areas are identified with the operations of each area.

                                 UNITED STATES
                                  OTHER THAN     CONSOLIDATED              OTHER    ADJUSTMENT &
1999                                AIRONET        AIRONET      EUROPE     INT'L    ELIMINATION    CONSOLIDATED
----                             -------------   ------------   -------   -------   ------------   ------------
Revenues from unaffiliated
  customers....................    $ 257,227       $28,413      $76,902   $25,752           --      $ 388,294
Revenues from Intercompany
  sales........................       45,163        16,840          564     2,434      (65,001)            --
                                   ---------       -------      -------   -------     --------      ---------
Total revenues.................    $ 302,390       $45,253      $77,466   $28,186     $(65,001)     $ 388,294
                                   =========       =======      =======   =======     ========      =========
Income (loss) from
  operations...................    $(119,273)      $(1,038)     $ 7,647   $ 3,669     $ (1,142)     $(110,137)
Interest (expense).............       (9,702)         (130)         (39)       --           (1)        (9,872)
Interest income................          483           157          128        33           --            801
Gain on sale of subsidiary
  stock........................          340            --           --        --           --            340
Other non-operating (expense)
  income.......................         (754)           --           --        --           --           (754)
                                   ---------       -------      -------   -------     --------      ---------
Income (loss) before income
  taxes........................     (128,906)       (1,011)       7,736     3,702       (1,143)      (119,622)
Provision for income taxes.....       12,386           391        3,175     1,408           --         17,360
                                   ---------       -------      -------   -------     --------      ---------
Net income (loss)..............    $(141,292)      $(1,402)     $ 4,561   $ 2,294     $ (1,143)     $(136,982)
                                   =========       =======      =======   =======     ========      =========
Depreciation and
  Amortization.................    $  24,973       $ 2,468      $ 1,461   $   272                   $  29,174
                                   =========       =======      =======   =======                   =========
Unusual items:
Provision for inventory
  obsolescence.................    $  35,797       $   454      $   628   $   551                   $  37,430
                                   =========       =======      =======   =======                   =========
Provisions for bad debts.......    $   6,936       $   308      $   310   $   198                   $   7,752
                                   =========       =======      =======   =======                   =========
Identifiable assets at March
  31, 1999.....................    $ 282,246       $13,804(1)   $37,180   $15,614                   $ 348,844
                                   =========       =======      =======   =======                   =========

---------------
(1) Includes assets from non-US locations of $2,768.

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 15 -- BUSINESS SEGMENTS (CONTINUED)

                                 UNITED STATES
                                  OTHER THAN     CONSOLIDATED              OTHER    ADJUSTMENT &
1998                                AIRONET        AIRONET      EUROPE     INT'L    ELIMINATION    CONSOLIDATED
----                             -------------   ------------   -------   -------   ------------   ------------
                                                                                                    (RESTATED)
Revenues from unaffiliated
  customers....................    $ 345,289       $20,404(1)   $71,834   $25,629     $     --      $ 463,156
Revenues from Intercompany
  sales........................       13,062        51,149          567     1,889      (66,667)            --
                                   ---------       -------      -------   -------     --------      ---------
Total revenues.................    $ 358,351       $71,553      $72,401   $27,518     $(66,667)     $ 463,156
                                   =========       =======      =======   =======     ========      =========
Income (loss) from
  operations...................    $  16,198       $ 4,794      $ 5,509   $ 3,480     $ (8,596)     $  21,385
Interest (expense).............       (7,268)           (5)         (27)       --          119         (7,181)
Interest income................        1,334            67          120        52           --          1,573
Gain on sale of subsidiary
  stock........................        1,637            --           --        --           --          1,637
Other non-operating (expense)
  income.......................         (907)           --           --        --         (105)        (1,012)
                                   ---------       -------      -------   -------     --------      ---------
Income (loss) before income
  taxes and cumulative effect
  of an accounting change......       10,994         4,856        5,602     3,532       (8,582)        16,402
Provision for income taxes.....        2,152         1,964        1,938     1,173           --          7,227
                                   ---------       -------      -------   -------     --------      ---------
Income (loss) before cumulative
  effect of an accounting
  change.......................        8,842         2,892        3,664     2,359       (8,582)         9,175
Cumulative effect of an
  accounting change, net of
  taxes........................        1,016            --           --        --           --          1,016
                                   ---------       -------      -------   -------     --------      ---------
Net income (loss)..............    $   7,826       $ 2,892      $ 3,664   $ 2,359     $ (8,582)     $   8,159
                                   =========       =======      =======   =======     ========      =========
Depreciation and
  Amortization.................    $  22,977       $ 2,239      $ 1,352   $   304                   $  26,872
                                   =========       =======      =======   =======                   =========
Unusual items-
Provisions for bad debts.......    $   2,347       $   373      $   256   $    62                   $   3,038
                                   =========       =======      =======   =======                   =========
Identifiable assets at March
  31, 1998.....................    $ 307,631       $17,785(1) $38,556   $14,493                   $ 378,465
                                   =========       =======      =======   =======                   =========

---------------
(1) Includes external revenues and assets from non-US locations of $5,630 and $7,553, respectively.

                                 UNITED STATES
                                  OTHER THAN     CONSOLIDATED              OTHER    ADJUSTMENT &
1997                                AIRONET        AIRONET      EUROPE     INT'L    ELIMINATION    CONSOLIDATED
----                             -------------   ------------   -------   -------   ------------   ------------
                                                                                                    (RESTATED)
Revenues from unaffiliated
  customers....................    $ 350,126       $14,995(1)   $65,292   $30,984    $      --      $ 461,397
Revenues from intercompany
  sales........................       54,779        59,345          463         1     (114,588)            --
                                   ---------       -------      -------   -------    ---------      ---------
Total revenues.................    $ 404,905       $74,340      $65,755   $30,985    $(114,588)     $ 461,397
                                   =========       =======      =======   =======    =========      =========
Income (loss) from
  operations...................    $ (34,746)      $ 3,058      $ 1,293   $20,352    $ (25,641)     $ (35,684)
Interest (expense).............       (7,961)         (231)         (54)       (9)         199         (8,056)
Interest income................        1,151           101          157        80           --          1,489
Other non-operating (expense)
  income.......................       34,726(2)         --           --        --           --         34,726
                                   ---------       -------      -------   -------    ---------      ---------
Income (loss) before income
  taxes........................       (6,830)        2,928        1,396    20,423      (25,442)        (7,525)
Provision for (benefit from)
  income taxes.................       (3,940)        2,040          737     2,738         (849)           726
                                   ---------       -------      -------   -------    ---------      ---------
Net income (loss)..............    $  (2,890)      $   888      $   659   $17,685    $ (24,593)     $  (8,251)
                                   =========       =======      =======   =======    =========      =========

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 15 -- BUSINESS SEGMENTS (CONTINUED)

                                 UNITED STATES
                                  OTHER THAN     CONSOLIDATED              OTHER    ADJUSTMENT &
1997                                AIRONET        AIRONET      EUROPE     INT'L    ELIMINATION    CONSOLIDATED
----                             -------------   ------------   -------   -------   ------------   ------------
                                                                                                    (RESTATED)
Depreciation and
  Amortization.................    $  25,609       $ 1,980      $ 1,527   $   386                   $  29,502
                                   =========       =======      =======   =======                   =========
Identifiable assets at March
  31, 1997.....................    $ 297,618       $   345(3)   $32,578   $27,157                   $ 357,698
                                   =========       =======      =======   =======                   =========

---------------
(1) Includes revenues from non-US locations of $14,479.

(2) Includes $32,653 gain on the sale of assets of a subsidiary.

(3) Non-US identifiable assets are not significant.

NOTE 16 -- DIVESTITURES

     Effective March 31, 1998, the Company sold the stock of its Virtual Vision subsidiary to a third party in exchange for $500 in cash and 750,000 shares of the acquirer's Series F Preferred Stock valued at $6.00 per share or $4,500. As all of the conditions of the sale were not satisfied as of March 31, 1998, the related gain of $900 was deferred. During fiscal 1999, all conditions of the sale were satisfied, and the $900 gain was recognized as non-operating income in the accompanying consolidated statement of operations.

     Effective April 1, 1996, the Company sold the assets of certain retail application software operations, with net assets of approximately $5,000, to a third party, in exchange for $150 in cash and $7,000 in secured promissory notes, including interest. In addition to the proceeds from the sale, the Company also entered into a software license agreement with the third party purchaser. The agreement provided for the Company to receive over the next five years (1996-2001) license fees amounting to 20% of the revenue generated by the purchased software, with minimum required payments aggregating $6,600. Due to the third party's poor historical financial performance, inability to repay amounts owed to the Company and lack of evidence indicating their ability to make such payments in the future, the Company fully impaired the secured promissory notes during fiscal 1998. Additionally, during fiscal 1997 and 1998 the Company only recognized software license revenue under the aforementioned agreement to the extent that the transaction was settled in cash and continued to recognize amortization on the software sold. Refer to Note 3 -- Restatement for additional details on the adjustments made to the accompanying consolidated financial statements related to this transaction.

     Effective December 31, 1996, the Company sold substantially all of the assets of its Itronix Corporation subsidiary, with a net book value of $30,848, as well as all of the subsidiary's associated business, in exchange for $65,524 in cash, plus the buyer's assumption of certain specified liabilities of the transferred business totaling $8,229. The transaction resulted in a $32,653 gain, net of transaction costs of $10,252, which has been recorded as other non-operating income in the accompanying fiscal 1997 consolidated statement of operations. The buyer was entitled to customary indemnification from the Company with respect to retained liabilities and taxes for a limited period which has since expired. Under the terms of the sale, the Company is precluded from competing with the buyer in the manufacture and sale of ruggedized notebook computers for a period of five years after the date of sale, other than the Company's resale of products obtained from the buyer under a mutual reseller agreement.

NOTE 17 -- SUBSIDIARY STOCK TRANSACTIONS

     During fiscal 1999, Aironet sold 222,222 shares of its voting common stock to various third party investors at a price of $3.50 per share. Proceeds from this sale of stock were $778. The resulting pre-tax net gain of $340 was recorded as a gain on sale of subsidiary stock in the accompanying consolidated statement of operations. In addition to the sale of the shares of stock, 66,667 warrants at $3.50 per share for the purchase of Aironet voting

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 17 -- SUBSIDIARY STOCK TRANSACTIONS (CONTINUED) common stock were issued. A gain of $47 relating to these warrants has been deferred until the warrants are exercised or lapse. Prior to Aironet's fiscal 1999 stock sales, the Company's interest in the voting common stock of Aironet was 78%. Subsequent to these sales and as of March 31, 1999, the Company's interest in the voting common stock of Aironet was 76%.

     During fiscal 1999, the Company repurchased 400,000 shares of the voting common stock of Metanetics from a third party, at a price of $4.88 per share. Prior to the repurchase of these shares, the Company's interest in the voting common stock of Metanetics was 52%. Subsequent to the repurchase and as of March 31, 1999, the Company's interest in the voting common stock of Metanetics was 60%. Refer to Note 6 -- Intangible and Other Assets for additional details.

     During fiscal 1998, options to purchase 270,000 shares of Aironet voting common stock at $1.86 per share were exercised. The pre-tax gain of $241 was recorded as a gain on sale of subsidiary stock in the accompanying consolidated statement of operations. Prior to the option exercises, the Company's interest in the voting common stock of Aironet was 90%. The Company's remaining interest subsequent to these purchases was 87%.

     During fiscal 1998, Aironet sold 984,126 shares of its voting common stock to various third party investors at a price of $3.50 per share. Proceeds from the sale of stock totaled $3,444. The resulting pre-tax gain of $402, net of related transaction costs, was recorded as a gain on sale of subsidiary stock in the accompanying consolidated statement of operations. Prior to Aironet's fiscal 1998 stock sales, the Company's interest in the voting common stock of Aironet was 87%. Subsequent to these sales and as of March 31, 1998, the Company's remaining interest in the voting common stock of Aironet was 78%. In addition to the sale of the shares of stock, 395,237 warrants for the purchase of Aironet voting common stock were issued. A gain of $251 relating to these warrants has been deferred until the warrants are exercised or lapse. As of March 31, 1999, the following warrants for the purchase of Aironet common stock at an exercise price of $3.50 per share were outstanding: 395,237 March 1998 warrants, 17,143 April 1998 warrants, 42,857 May 1998 warrants and 6,667 December 1998 warrants.

     During fiscal 1998, the Company repurchased 100,000 shares of the voting common stock of Metanetics from former employees, at a price of $1.04 per share. Prior to the repurchase of these shares, the Company's interest in the voting common stock of Metanetics was 50%. Subsequent to the repurchase and as of March 31, 1998, the Company's interest in the voting common stock of Metanetics was 52%.

     During fiscal 1997, the Company sold 808,500 shares of Aironet voting common stock to a corporation owned by Mr. Meyerson at a price of $1.86 per share in exchange for a promissory note, secured by the purchased stock, in the amount of $1,504. This transaction resulted in the establishment of a minority interest of $669 which has been included in Minority Interest at March 31, 1997. The Company's interest in the voting common stock of Aironet, which had been 100%, was reduced to 90% at March 31, 1997, as a result of this transaction. The sale of Aironet common stock has been excluded from the accompanying fiscal 1997 consolidated statement of cash flows as a non-cash transaction. At March 31, 1997, the Company deferred recognition of any gain as the criteria for the recognition of gain on the sale of subsidiary stock had not been met. During fiscal 1998, the criteria for the recognition of the gain were fulfilled, and accordingly, the $994 of deferred gain was recorded as a gain on sale of subsidiary stock in the accompanying consolidated statement of operations.

     During fiscal 1997, Metanetics repurchased 432,558 shares of the voting common stock of Metanetics from a former employee at a price of $1.04 per share. Prior to the repurchase of these shares, the Company's interest in the voting common stock of Metanetics was 49%. After this repurchase, the Company's interest in the voting common stock of Metanetics was 54%. Metanetics subsequently re-sold the repurchased shares during fiscal 1997 to a corporation owned by Mr. Meyerson and his wife at the same $1.04 per share price. Subsequent to the

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 17 -- SUBSIDIARY STOCK TRANSACTIONS (CONTINUED) sale of stock to the corporation owned by Mr. Meyerson and his wife, the Company's interest in the voting common stock of Metanetics was 49%.

     Later during fiscal 1997, the Company repurchased 60,000 shares of the voting common stock of Metanetics from a former employee. Prior to the repurchase of these shares, the Company's interest in the voting common stock of Metanetics was 49%. Subsequent to this repurchase and as of March 31, 1997, the Company's remaining percentage interest in the voting common stock of Metanetics was 50%.

NOTE 18 -- TREASURY STOCK TRANSACTIONS

     During fiscal 1999, the Company repurchased 63,300 shares of its common stock, at a weighted average price of $17.19 per share, pursuant to its open market repurchase program. The Company also re-issued 52,999 shares of its treasury stock during the year at a weighted average price of $19.34 per share to satisfy purchases made by employees through its 1995 Stock Purchase Plan and 94,234 shares at a weighted average price of $21.82 per share to satisfy stock options exercised under the Company's stock options plans. The 78,484 shares of treasury stock remaining at March 31, 1999, have been accounted for at cost plus brokerage fees under the caption of treasury stock in the accompanying consolidated financial statements. The re-issuances of treasury stock in satisfaction of purchases made through the 1995 Stock Purchase Plan and exercises of stock options under the Company's stock option plans have been excluded from the accompanying consolidated statement of cash flows as non-cash transactions.

     During fiscal 1998, the Company repurchased 294,200 shares of its common stock, at a weighted average price of $17.23 per share, pursuant to its open market repurchase programs. The Company also re-issued 57,112 shares of its treasury stock during the year at a weighted average price of $15.91 per share to satisfy purchases made by employees through the 1995 Stock Purchase Plan and 632,111 shares at a weighted average price of $16.00 per share to satisfy stock options exercised under the Company's stock options plans. The 162,417 shares of treasury stock remaining at March 31, 1998, have been accounted for at cost plus brokerage fees under the caption of treasury stock in the accompanying consolidated financial statements. The re-issuances of treasury stock in satisfaction of purchases made through the 1995 Stock Purchase Plan and exercises of stock options under the Company's stock option plans have been excluded from the accompanying consolidated statement of cash flows as non-cash transactions.

NOTE 19 -- COMMITMENTS AND CONTINGENCIES

     On September 21, 1993, a derivative Complaint was filed in the Court of Chancery of the State of Delaware, in and for Newcastle County, by an alleged stockholder of the Company derivatively on behalf of Telxon. The named defendants are the Company; Robert F. Meyerson, former Chairman of the Board, Chief Executive Officer and director; Dan R. Wipff, then President, Chief Operating Officer and Chief Financial Officer and director; Robert A. Goodman, Corporate Secretary and outside director; Norton W. Rose, outside director; and Dr. Raj Reddy, outside director. The Complaint alleges breach of fiduciary duty to the Company and waste of the Company's assets in connection with certain transactions entered into by Telxon and compensation amounts paid by the Company. The Complaint seeks an accounting, injunction, rescission, attorney's fees and costs. While the Company is nominally a defendant in this derivative action, no monetary relief is sought by the plaintiff from the Company. On November 12, 1993, Telxon and the individual director defendants filed a Motion to Dismiss. The plaintiff filed its brief in opposition to the Motion on May 2, 1994, and the defendants filed a final responsive brief. The Motion was argued before the Court on March 29, 1995, and on July 18, 1995, the Court issued its ruling. The Court dismissed all of the claims relating to the plaintiff's allegations of corporate waste; however, the claims relating to breach of fiduciary duty survived the Motion to Dismiss.

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 19 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)
     On October 31, 1996, plaintiff's counsel filed a Motion to Intervene in the derivative action on behalf of a new plaintiff stockholder. As part of the Motion to Intervene, the intervening plaintiff asked that the Court designate as operative for the action the intervening plaintiff's proposed Complaint, which alleges that a series of transactions in which the Company acquired technology from a corporation affiliated with Mr. Meyerson was wrongful in that Telxon already owned the technology by means of a pre-existing consulting agreement with another affiliate of Mr. Meyerson; the intervenor's complaint also names Raymond D. Meyo, President, Chief Executive Officer and director at the time of the first acquisition transaction, as a new defendant. The defendants opposed the Motion on grounds that the new claim alleged in the proposed Complaint and the addition of Mr. Meyo were time-barred by the statute of limitations and the intervening plaintiff did not satisfy the standards for intervention. After taking legal briefs, the Court ruled on June 13, 1997, to permit the intervention. On March 18, 1998, defendant Meyo filed a Motion for Judgement on the Pleadings (as to himself), in response to which Plaintiff filed its Answer and Brief in Opposition. The Motion was argued before the Court on November 4, 1998, and was granted from the bench, dismissing Meyo as a defendant in the case. The post-intervention claims are the subject of ongoing discovery, and no deadline for the completion of the discovery or trial date has yet been set by the Court.

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

     While the litigation with the landlord remains pending, Telxon and the landlord have agreed to file, and on July 7, 1999 filed, a joint application with the Texas Natural Resource Conservation Commission for approval of a proposed Response Action Work Plan for the property pursuant to the Commission's Voluntary Cleanup Program. The proposed plan projects completion of remediation and issuance of a closure certificate in 2002. Telxon has not to date been advised of any action by the Commission with respect to the proposed plan, which could require modifications thereto as a condition of approval. Until such time as the plan is accepted and completed, its actual cost to Telxon cannot be quantified; however, the Company does not believe that remediation in accordance with the plan as proposed would have a material adverse effect on its results of operations for any quarter in which any associated charges would be taken. If the plan is not accepted substantially as proposed, or closure is not certified when contemplated by the proposed plan, and the Company were ultimately to become responsible for the alleged contamination, the associated loss could have a material adverse effect on results of operations for one or more quarters in which the associated charge(s) would be taken. Telxon believes that these claims lack merit, and it intends to vigorously defend this action.

     On May 8, 1998, two class action suits were filed in the Court of Chancery of the State of Delaware, in and for the County of New Castle, by certain alleged stockholders of Telxon on behalf of themselves and purported classes consisting of Telxon stockholders, other than defendants and their affiliates, relating to an alleged offer by Symbol Technologies, Inc. ("Symbol") to acquire the Company. The named defendants are Telxon and its

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 19 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)
Directors at the time, namely, Frank E. Brick, Robert A. Goodman, Dr. Raj Reddy, John H. Cribb, Richard J. Bogomolny, and Norton W. Rose.

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

     From December 1998 through March 1999, a total of 27 class actions were filed in the United States District Court, Northern District of Ohio, by certain alleged stockholders of the Company on behalf of themselves and purported classes consisting of Telxon stockholders, other than the defendants and their affiliates, who purchased stock during the period, from May 21, 1996 through February 23, 1999 or various portions thereof. The named defendants are the Company, former President and Chief Executive Officer Frank E. Brick and former Senior Vice President and Chief Financial Officer Kenneth W. Haver. The actions have been referred to a single judge, and on February 9, 1999, the plaintiffs filed a Motion to Consolidate all of the actions. On April 26, 1999, the Court heard motions on naming class representatives and lead class counsel, but the Court has not yet ruled on those motions. The complaints allege claims for "fraud on the market" arising from alleged misrepresentations and omissions with respect to the Company's financial performance and prospects and an alleged violation of generally accepted accounting principles by improperly recognizing revenues. The various complaints seek certification of their respective purported classes, unspecified compensatory and punitive damages, pre- and post-judgment interest, and attorneys' fees and costs. The defendants believe that these claims lack merit, and they intend to vigorously defend these actions. Defendants anticipate filing a Motion to Dismiss.

     By letter dated December 18, 1998, the Staff of the Division of Enforcement of the Securities and Exchange Commission advised the Company that it was conducting a preliminary, informal inquiry into trading of the securities of the Company at or about the time of the Company's December 11, 1998 press release announcing that the Company would be restating the revenues for its second fiscal quarter ended September 30, 1998. In cooperation with the informal inquiry, the Company has voluntarily provided certain responsive information to the Staff. On January 20, 1999, the Commission issued a formal Order Directing Private Investigation And Designating Officers To Take Testimony with respect to the referenced trading and specified accounting matters, pursuant to which subpoenas duces tecum have been served on the Company requiring the production of specified documents. Similar subpoenas have been issued to one of the Company's directors, certain current Company officers and, to the belief of the Company, former Company officers and certain unaffiliated companies and their officers. The Company has delivered documents to, and intends to continue cooperating fully with, the Staff. The referenced director and current officers have also produced documents, and the director has given oral testimony, to the Staff. Telxon believes that the unaffiliated parties have also responded to the Staff.

     The Company has received a number of letters from its customers requesting Telxon to indemnify them with respect to their defense of demands which have been made on them by the Lemelson Medical, Education & Research Foundation Limited Partnership for the payment of a license fee for the alleged infringement of the Foundation's so-called "bar-code" patents by the customers' systems utilizing automatic identification technology, portions of which have been supplied by the Company. However, the Foundation has not to date asserted any

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 19 -- COMMITMENTS AND CONTINGENCIES (CONTINUED) claim directly against the Company. The Company believes that the patents so being asserted against its customers are invalid, unenforceable and not infringed. This position has also been taken by seven other companies in the automatic identification industry, including the Company's principal competitors, which in July 1999 announced their joint filing of a federal court action seeking a declaratory judgment to that effect against the Foundation.

     Except as otherwise specified, in the event that any of the foregoing litigation ultimately results in a money judgment against the Company or is otherwise determined adversely to the Company by a court of competent jurisdiction, such determination could, depending on the particular circumstances, adversely affect the Company's conduct of its business and the results and condition thereof. In the normal course of its operations, the Company is subject to performance under contracts and assertions that technologies it utilizes may infringe third party intellectual properties, and is also subject to various pending legal actions and contingencies, which may include matters involving suppliers, customers, lessors of Company products to customers and lessors of equipment to the Company.

NOTE 20 -- CHANGE IN ACCOUNTING PRINCIPLE

     On November 20, 1997, the FASB's Emerging Issues Task Force issued a new consensus ruling, "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation" ("EITF 97-13"). EITF 97-13 requires business process reengineering costs associated with information systems development to be expensed as incurred. The Company has been involved in a corporate-wide information systems implementation project that is affected by this pronouncement. In accordance with this ruling, during fiscal 1998, the Company recorded a one-time, after-tax, non-cash charge of $1,016 to expense previously capitalized costs associated with this project. Such costs had primarily been incurred during the second quarter of fiscal 1998.

NOTE 21 -- NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In fiscal 1998, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting comprehensive income, which has been defined as the change in equity of an entity during a period from transactions and other events and circumstances from non-owner sources, in the basic financial statements. The Company adopted the provisions of SFAS No. 130 for the fiscal year ended March 31, 1999, beginning with the quarter ended June 30, 1998, and restated prior period financial statements included for comparative purposes to reflect the application of SFAS No. 130. As the adoption of this pronouncement only modifies disclosures, there is no effect on the Company's consolidated financial position, results of operations or cash flows.

     During fiscal 1998, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 revises the manner in which an entity determines the operating segments it must report as well as requires the disclosure of additional segment information. The Company adopted the provisions of SFAS No. 131 for the fiscal year ended March 31, 1999, and has restated prior period disclosures included for comparative purposes to reflect the application of SFAS No. 131. As the adoption of this pronouncement only modifies disclosures, there is no effect on the Company's consolidated financial position, results of operations or cash flows.

     In fiscal 1998, the AICPA issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance on the recognition of revenue for the licensing, selling, leasing and marketing of computer software to customers. The Company adopted the provisions of SOP 97-2 for the fiscal year ended March 31, 1999. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 21 -- NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)
     In fiscal 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires the capitalization of certain costs incurred in the development of software used by a company for its own internal operations. The Company adopted the provisions of SOP 98-1 for the fiscal year ended March 31, 1999. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     During fiscal 1999, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company adopted the provisions of SOP 98-5 for the fiscal year ended March 31, 1999. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     During fiscal 1999, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 provides accounting and reporting standards for derivative instruments. This standard will require the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The Company is required to adopt the provisions of SFAS No. 133 during the first quarter of fiscal 2002 (as delayed by Statement of Financial Accounting Standards No.
137 -- Deferral of the Effective Date of FASB Statement No. 133). Management believes that the adoption of this pronouncement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 22 -- SUBSEQUENT EVENTS

     On June 23, 1999, the Company and a third party contract manufacturer entered into a promissory note replacing and settling accrued liabilities related to purchases of discontinued products. The promissory note principal amount was $10,208, is payable in equal installments over a twelve month period, and does not bear interest. The Company has discounted the liability to a principal amount of $9,370 at its estimated incremental borrowing rate of 10.375% and recorded such adjustment in the fiscal 1999 consolidated financial statements.

     On June 29, 1999, the Company also obtained an additional waiver through August 30, 1999, for covenant violations under its revolving credit facility. On June 29, 1999, the Company also obtained an additional waiver through August 30, 1999, for covenant violations under its revolving business purpose promissory note which continued the term of the previous waiver and increased the interest rate on the note to the bank's "Prime Commercial Lending Rate" plus 4%.

     Subsequent to March 31, 1999, the Company's Aironet Wireless Communications, Inc. ("Aironet") subsidiary sold 6,000,000 shares of its voting common stock on the Nasdaq National Market at an offering price of $11.00 per share. Of the total number of shares offered, Aironet sold 4,000,000 shares and the Company sold 2,000,000 shares. The aggregate proceeds, net of underwriting discounts and commissions, was $40,920 to Aironet and $20,460 to Telxon. Subsequent to this transaction the Company's remaining interest in Aironet was 39%. As a result of this transaction and the dilution of its voting interest and control of Aironet, it is anticipated that the Company will no longer consolidate the results of Aironet.

     Subsequent to March 31, 1999, the Company received a commitment letter from a financial institution to provide a $100,000 senior secured credit facility to the Company as a replacement for the Company's existing revolving credit agreement and business purpose revolving promissory note. Such commitment letter is subject to conditions precedent and subsequent to closing. Borrowings under the revolving loan provisions of such facility would be subject to availability based on qualifying accounts receivable and inventory, reduced by amounts borrowed under the facility's term loan features and amounts outstanding under letters of credit. Availability under the agreement is estimated at $71,000 as of August 1, 1999. The facility has three term loan features. The

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 22 -- SUBSEQUENT EVENTS (CONTINUED) first term loan has a limit of $6,000, but is limited to a portion of the liquidation value of the Company's machinery and equipment. The repayment terms for this term loan would be straight-line over a 10-year period. The second term loan would have a limit of $10,000 and would be limited, together with the $20,000 term loan discussed below, by specified percentages of the market value of Aironet capital stock owned by the Company. The repayment of this term loan would be straight-line over a 3-year period. The third term loan of $20,000 is limited by a specified percentage of the market value of Aironet capital stock owned by the Company. The repayment term of this loan is the earlier of 120 days from closing or upon any sale of additional capital stock of Aironet by the Company. The interest rate to be charged on the revolving loan, the $6,000 term loan and the $20,000 term loan are 2.75% above the Eurodollar rate or 0.5% above the financial institution's prime lending rate. Interest is payable monthly. The interest rate charged will be subject to change based upon the Company's financial results. The interest rate on the $10,000 term loan will be fixed at 12.5%. The facility also calls for the payment of an unused line fee of 0.375% per annum on a monthly basis. The facility will be collateralized by substantially all of the Company's assets. Restrictive covenants with respect to this facility have not yet been determined.

NOTE 23 -- QUARTERLY DATA (UNAUDITED)

     On February 23, 1999, the Company announced that, having completed the review of certain judgmental accounting matters with the Company's outside auditors, it would restate its previously issued audited financial statements for fiscal years 1998, 1997 and 1996 and its unaudited interim consolidated financial statements for the first, second and third quarters of fiscal years 1999, 1998 and 1997. Additionally, the Company announced on June 16, 1999 that it would further restate its unaudited results for the second quarter of fiscal 1999. The more significant restatement adjustments affecting these periods are described below. Refer to Note 3 -- Restatement for additional details on the Company's restatement of its consolidated financial statements.

                                                            QUARTER
                                      ---------------------------------------------------
1999                                    FIRST         SECOND        THIRD       FOURTH(a)     YEAR(b)
----                                  ----------    ----------    ----------    ---------    ---------
                                      (RESTATED)    (RESTATED)    (RESTATED)
Revenues............................   $111,162      $103,641      $ 96,408     $ 77,083     $ 388,294
Gross profit........................     43,863        37,389        24,915      (14,216)       91,951
Net loss............................   $   (100)     $ (6,314)     $(45,856)    $(84,712)    $(136,982)
                                       ========      ========      ========     ========     =========
Net loss per share:
  Basic.............................   $   (.01)     $   (.39)     $  (2.86)    $  (5.27)    $   (8.50)
                                       ========      ========      ========     ========     =========
  Diluted...........................   $   (.01)     $   (.39)     $  (2.86)    $  (5.27)    $   (8.50)
                                       ========      ========      ========     ========     =========

---------------
(a) During the fourth quarter of fiscal 1999, the Company recorded charges of $23,626 related to the discontinuance of certain of its products and $7,278 for excess and obsolete inventories. The fourth quarter results of operations also include severance charges of $3,534, bad debt provisions of $3,695, non-cash compensation related to stock options in its Aironet subsidiary of $3,409 and charges related to the carrying value of investments of $2,094.

(b) The net loss per share for the quarters does not equal net income per share for the year due to differentials in the impact of quarterly and annual weighted new stock issuances on the weighted average number of shares outstanding for each respective period.

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 23 -- QUARTERLY DATA (UNAUDITED) (CONTINUED)

                                                              QUARTER
                                             ------------------------------------------
1999 (AS PREVIOUSLY REPORTED)                 FIRST       SECOND      THIRD      FOURTH    YEAR
-----------------------------                --------    --------    --------    ------    ----
Revenues...................................  $115,047    $124,369    $ 96,409     N/A      N/A
Gross profit...............................    44,911      48,456      24,916     N/A      N/A
Net income (loss)..........................  $    246    $  2,498    $(45,853)    N/A      N/A
                                             ========    ========    ========
Net income (loss) per share:
  Basic....................................  $    .02    $    .16    $  (2.86)    N/A      N/A
                                             ========    ========    ========
  Diluted..................................  $    .01    $    .15    $  (2.86)    N/A      N/A
                                             ========    ========    ========

     During the three months ended June 30, 1998, the Company increased its product sales returns reserves and related return inventory receivable by $3,963 and $1,902, respectively, to better reflect the levels of product returns in the Company's value-add distribution channel. The Company also capitalized $1,950 previously expensed during the three months ended June 30, 1998, related to the repurchase of the common stock of Metanetics from a business partner, resulting in an investment to be amortized over a useful life of three years. Adjustments were also made to increase the Company's provision for the past due accounts receivable related to a certain foreign distributor as a result of questions regarding the on-going financial viability of the distributor. Such adjustments totaled $2,181 for the three months ended June 30, 1998. For the three months ended June 30, 1998, the Company also reduced its inventory reserves by $697 to better approximate the exposure related to on-hand inventories. Additionally, the Company made an adjustment to record, during the three months ended June 30, 1998, the $900 gain related to the sale of Virtual Vision, which was previously recorded during the three months ended March 31, 1998, as certain conditions of the sale, though perfunctory, were not satisfied until after March 31, 1998.

     Product revenue of $14,100 and related cost of product revenue of $6,837 associated with a product financing arrangement recorded during the three months ended September 30, 1998, have been reversed as the criteria for revenue recognition had not fully been satisfied. Such product revenue and related cost of product revenue will be recognized upon sell-through to the end-user customer. Product revenues of $6,984 and corresponding cost of product of $4,719 related to the sale of the Company's product under which the Company guaranteed the customer's lease payments to a third party lessor, were deferred subject to the customer's satisfaction of the lease payments. Additionally, software license revenue of $2,000 recognized during the three months ended September 30, 1998 has also been deferred as certain contingencies related to the customer's acceptance of such software had not been satisfied as of the date of these financial statements. During the three months ended September 30, 1998, the Company decreased its product sales returns reserves and related return inventory receivable by $2,546 and $1,222, respectively, to better reflect the level of general product returns experienced by the Company. The statement of operations for the three months ended September 30, 1998, also reflects a $1,012 increase in bad debt expense due to the increased provision for the past due accounts receivable related to the foreign distributor referenced above. The Company recorded an adjustment to reduce its inventory reserves by $868 to better approximate the exposure related to on-hand inventories. The Company's operating results for the three months ended September 30, 1998, were reduced by $262 due to the net reversal of certain accrued software license revenues and software royalties related to a previously divested software operation, and to defer recognition of such items until those transactions are settled in cash.

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 23 -- QUARTERLY DATA (UNAUDITED) (CONTINUED)

                                                         QUARTER
                                      ---------------------------------------------
1998 (RESTATED)                        FIRST       SECOND      THIRD      FOURTH(a)    YEAR(b)
---------------                       --------    --------    --------    ---------    --------
Revenues............................  $104,222    $110,129    $117,416    $131,389     $463,156
Gross profit........................    40,999      43,272      48,101      54,098      186,470
Income before cumulative effect of
  an accounting change..............       126       2,138       2,486       4,425        9,175
Net income..........................  $    126    $  2,138    $  1,246    $  4,649     $  8,159
                                      ========    ========    ========    ========     ========
Income per share before cumulative
  effect of an accounting change:
  Basic.............................  $    .01    $    .14    $    .16    $    .28     $    .58
                                      ========    ========    ========    ========     ========
  Diluted...........................  $    .01    $    .13    $    .15    $    .27     $    .56
                                      ========    ========    ========    ========     ========
Net income per share:
  Basic.............................  $    .01    $    .14    $    .08    $    .30     $    .52
                                      ========    ========    ========    ========     ========
  Diluted...........................  $    .01    $    .13    $    .08    $    .29     $    .50
                                      ========    ========    ========    ========     ========

---------------
(a) During the fourth quarter of fiscal 1998, the Company recorded a true-up of capitalized software costs, net of amortization of $1,722. After the related income tax impact, the aggregate impact on fourth quarter earnings was $1,119 or $.05 per share (diluted). The impact of such adjustment on the reported earnings during the first three quarters of fiscal 1998 was not material. In addition, during the fourth quarter the Company recorded a $1,637 gain on the sale of voting common stock of its Aironet subsidiary.

(b) The net income per share for the quarters does not equal net income per share for the year due to differentials in the impact of quarterly and annual weighted new stock issuances on the weighted average number of shares outstanding for each respective period.

                                                         QUARTER
                                      ---------------------------------------------
1998 (AS PREVIOUSLY REPORTED)          FIRST       SECOND      THIRD      FOURTH(a)    YEAR(b)
-----------------------------         --------    --------    --------    ---------    --------
Revenues............................  $104,913    $110,320    $117,307    $133,330     $465,870
Gross profit........................    41,226      43,708      48,576      55,206      188,716
Income before cumulative effect of
  an accounting change..............     1,594       2,388       4,357       8,108       16,447
Net Income..........................  $  1,594    $  2,388    $  3,117    $  8,108     $ 15,207
                                      ========    ========    ========    ========     ========
Income per share before cumulative
  effect of an accounting change:
  Basic.............................  $    .10    $    .15    $    .28    $    .52     $   1.04
  Diluted...........................  $    .10    $    .15    $    .27    $    .50     $   1.01
Net income per share:
  Basic.............................  $    .10    $    .15    $    .20    $    .52     $    .96
  Diluted...........................  $    .10    $    .15    $    .19    $    .50     $    .93

---------------
(a) Fourth quarter adjustments were not material to the quarterly results of operations.

(b) The net income per share for the quarters does not equal net income per share for the year due to differentials in the impact of quarterly and annual weighted new stock issuances on the weighted average number of shares outstanding for each respective period.

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 23 -- QUARTERLY DATA (UNAUDITED) (CONTINUED)
     The statement of operations for the three months ended June 30, 1997 has been restated to reflect additional provisions of $2,010 for the past due accounts receivable owed by the foreign distributor referenced above. The Company's operating results for the three months ended June 30, 1997 were reduced by $273 due to the net reversal of certain software license revenues, amortization of the underlying assets divested, accrued software royalties related to a previously divested software operation, and to defer recognition of such items until those transactions are settled in cash. Previously accrued professional fees were reduced by $178 during the three months ended June 30, 1997 to better reflect the Company's obligations as of the period's end. During the three months ended June 30, 1997, the Company also reduced its inventory reserves by $140 to better approximate the exposure related to on-hand inventories. An adjustment to increase the provisions related to certain of the Company's leased facilities by $110 was recorded during the three months ended June 30, 1997. Additionally, severance charges of $90 related to the accrual of costs for the Company's international operations for the three months ended June 30, 1997, have been expensed.

     The Company's operating results for the three months ended September 30, 1997, were reduced by $418 due to the net reversal of software license revenues, amortization of the underlying assets divested, accrued software royalties related to a previously divested software operation, and to defer recognition of such items until those transactions are settled in cash. Additionally, severance charges of $210 related to the accrual of costs for the Company's international operations for the three months ended September 30, 1997, have been expensed. The statement of operations for the three months ended September 30, 1997, were also restated to recognize, on a straight-line basis over the term of the lease, $359 in revenue and $199 in cost of sales related to a product sale that had been deferred in the fourth quarter of fiscal 1997.

     The statement of operations for the three months ended December 31, 1997, has been restated to reflect additional provisions of $650 for the past due accounts receivable owed by the foreign distributor referenced above. The Company's operating results for the three months ended December 31, 1997, were reduced by $534 due to the net reversal of certain software license revenues, amortization of the underlying assets divested, accrued software royalties accrued related to a previously divested software operation, and to defer recognition of such items until those transactions are settled in cash. Additionally, severance charges of $320 related to the accrual of costs for the Company's international operations for the three months ended December 31, 1997, have been expensed. The statement of operations for the three months ended December 31, 1997, were also restated to recognize, on a straight-line basis over the term of the lease, $359 in product revenue and $199 in product cost of sales related to a sale of the Company's product that had been deferred in the fourth quarter of fiscal 1997. The settlement of certain contingencies related to the divestiture of Itronix of $380 have been expensed during the three months ended December 31, 1997. The results for the three months ended December 31, 1997 have also been adjusted to reflect a $1,434 asset impairment of a note receivable due from the referenced foreign distributor.

     The statement of operations for the three months ended March 31, 1998, were restated to recognize, on a straight-line basis over the term of the lease, $359 in product revenue and $199 of product cost of sales related to a sale of the Company's product that had been deferred in the fourth quarter of fiscal 1997. The statement of operations has also been adjusted by $337 to reflect additional bad debt provisions for the past due accounts receivable owed by the foreign distributor referenced above. The Company's operating results for the three months ended March 31, 1998, were reduced by $543 due to the net reversal of certain software license revenues, amortization of the underlying assets divested, software royalties accrued related to a previously divested software operation, and to defer recognition of such items until those transactions are settled in cash. The Company has also recorded impairment charges aggregating $4,635 related to the uncollected notes receivable from the fiscal 1997 divestiture of certain retail software operations as well as an investment in that entity. Adjustment was made to reverse charges taken in fiscal 1998 totaling $642 for bad debt write-offs related to divested software accounts receivable (as these amounts have been adjusted in the restated fiscal 1997 results).

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 23 -- QUARTERLY DATA (UNAUDITED) (CONTINUED)
Adjustments have also been made to record charges of $730 related to the accrual of costs for the streamlining of the Company's international operations. An adjustment has been made to defer the gain of $900 related to the sale of the stock of Virtual Vision as all of the conditions of the sale were not satisfied prior to March 31, 1998. The Company also increased by $750 the amount of gain recorded relating to the sale of its investment in a start-up wireless technology entity related to amounts that were expensed in the restated fiscal 1997 results. Adjustments were recorded to increase inventory obsolescence reserves by $1,105 and to reverse a sale of $1,900 where inventory was staged at a Company location. As the sales and cost of sales on the staged transaction were approximately the same, there was no gross profit impact as the result of this adjustment.

                                                         QUARTER
                                      ---------------------------------------------
1997 (RESTATED)                        FIRST       SECOND      THIRD      FOURTH(a)    YEAR(b)
---------------                       --------    --------    --------    ---------    --------
Revenues............................  $111,981    $108,258    $123,375    $117,783     $461,397
Gross profit........................    35,494      34,301      33,848      47,644      151,287
Net (loss) income...................  $ (5,564)   $ (4,385)   $  3,295    $ (1,597)    $ (8,251)
                                      ========    ========    ========    ========     ========
Net (loss) income per share:
  Basic.............................  $   (.35)   $   (.27)   $    .20    $   (.10)    $   (.51)
                                      ========    ========    ========    ========     ========
  Diluted...........................  $   (.35)   $   (.27)   $    .20    $   (.10)    $   (.51)
                                      ========    ========    ========    ========     ========

---------------
(a) Fourth quarter adjustments were not material to the quarterly results of operations.

(b) The net income (loss) per share for the quarters does not equal net loss per share for the year due to differentials in the impact of quarterly and annual weighted new stock issuances on the weighted average number of shares outstanding for each respective period.

                                                         QUARTER
                                      ---------------------------------------------
1997 (AS PREVIOUSLY REPORTED)          FIRST       SECOND      THIRD      FOURTH(a)      YEAR
-----------------------------         --------    --------    --------    ---------    --------
Revenues............................  $112,383    $108,314    $123,575    $121,740     $466,012
Gross profit........................    35,510      34,335      33,963      48,332      152,140
Net (loss) income...................  $ (4,797)   $ (4,702)   $  2,135    $    305     $ (7,059)
                                      ========    ========    ========    ========     ========
Net (loss) income per share
  Basic.............................  $   (.30)   $   (.29)   $    .13    $    .02     $   (.44)
                                      ========    ========    ========    ========     ========
  Diluted...........................  $   (.30)   $   (.29)   $    .13    $    .02     $   (.44)
                                      ========    ========    ========    ========     ========

---------------
(a) Fourth quarter adjustments were not material to the quarterly results of operations.

     The Company's operating results for the three months ended June 30, 1996, were reduced by $642 to reflect additional bad debt provisions related to divested software accounts receivable. The Company's operating results for the three months ended June 30, 1996, were also reduced by $733 due to the net reversal of software license revenues, the amortization of the underlying assets divested related to a previously divested software operation, and to defer recognition until the transactions are settled in cash. In addition, items were recorded to decrease inventory obsolescence reserves by $490, decrease reserves for sales returns and allowances by $227, and accrue for customer disputes of $522.

     The Company's operating results for the three months ended September 30, 1996, were also reduced by $149 due to the net reversal of software license revenues, amortization of the underlying assets divested, accrued software royalties related to a previously divested software operation, and to defer recognition until the transactions are settled in cash. In addition, items were recorded during the three months ended September 30,

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 23 -- QUARTERLY DATA (UNAUDITED) (CONTINUED)
1996, to reverse an accrual for customer disputes of $522 and to decrease the reserve for sales returns and allowances by $115.

     The Company's operating results for the three months ended December 31, 1996, were also reduced by $114 due to the net reversal of software license revenues, amortization of the underlying assets divested, accrued software royalties related to a previously divested software operation, and to defer recognition until the transactions are settled in cash. Adjustments have also been made during the three months ended December 31, 1996, to reverse previously recorded charges of $2,650 related to the streamlining of the Company's international operations as the requirements for the accrual of severance costs had not been met. Additionally, $750 of amounts previously capitalized as product purchase advances have been expensed as research and development costs during the three months ended December 31, 1996, as the subject product purchases were not subsequently made.

     Product revenue of $3,142 and related cost of product sales of $1,696 associated with a sale of the Company's product subject to a lease have been deferred from the statement of operations for the three months ended March 31, 1997, and will be recognized over the term of the lease on a straight-line basis. The statement of operations has also been adjusted by $700 to reflect additional bad debt provisions for the past due accounts receivable owed by the foreign distributor referenced above. The Company's operating results for the three months ended March 31, 1997, were increased by $37 due to the net reversal of software license revenues, amortization of the underlying assets divested and software royalties accrued related to a previously divested software operation to defer recognition until the transactions are settled in cash. Adjustments have also been made to record charges of $1,300 related to the streamlining of the Company's international operations as such charges were incurred. In addition, adjustments were recorded to decrease inventory obsolescence reserves by $721, increase the accrual for professional fees by $178 and increase the general bad debt provision by $232.

                                                         QUARTER
                                      ----------------------------------------------
                                                                          FOURTH(a)      YEAR(b)
1996                                   FIRST       SECOND      THIRD      (RESTATED)    (RESTATED)
----                                  --------    --------    --------    ----------    ----------
Revenues............................  $103,541    $107,016    $131,030     $142,540      $484,127
Gross profit........................    43,127      45,516      52,491       54,367       195,501
Net income..........................  $  2,229    $  2,811    $  4,205     $  5,730      $ 14,975
                                      ========    ========    ========     ========      ========
Net (loss) income per share:
  Basic.............................  $    .14    $    .17    $    .27     $    .37      $    .94
                                      ========    ========    ========     ========      ========
  Diluted...........................  $    .14    $    .17    $    .26     $    .35      $    .91
                                      ========    ========    ========     ========      ========

---------------
(a) During the fourth quarter of fiscal 1996, the Company recorded capitalized software costs, net of amortization, aggregating $7,075. Offsetting the software capitalization were other unusual non-recurring adjustments aggregating $4,255. After the related income tax impact, the aggregate impact on fourth quarter earnings was $1,749 or $.11 per share (diluted).

    The impact of such quarterly adjustments on the reported earnings during the first three quarters of fiscal 1996 was not material.

    Also during the fourth quarter, the Company refined its estimates for inventory valuation based on previously unavailable information. As a result, the Company's inventory valuation reserves for both manufacturing and customer service inventories were reduced by $2,863. After the related income tax benefit, the impact on fourth quarter earnings was $1,775 or $.11 per share (diluted).

(b) The net income per share for the quarters does not equal net loss per share for the year due to differentials in the impact of quarterly and annual weighted new stock issuances on the weighted average number of shares outstanding for each respective period.

                      TELXON CORPORATION AND SUBSIDIARIES

NOTE 23 -- QUARTERLY DATA (UNAUDITED) (CONTINUED)

                                                         QUARTER
                                      ---------------------------------------------
1996 (AS PREVIOUSLY REPORTED)          FIRST       SECOND      THIRD      FOURTH(a)    YEAR(b)
-----------------------------         --------    --------    --------    ---------    --------
Revenues............................  $103,541    $107,016    $131,030    $144,882     $486,469
Gross profit........................    43,127      45,516      52,491      57,199      198,333
Net income..........................  $  2,229    $  2,811    $  4,205    $  7,276     $ 16,521
                                      ========    ========    ========    ========     ========
Net (loss) income per share:
  Basic.............................  $    .14    $    .17    $    .27    $    .47     $   1.04
                                      ========    ========    ========    ========     ========
  Diluted...........................  $    .14    $    .17    $    .26    $    .45     $   1.00
                                      ========    ========    ========    ========     ========

---------------
(a) During the fourth quarter of fiscal 1996, the Company recorded capitalized software costs, net of amortization, aggregating $7,075. Offsetting the software capitalization were other unusual non-recurring adjustments aggregating $4,255. After the related income tax impact, the aggregate impact on fourth quarter earnings was $1,749 or $.11 per share (diluted).

    The impact of such quarterly adjustments on the reported earnings during the first three quarters of fiscal 1996 was not material.

    Also during the fourth quarter, the Company refined its estimates for inventory valuation based on previously unavailable information. As a result, the Company's inventory valuation reserves for both manufacturing and customer service inventories were reduced by $2,863. After the related income tax benefit, the impact on fourth quarter earnings was $1,775 or $.11 per share (diluted).

(b) The net income per share for the quarters does not equal net loss per share for the year due to differentials in the impact of quarterly and annual weighted new stock issuances on the weighted average number of shares outstanding for each respective period.

     The consolidated statement of operations for the three months ended March 31, 1996, have been adjusted to eliminate the recording of $2,000 of product revenue related to the sale of retail software licenses to a third party for a secured promissory note. As there have been minimal collections on the note beyond the initial payment, the associated revenue has been reversed until such time as payment under such promissory note is reasonably assured. In addition, adjustments were recorded to increase inventory obsolescence reserves by $490 and increase sales returns and allowance reserves by $342.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     On July 19, 1999, the Company engaged Arthur Andersen LLP to audit the Company's consolidated financial statements for the fiscal year ending March 31, 2000, replacing PricewaterhouseCoopers LLP as the Company's principal accountant to audit its consolidated financial statements. The change in accountants has been previously reported by the Company in a Current Report on Form 8-K dated the date of the new engagement, which disclosures are omitted from this Annual Report on Form 10-K in reliance upon Instruction 1 to Item 304 of Regulation S-K and to which prior disclosures reference should be made for further information regarding the change in accountants. The dismissal of PricewaterhouseCoopers became effective upon the issuance of their audit report on the Company's consolidated financial statements for the fiscal year ended March 31, 1999 included in this Annual Report on Form 10-K.

                                    PART III

     To be provided by subsequent filing.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) List of documents filed as part of this Report:

          (1) Consolidated Financial Statements: Reference is made to the Index on page 42 of this Annual Report on Form 10-K.

          (2) Financial Statement Schedule: Reference is made to the Index on page 42 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements of the notes thereto.

          (3) Exhibits required by Item 601 of Regulation S-K:

 3.1 Restated Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit No. 2(b) to Registrant's Registration Statement on Form 8-A with respect to its Common Stock filed pursuant to Section 12(g) of the Securities Exchange Act, as amended by Amendment No. 1 thereto filed under cover of a Form 8 and Amendment No. 2 thereto filed on Form 8-A/A.
 3.2 Second Amended and Restated By-Laws of Registrant, filed herewith.
 4.1   Portions of the Restated Certificate of Incorporation of
       Registrant pertaining to the rights of holders of Registrant's Common Stock, par value $.01 per share, incorporated herein by reference to Exhibit No. 2(b) to Registrant's Registration Statement on Form 8-A with respect to its Common Stock filed pursuant to Section 12(g) of the Securities Exchange Act, as amended by Amendment No. 1 thereto filed under cover of a Form 8 and Amendment No. 2 thereto filed on Form 8-A/A.
 4.2 Text of form of Certificate for Registrant's Common Stock, par value $.01 per share, and description of graphic and image material appearing thereon, incorporated herein by reference to Exhibit 4.2 to Registrant's Form 10-Q for the quarter ended June 30, 1995.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (CONTINUED)

 4.3   Rights Agreement between Registrant and KeyBank National
       Association, as Rights Agent, dated as of August 25, 1987, as amended and restated as of July 31, 1996, incorporated herein by reference to Exhibit 4 to Registrant's Form 8-K dated August 5, 1996.
       4.3.1 Form of Rights Certificate (included as Exhibit A to the Rights Agreement included as Exhibit 4.3 above).
                 Until the Distribution Date (as defined in the Rights Agreement), the Rights Agreement provides that the common stock purchase rights created thereunder are evidenced by the certificates for Registrant's Common Stock (the text of which and description thereof is included as Exhibit 4.2 above, which stock certificates are deemed also to be certificates for such common stock purchase rights) and not by separate Rights Certificates;
                 as soon as practicable after the Distribution
                 Date, Rights Certificates will be mailed to each holder of Registrant's Common Stock as of the close of business on the Distribution Date.
       4.3.2     Letter agreement among Registrant, KeyBank
                 National Association and Harris Trust and Savings
                 Bank, dated June 11, 1997, with respect to the appointment of Harris Trust and Savings Bank as successor Rights Agent under the Rights Agreement included as Exhibit 4.3 above, incorporated herein by reference to Exhibit 4.3.2 to Registrant's Form
                 10-K for the year ended March 31, 1997.
 4.4   Indenture by and between Registrant and AmeriTrust Company
       National Association, as Trustee, dated as of June 1, 1987, regarding Registrant's 7 1/2% Convertible Subordinated
       Debentures Due 2012, incorporated herein by reference to
       Exhibit 4.2 to Registrant's Registration Statement on Form
       S-3, Registration No. 33-14348, filed May 18, 1987.
       4.4.1     Form of Registrant's 7 1/2% Convertible
                 Subordinated Debentures Due 2012 (set forth in the Indenture included as Exhibit 4.4 above).
 4.5   Indenture by and between Registrant and Bank One Trust
       Company, N.A., as Trustee, dated as of December 1, 1995, regarding Registrant's 5 3/4% Convertible Subordinated Notes due 2003, incorporated herein by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-3,
       Registration No. 333-1189, filed February 23, 1996.
       4.5.1     Form of Registrant's 5 3/4% Convertible
                 Subordinated Notes due 2003 issued under the Indenture included as Exhibit 4.5 above, incorporated herein by reference to Exhibit 4.2 to Registrant's
                 Registration Statement on Form S-3, Registration
                 No. 333-1189, filed February 23, 1996.
       4.5.2     Registration Rights Agreement by and among
                 Registrant and Hambrecht & Quist LLC and Prudential
                 Securities Incorporated, as the Initial Purchasers of Registrant's 5 3/4% Convertible Subordinated
                 Notes due 2003, with respect to the registration of said Notes under applicable securities laws, incorporated herein by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-3,
                 Registration No. 333-1189, filed February 23,
                 1996.

10.1   Compensation and Benefits Plans of Registrant.
       10.1.1   Amended and Restated Retirement and Uniform
                Matching Profit-Sharing Plan of Registrant, as amended, filed herewith.
       10.1.2 1990 Stock Option Plan for employees of Registrant, as amended, incorporated herein by reference to
                Exhibit 10.1.2 to Registrant's Form 10-Q for the quarter ended September 30, 1997.
       10.1.3 1990 Stock Option Plan for Non-Employee Directors of Registrant, as amended, incorporated herein by reference to Exhibit 10.1.3 to Registrant's Form 10-Q for the quarter ended September 30, 1998.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (CONTINUED)

       10.1.4   Non-Qualified Stock Option Agreement between
                Registrant and Raj Reddy, dated as of October 17, 1988, filed herewith.
       10.1.4.a Description of amendments extending the term of the Agreement included as Exhibit 10.1.4 above, incorporated herein by reference to Exhibit 10.1.4.a to Registrant's Form 10-Q for the quarter ended
                 September 30, 1998.
       10.1.5 1992 Restricted Stock Plan of Registrant, as amended, incorporated herein by reference to Exhibit 10.1.5 to Registrant's Form 10-Q for the quarter ended
                December 31, 1998.
       10.1.6 1995 Employee Stock Purchase Plan of Registrant, as amended, incorporated herein by reference to Exhibit 10.1.7 to Registrant's Form 10-Q for the quarter ended
                September 30, 1995.
       10.1.7 1996 Stock Option Plan for employees, directors and advisors of Aironet Wireless Communications, Inc., a subsidiary of Registrant, incorporated herein by reference to Exhibit 10.1.7 to Registrant's Form
                10-K for the year ended March 31, 1997.
       10.1.7.a Amended and Restated 1996 Stock Option Plan for employees, directors and advisors of Aironet Wireless
                 Communications, Inc., incorporated herein by reference to Exhibit 10.1.7.a to Registrant's Form
                 10-K for the year ended March 31, 1998.
       10.1.7.b  First Amendment to Amended and Restated 1996 Stock
                 Option Plan for employees, directors and advisors of Aironet Wireless Communications, Inc., filed herewith.
       10.1.8 1999 Stock Option Plan for Non-Employee Directors of Aironet Wireless Communications, Inc., filed herewith.
       10.1.9 Non-Competition Agreement by and between Registrant and Robert F. Meyerson, effective February 27, 1997, incorporated herein by reference to Exhibit 10.1.8 to Registrant's Form 10-K for the year ended March
                31, 1997.
       10.1.10  Form of Employment Agreement between Registrant and
                John W. Paxton, Sr., filed herewith.
       10.1.11  Employment Agreement between Registrant and Kenneth
                A. Cassady, effective as of June 7, 1999, filed herewith.
       10.1.12  Employment Agreement between Registrant and Woody
                M. McGee, effective as of June 1, 1999, filed herewith.
       10.1.13  Amended and Restated Employment Agreement between
                Registrant and James G. Cleveland, effective as of April 1,
                1997, incorporated herein by reference to Exhibit
                10.1.10 to Registrant's Form 10-K for the year ended March 31, 1998.
       10.1.14  Amended and Restated Employment Agreement between
                Registrant and Danny R. Wipff, effective as of April 1,
                1997, incorporated herein by reference to Exhibit
                10.1.14 to Registrant's Form 10-K for the year ended March 31, 1998.
       10.1.15 Description of Key Employee Retention Program, incorporated herein by reference to Exhibit 10.1.15 to Registrant's Form 10-K for the year ended March 31,
                1998.
       10.1.15.a  Form of letter agreement made with key employees selected under the retention program described in Exhibit
                  10.1.15 above, incorporated herein by reference to Exhibit 10.1.15.a to Registrant's Form 10-K for the year ended March 31, 1998.
       10.1.16  Employment Agreement, effective as of April 1,
                1997, between Registrant and Frank E. Brick, a former executive officer, incorporated herein by reference to Exhibit 10.1.9 to Registrant's Form 10-K for the year ended March 31, 1998.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (CONTINUED)

       10.1.17 Amended and Restated Employment Agreement, effective as of April 1, 1997, between Registrant and Kenneth W. Haver, a former executive officer, incorporated herein by reference to Exhibit 10.1.11 to Registrant's Form 10-K for the year ended March
                31, 1998.
       10.1.18 Amended and Restated Employment Agreement, effective as of April 1, 1997, between Registrant and David
                W. Porter, a former executive officer, incorporated herein by reference to Exhibit 10.1.13 to Registrant's Form 10-K for the year ended March 31,
                1998.
       10.1.19  Letter agreement of Registrant with Robert A.
                Goodman, dated as of December 29, 1997 and executed and delivered January 20, 1998, for continued consulting services following certain changes in his law practice, incorporated herein by reference to Exhibit 10.1.17 to Registrant's Form 10-K for the year ended March 31, 1998.
10.2   Material Leases of Registrant.
       10.2.1  Lease between Registrant and 3330 W. Market
               Properties, dated as of December 30, 1986, for premises at 3330 West Market Street, Akron, Ohio, filed herewith.
       10.2.2  Lease Agreement between The Woodlands Commercial
               Properties Company, L.P. and Registrant, made and entered into as of January 16, 1998, including Rider No. 1 thereto, for premises at 8302 New Trails Drive, The
               Woodlands, Texas, incorporated herein by reference to Exhibit 10.2.2 to Registrant's Form 10-K for the year ended March 31, 1998.
       10.2.3  Standard Office Lease (Modified Net Lease) between
               Registrant and John D. Dellagnese III, dated as of July 19,
               1995, for premises at 3875 Embassy Parkway, Bath,
               Ohio, including an Addendum thereto, incorporated herein by reference to Exhibit 10.2.4 to Registrant's Form 10-K for the year ended March 31,
               1996.
       10.2.3.a Second Addendum, dated as of October 5, 1995, to the Lease included as Exhibit 10.2.3 above, incorporated herein by reference to Exhibit 10.2.4.a to Registrant's Form 10-K for the year ended March
                 31, 1996.
       10.2.3.b  Third Addendum, dated as of March 1, 1996, to the
                 Lease included as Exhibit 10.2.3 above, incorporated herein by reference to Exhibit 10.2.4.b to Registrant's
                 Form 10-K for the year ended March 31, 1996.
       10.2.3.c Fourth Addendum, dated as of April 16, 1996, to the Lease included as Exhibit 10.2.3 above, incorporated herein by reference to Exhibit 10.2.2.c to Registrant's Form 10-Q for the quarter ended June
                 30, 1997.
       10.2.3.d  Fifth Addendum, dated as of June 24, 1997, to the
                 Lease included as Exhibit 10.2.3 above, incorporated herein by reference to Exhibit 10.2.2.d to Registrant's
                 Form 10-Q for the quarter ended June 30, 1997.
       10.2.3.e Sixth Addendum, dated as of March, 1998, to the Lease included as Exhibit 10.2.3 above, incorporated herein by reference to Exhibit 10.2.3.e to Registrant's
                 Form 10-Q for the quarter ended September 30, 1998.
       10.2.3.f Seventh Addendum, dated as of July 20, 1998, to the Lease included as Exhibit 10.2.3 above, incorporated herein by reference to Exhibit 10.2.3.f to Registrant's Form 10-Q for the quarter ended
                 September 30, 1998.
       10.2.3.g Eighth Addendum, dated as of September 8, 1998, to the Lease included as Exhibit 10.2.3 above, incorporated herein by reference to Exhibit 10.2.3.g to Registrant's Form 10-Q for the quarter ended
                 September 30, 1998.
       10.2.3.h Sublease Agreement, dated as of September 1, 1998, between Registrant and Aironet Wireless Communications, Inc.
                 for the premises subject to the Lease included as
                 Exhibit 10.2.3 above, as amended through the Eighth Addendum thereto included as Exhibit
                 10.2.3.g above, filed herewith.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (CONTINUED)

       10.2.3.i Renewal, dated June 16, 1999, with respect to the Sublease Agreement included as Exhibit 10.2.3.h above, filed herewith.
       10.2.4  Lease Contract between Desarrollos\Inmobiliarios
               Paso del Norte, S.A. de C.V. and Productos y Servicios de
               Telxon, S.A. de C.V., a subsidiary of Registrant, for premises in Ciudad Juarez, Chihuahua, Mexico, made and entered into as of April 10, 1997, incorporated herein by reference to Exhibit 10.2.4 to Registrant's Form 10-K for the year ended March
               31, 1998.
10.3   Credit Agreements of Registrant.
       10.3.1 Credit Agreement by and among Registrant, the lenders party thereto from time to time and The Bank of New York, as letter of credit issuer, swing line lender and agent for the lenders, dated as of March 8, 1996, incorporated herein by reference to Exhibit
               10.3.2 to Registrant's Form 10-K for the year ended
               March 31, 1996.
       10.3.1.a Amendment No. 1, dated as of August 6, 1996, to the Agreement included as Exhibit 10.3.1 above, incorporated herein by reference to Exhibit 10.3.2.a to Registrant's Form 8-K dated August 16, 1996.
       10.3.1.b Amendment No. 2, dated as of December 16, 1996, to the Agreement included as Exhibit 10.3.1 above, incorporated herein by reference to Exhibit 10.3.2.c to Registrant's Form 8-K dated December 16, 1996.
       10.3.1.c Amendment No. 3, dated as of December 12, 1997, to the Agreement included as Exhibit 10.3.1 above, included herein by reference to Exhibit 10.3.1.d to Registrant's Form 10-K for the year ended March
                 31, 1998.
       10.3.1.d  Waiver and Agreement, dated as of December 29,
                 1998, with respect to the Agreement included as Exhibit
                 10.3.1 above, incorporated herein by reference to
                 Exhibit 10.3.1.e to Registrant's Form 10-Q for the quarter ended December 31, 1998.
       10.3.1.e Waiver Extension and Agreement, dated as of February 12, 1999, with respect to the Agreement included as
                 Exhibit 10.3.1 above, incorporated herein by reference to Exhibit 10.3.1.f to Registrant's Form
                 10-Q for the quarter ended December 31, 1998.
       10.3.1.f  Second Waiver Extension Agreement and Amendment
                 No. 4, dated as of March 26, 1999, with respect to the Agreement included as Exhibit 10.3.1 above, incorporated herein by reference to Exhibit
                 10.3.1.a to Registrant's Form 8-K dated April 1,
                 1999.
       10.3.1.g Amended and Restated Security Agreement, dated as of March 26, 1999, by and among Registrant and The Bank of New York, as Agent for the Lenders from time to time party to the Agreement included as Exhibit
                 10.3.1 above, incorporated herein by reference to
                 Exhibit 10.3.1.b to Registrant's Form 8-K dated
                 April 1, 1999.
       10.3.1.h  Deed of Trust, Assignment of Leases and Rents,
                 Security Agreement, Fixture Filing and Financing Statement, dated as of March 26, 1999, by Registrant to First
                 American Title Insurance Company as Trustee for the benefit of The Bank of New York, as Agent for the Lenders from time to time party to the Agreement included as Exhibit 10.3.1 above, filed herewith.
       10.3.1.i Patent and Trademark Security Agreement, dated as of March 26, 1999, by Registrant and certain of its subsidiaries to The Bank of New York, as Agent for the benefit of the Lenders from time to time party to the Agreement included as Exhibit 10.3.1 above, filed herewith.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (CONTINUED)

       10.3.1.j  Pledge Agreement, dated as of March 26, 1999, by
                 Registrant to The Bank of New York, as Agent for the benefit of the Lenders from time to time party to the Agreement included as Exhibit 10.3.1 above, filed herewith.
       10.3.1.k  Third Waiver Extension Agreement and Amendment No.
                 5, dated as of June 29, 1999, with respect to the Agreement included as Exhibit 10.3.1 above, incorporated herein by reference to Exhibit 10.3.1.a to Registrant's Form 8-K dated July 1, 1999.
       10.3.2  Business Purpose Revolving Promissory Note (Swing
               Line) made by Registrant in favor of Bank One, NA , dated
               August 4, 1998 , incorporated herein by reference to
               Exhibit 10.3.4 to Registrant's Form 10-Q for the quarter ended June 30, 1998.
       10.3.2.a Consent, dated as of December 29, 1998, with respect to the Note included as Exhibit 10.3.2 above, incorporated herein by reference to Exhibit
                 10.3.4.a to Registrant's Form 10-Q for the quarter ended December 31, 1998.
       10.3.2.b Further Consent, dated as of February 12, 1999, with respect to the Note included as Exhibit 10.3.2 above, incorporated herein by reference to Exhibit
                 10.3.4.a to Registrant's Form 10-Q for the quarter ended December 31, 1998.
       10.3.2.c  Second Further Consent and Agreement, dated as of
                 March 26, 1999, with respect to the Note included as Exhibit
                 10.3.2 above, incorporated herein by reference to
                 Exhibit 10.3.4.c b to Registrant's Form 8-K dated
                 April 1, 1999.
       10.3.2.d Amended and Restated Security Agreement, dated as of March 26, 1999, by and among Registrant and Bank One, NA with respect to the Note included as Exhibit
                 10.3.2 above, filed herewith.
       10.3.2.e  Deed of Trust, Assignment of Leases and Rents,
                 Security Agreement, Fixture Filing and Financing Statement, dated as of March 26, 1999, by Registrant to First
                 American Title Insurance Company as Trustee for the benefit of Bank One, NA with respect to the
                 Note included as Exhibit 10.3.2 above, filed herewith.
       10.3.2.f Patent and Trademark Security Agreement, dated as of March 26, 1999, by Registrant and certain of its subsidiaries to Bank One, NA with respect to the
                 Note included as Exhibit 10.3.2 above, filed herewith.
       10.3.2.g  Third Further Consent and Note Modification
                 Agreement, dated as of June 29, 1999, with respect to the
                 Note included as Exhibit 10.3.2 above,
                 incorporated herein by reference to Exhibit
                 10.3.2.g b to Registrant's Form 8-K dated July 1,
                 1999.
10.4   Amended and Restated Agreement between Registrant and Symbol
       Technologies, Inc., dated as of September 30, 1992, incorporated herein by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended March 31, 1998.
10.5   License, Rights, and Supply Agreement between Aironet
       Wireless Communications, Inc., a subsidiary of Registrant, and Registrant, dated as of March 31, 1998, incorporated herein by reference to Exhibit 10.5 to Registrant's Form
       10-K for the year ended March 31, 1998.
       10.5.1  First Amendment, dated as of March 8, 1996, to the
       Agreement included as Exhibit 10.5 above, filed herewith.
10.6   Asset Purchase Agreement by and among Dynatech Corporation,
       IAQ Corporation, Registrant and Itronix Corporation, then a subsidiary of Registrant, dated as of December 28, 1996, incorporated herein by reference to Exhibit 2 to Registrant's Form 8-K dated December 31, 1996.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (CONTINUED)

10.7   Agreement of Purchase and Sale of Assets by and among Vision
       Newco, Inc., a subsidiary of Registrant, Virtual Vision,
       Inc., as debtor and debtor in possession, and the Official
       Unsecured Creditors' Committee, on behalf of the bankruptcy estate of Virtual Vision, dated as of July 13, 1995, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended June 30, 1995.
10.8   Stock Purchase Agreement by and among Registrant and FED
       Corporation, dated as of March 31, 1998, with respect to FED
       Corporation's purchase of all of the stock of Virtual
       Vision, Inc. (fka Vision Newco, Inc.), incorporated herein by reference to Exhibit 10.7 to Registrant's Form 10-K for the year ended March 31, 1998.
       10.8.1  Escrow Agreement by and among FED Corporation,
               Registrant and First Union National Bank, with respect to the transactions under the Stock Purchase Agreement included as Exhibit 10.7 above, incorporated herein by reference to Exhibit 10.7.1 to Registrant's Form
               10-K for the year ended March 31, 1998.
10.9   Subscription Agreement by and among New Meta Licensing
       Corporation, a subsidiary of Registrant, and certain officers of Registrant as Purchasers, dated as of September
       19, 1995, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended September
       30, 1995.
10.10  Amended and Restated Shareholder Agreement by and among
       Metanetics Corporation fka New Meta Licensing Corporation, and its Shareholders, including the officers of Registrant party to the Agreement included as Exhibit 10.8 above, dated as of March 28, 1996, incorporated herein by reference to
       Exhibit 10.9.3 to Registrant's Form 10-K for the year ended
       March 31, 1996.
       10.10.1  First Amendment, dated as of March 30, 1996, to the
                Agreement included as Exhibit 10.9 above, incorporated herein by reference to Exhibit 10.9.4 to Registrant's Form 10-K for the year ended March 31,
                1996.
10.11  Stock Purchase Agreement by and among Meta Holding
       Corporation, a subsidiary of Registrant, and certain officers of Registrant as Purchasers, dated as of March 30, 1996, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-K for the year ended March 31, 1997.
10.12  Stock Purchase Agreement by and between Metanetics
       Corporation, a subsidiary of Registrant fka New Meta
       Licensing Corporation, and Accipiter II, Inc., dated as of
       September 30, 1996, incorporated herein by reference to
       Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended
       September 30, 1996.
10.13  Stock Purchase Agreement by and between Registrant and
       Telantis Capital, Inc., dated as of March 31, 1997, incorporated herein by reference to Exhibit 10.10 to Registrant's Form 10-K for the year ended March 31, 1997.
10.14  Subscription Agreement by and among Aironet Wireless
       Communications, Inc., a subsidiary of Registrant, and the investors who executed the same, dated as of March 31, 1998, incorporated herein by reference to Exhibit 10.14 to Registrant's Form 10-K for the year ended March 31, 1998.
       10.14.1  Form of Warrant issued pursuant to the Subscription
                Agreement included as Exhibit 10.14 above, incorporated herein by reference to Exhibit 10.14.1 to Registrant's Form 10-K for the year ended March 31,
                1998.
       10.14.2  Stockholders Agreement by and among Aironet
                Wireless Communications, Inc. and its Stockholders party thereto, including Registrant and the investors party to the Subscription Agreement included as
                Exhibit 10.14 above, entered into as of March 31, 1998 in connection with the transactions under the Subscription Agreement, incorporated herein by reference to Exhibit 10.14.2 to Registrant's Form
                10-K for the year ended March 31, 1998.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (CONTINUED)

       10.14.3  Registration Rights Agreement by and among Aironet
                Wireless Communications, Inc. and certain of its security holders, including Registrant and the investors party to the Subscription Agreement included as
                Exhibit 10.14 above, entered into as of March 31, 1998 in connection with the transactions under the Subscription Agreement, incorporated herein by reference to Exhibit 10.14.3 to Registrant's Form
                10-K for the year ended March 31, 1998.
10.15  DFS Vendor Agreement between Registrant and Deutsche
       Financial Services Corporation, dated as of September 30,
       1998, incorporated herein by reference to Exhibit 10.15 to Registrant's Form 10-Q for the quarter ended December 31,
       1998.
21.    Subsidiaries of Registrant, filed herewith.
23.    Consent of PricewaterhouseCoopers LLP, filed herewith.
24.    Power of Attorney executed by the members of Registrant's
       Board of Directors, filed herewith.
27. Financial Data Schedule as of March 31, 1999, filed herewith.
27.1 Restated Financial Data Schedule as of March 31, 1998, filed herewith(1).
27.2 Restated Financial Data Schedule as of March 31, 1997, filed herewith(1).
27.3 Restated Financial Data Schedule as of March 31, 1996, filed herewith(1).

---------------
(1) Included for convenience of reference with respect to the identified prior period affected by the restatements of Registrant's financial statements described in its press releases of December 11, 1998, February 23, 1999 and/or June 16, 1999, each as filed under cover of a Current Report on Form 8-K dated the respective dates of the press releases. The restated financial results are reflected and discussed in the consolidated financial statements included in Part II, Item 8 hereof and notes 2 and 23 thereto in lieu of Registrant separately filing of amendments to its Form 10-K and 10-Q filings for the affected periods as originally contemplated by the referenced press releases.

     (b) Reports on Form 8-K

     During the last quarter of the period covered by this Annual Report on Form 10-K, Registrant filed the following Current Reports on Form 8-K: (1) Current Report dated January 27, 1999, attaching Registrant's press release of that date (the "January Release"), which announced that its financial results for the third quarter, ended December 31, 1998, of its 1999 fiscal year, and the restated results for the fiscal year 1999 second quarter, ended September 30, 1998, the need for which restatement was announced in Registrant's press release of December 11, 1998 (the "December Release") filed under cover of a Current Report on Form 8-K of that same date, had been rescheduled to mid-February pending the completion of a review of certain judgmental accounting matters with its outside auditors and also updated certain of the information contained in the December Release concerning Registrant's expectations for the fiscal 1999 third and fourth quarters and the full year, stating that revenues were expected to be under $100 million with less than targeted gross margins in the third quarter and below prior year levels for the full year, and that a loss was expected for the fourth quarter and the full year; (2) Current Report dated February 23, 1999, attaching Registrant's press release of that date (the "February Release"), which announced Registrant's financial results for the third quarter of fiscal 1999, and the nine month period, ended December 31, 1998, and that, having completed the review of certain judgmental accounting matters with Registrant's outside auditors previously reported in the January Release, Registrant will be restating its audited financial statements for fiscal years 1996, 1997 and 1998 and its unaudited interim financial statements for the first and second quarters of fiscal 1999 (the press release, as incorporated in the Form 8-K, includes comparative unaudited consolidated statements of operations for Registrant for its fiscal years ended March 31, 1996, 1997 and 1998 and first and second quarters ended June 10 and September 30, 1998 [including, as to the September 30 quarter, the effects of the restatement item announced in the December Release] as previously reported and as restated, as well as consolidated statements of operations for the quarterly and nine-month periods ended

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (CONTINUED)
December 31, 1998 and 1997 which give effect to those restatements); and (3) Current Report dated March 1, 1999, attaching Registrant's press release of that date (the "March Release"), which announced Registrant's consolidated balance sheet for the third quarter of fiscal 1999 ended December 31, 1998, which was not available at the time of the February Release due to the complexity of deriving it from the restated consolidated statements of operations included as attachments to the February Release (the press release, as incorporated in the Form 8-K, includes an unaudited consolidated balance sheet for the Registrant comparing its financial position at December 31, 1998 and, as restated to give effect to the restated consolidated statements of operations attached to the February Release, at the end of Registrant's prior fiscal year on March 31,
1998).

     Subsequent to the end of the period covered by this Annual Report on Form 10-K, Registrant filed the following Current Reports on Form 8-K: (i) Current Report dated April 1, 1999, attaching Registrant's press release of that date, announcing the extension of waivers under Registrant's revolving credit facility and separate business purpose revolving promissory note, effective through June 29, 1999, and certain related amendments to the underlying credit agreements, including the broadening of the lenders' collateral, as well as an approximately 4% reduction in Registrant's workforce; (ii) Current Report dated May 14, 1999, attaching the press release issued by Registrant's Aironet Wireless Communications, Inc. subsidiary on that date regarding the filing of a Registration Statement with the Securities and Exchange Commission for a contemplated initial public offering of Aironet common stock; (iii) Current Report dated June 16, 1999, attaching Registrant's press release of that date (the "June Release"), announcing a delay in the release of its financial results for the fourth quarter, ended March 31, 1999, of its 1999 fiscal year, that it expects a significant loss for the quarter, including adjustments for the "end-of-life" and discontinuation of certain products, a further restatement of the previously released results for its second fiscal quarter ended September 30, 1998 based on a year-end review by Registrant's outside auditors of a customer lease transaction and progress made by Registrant in the implementation of its new strategic plan; (iv) Current Report dated July 1, 1999, attaching Registrant's press release of that date, announcing the further extension of waivers under Registrant's revolving credit facility and separate business purpose revolving promissory note, effective through August 30, 1999, and certain related amendments to the underlying credit agreements as well as a delay in the filing of the Form 10-K for Registrant's fiscal year ended March 31, 1999 pending completion of the closing of the Registrant's fourth fiscal quarter and the annual audit of its fiscal 1999 financial statements; (v) Current Report dated July 14, 1999, which announced Registrant's financial results for the fourth quarter of fiscal 1999, and the fiscal year, ended March 31, 1999 (the press release, as incorporated in the Form 8-K, includes unaudited condensed consolidated balance sheets for the Registrant for March 31, 1999 and March 31, 1998 and unaudited condensed consolidated statements of operations for Registrant for the quarterly and twelve-month periods ended March 31, 1999 and March 31, 1998, which financial statements give effect to the restatements previously discussed in the Registrant's February, March and June Releases referenced above in this Item 14(b)); and (vi) Current Report dated July 19, 1999, reporting the Company's engagement of Arthur Andersen LLP to audit the Company's consolidated financial statements for the fiscal year ending March 31, 2000 and the dismissal of PricewaterhouseCoopers LLP as the principal accountant to audit the Company's consolidated financial statements effective upon the completion of the audit of the Company's consolidated financial statements for the fiscal year ended March 31, 1999 and the issuance of their report thereon.

                      TELXON CORPORATION AND SUBSIDIARIES

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

DOLLARS IN THOUSANDS

                                                                ADDITIONS
                                                 BALANCE AT     CHARGED TO                  BALANCE AT
                                                BEGINNING OF    COSTS AND                     END OF
DESCRIPTION                                        PERIOD        EXPENSES     DEDUCTIONS      PERIOD
-----------                                     ------------    ----------    ----------    ----------
Valuation account for accounts receivable:
  Year ended March 31, 1999:                      $ 4,749        $ 7,752      $ 1,432(a)     $11,069
  Year ended March 31, 1998(e):                   $ 2,528        $ 3,038      $   817(a)     $ 4,749
  Year ended March 31, 1997(e):                   $ 1,731        $ 1,310      $   513(a)     $ 2,528
Valuation account for sales returns and
  allowances:
  Year ended March 31, 1999:                      $ 3,270        $54,000      $42,243(b)     $15,027
  Year ended March 31, 1998(e):                   $ 4,762        $13,310      $14,802(b)     $ 3,270
  Year ended March 31, 1997(e):                   $ 1,931        $24,404      $21,573(b)     $ 4,762
Valuation account for inventory:
  Year ended March 31, 1999:                      $11,709        $37,430      $20,293(c)     $28,846
  Year ended March 31, 1998(e):                   $15,262        $ 4,999      $ 8,552(c)     $11,709
  Year ended March 31, 1997(e):                   $10,553        $10,310      $ 5,601(c)     $15,262
Valuation account for warranty costs:
  Year ended March 31, 1999:                      $   926        $ 3,067      $ 2,388(d)     $ 1,605
  Year ended March 31, 1998(e):                   $   468        $ 1,772      $ 1,314(d)     $   926
  Year ended March 31, 1997(e):                   $    --        $ 1,088      $   620(d)     $   468

---------------
(a) Doubtful accounts charged off, net of recoveries

(b) Sales return credits issued

(c) Write off of excess and/or obsolete material

(d) Lapse of warranty coverage

(e) Restated

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELXON CORPORATION

Date:  August 6, 1999                     By: /s/      JOHN W. PAXTON
                                            ------------------------------------
                                                  John W. Paxton, Chairman
                                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This report may be signed in multiple counterparts, all of which taken together shall constitute a single document.


                /s/ JOHN W. PAXTON                      Chairman and Chief Executive     August 6, 1999
---------------------------------------------------     Officer (principal executive
                  John W. Paxton                                  officer)

                /s/ WOODY M. MCGEE                   Vice President and Chief Financial  August 6, 1999
---------------------------------------------------     Officer (principal financial
                  Woody M. McGee                                  officer)

                 /s/ GARY L. GRAND                    Corporate Controller (principal    August 6, 1999
---------------------------------------------------         accounting officer)
                   Gary L. Grand

* DR. RAJ REDDY                                                   Director               August 6, 1999
---------------------------------------------------
Dr. Raj Reddy

* JOHN H. CRIBB                                        Vice Chairman of the Board and    August 6, 1999
---------------------------------------------------               Director
John H. Cribb

* ROBERT A. GOODMAN                                               Director               August 6, 1999
---------------------------------------------------
Robert A. Goodman

* NORTON W. ROSE                                                  Director               August 6, 1999
---------------------------------------------------
Norton W. Rose

* RICHARD J. BOGOMOLNY                                            Director               August 6, 1999
---------------------------------------------------
Richard J. Bogomolny

* JONATHAN R. MACEY                                               Director               August 6, 1999
---------------------------------------------------
Jonathan R. Macey

     * The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Power of Attorney filed with the Securities and Exchange Commission as Exhibit 24 hereto on behalf of the Directors named therein unless otherwise indicated by manual signature on this Annual Report on Form 10-K.

Date:  August 6, 1999                     By: /s/       WOODY M. MCGEE
                                              ----------------------------------
                                              Woody M. McGee, Attorney-in-fact

                               TELXON CORPORATION

                                    EXHIBITS

                                       TO

                                   FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                               INDEX TO EXHIBITS

WHERE
FILED
-----
*         3.1   Restated Certificate of Incorporation of Registrant,
                incorporated herein by reference to Exhibit No. 2(b) to
                Registrant's Registration Statement on Form 8-A with respect to its Common Stock filed pursuant to Section 12(g) of the
                Securities Exchange Act, as amended by Amendment No. 1
                thereto filed under cover of a Form 8 and Amendment No. 2
                thereto filed on Form 8-A/A.
**        3.2   Second Amended and Restated By-Laws of Registrant, filed
                herewith.
*         4.1   Portions of the Restated Certificate of Incorporation of
                Registrant pertaining to the rights of holders of
                Registrant's Common Stock, par value $.01 per share,
                incorporated herein by reference to Exhibit No. 2(b) to
                Registrant's Registration Statement on Form 8-A with respect to its Common Stock filed pursuant to Section 12(g) of the
                Securities Exchange Act, as amended by Amendment No. 1
                thereto filed under cover of a Form 8 and Amendment No. 2
                thereto filed on Form 8-A/A.
*         4.2   Text of form of Certificate for Registrant's Common Stock, par value $.01 per share, and description of graphic and
                image material appearing thereon, incorporated herein by
                reference to Exhibit 4.2 to Registrant's Form 10-Q for the quarter ended June 30, 1995.
*         4.3   Rights Agreement between Registrant and KeyBank National
                Association, as Rights Agent, dated as of August 25, 1987, as amended and restated as of July 31, 1996, incorporated
                herein by reference to Exhibit 4 to Registrant's Form 8-K
                dated August 5, 1996.
*               4.3.1  Form of Rights Certificate (included as Exhibit A to the Rights Agreement included as Exhibit 4.3 above).
                       Until the Distribution Date (as defined in the Rights
                       Agreement), the Rights Agreement provides that the
                       common stock purchase rights created thereunder are
                       evidenced by the certificates for Registrant's Common
                       Stock (the text of which and description thereof is
                       included as Exhibit 4.2 above, which stock
                       certificates are deemed also to be certificates for
                       such common stock purchase rights) and not by
                       separate Rights Certificates; as soon as practicable
                       after the Distribution Date, Rights Certificates will
                       be mailed to each holder of Registrant's Common Stock
                       as of the close of business on the Distribution Date.
*               4.3.2  Letter agreement among Registrant, KeyBank National
                       Association and Harris Trust and Savings Bank, dated June
                       11, 1997, with respect to the appointment of Harris
                       Trust and Savings Bank as successor Rights Agent
                       under the Rights Agreement included as Exhibit 4.3
                       above, incorporated herein by reference to Exhibit
                       4.3.2 to Registrant's Form 10-K for the year ended
                       March 31, 1997.
*         4.4   Indenture by and between Registrant and AmeriTrust Company
                National Association, as Trustee, dated as of June 1, 1987, regarding Registrant's 7 1/2% Convertible Subordinated
                Debentures Due 2012, incorporated herein by reference to
                Exhibit 4.2 to Registrant's Registration Statement on Form
                S-3, Registration No. 33-14348, filed May 18, 1987.
*               4.4.1  Form of Registrant's 7 1/2% Convertible Subordinated
                       Debentures Due 2012 (set forth in the Indenture included
                       as Exhibit 4.4 above).
*         4.5   Indenture by and between Registrant and Bank One Trust
                Company, N.A., as Trustee, dated as of December 1, 1995,
                regarding Registrant's 5 3/4% Convertible Subordinated Notes due 2003, incorporated herein by reference to Exhibit 4.1 to
                Registrant's Registration Statement on Form S-3, 4
                Registration No. 333-1189, filed February 23, 1996.
*               4.5.1  Form of Registrant's 5 3/4% Convertible Subordinated
                       Notes due 2003 issued under the Indenture included as
                       Exhibit 4.5 above, incorporated herein by reference
                       to Exhibit 4.2 to Registrant's Registration Statement
                       on Form S-3, Registration No. 333-1189, filed
                       February 23, 1996.

WHERE
FILED
-----
*               4.5.2  Registration Rights Agreement by and among Registrant and Hambrecht & Quist LLC and Prudential Securities
                       Incorporated, as the Initial Purchasers of
                       Registrant's 5 3/4% Convertible Subordinated Notes
                       due 2003, with respect to the registration of said
                       Notes under applicable securities laws, incorporated
                       herein by reference to Exhibit 4.3 to Registrant's
                       Registration Statement on Form S-3, Registration No.
                       333-1189, filed February 23, 1996.
         10.1   Compensation and Benefits Plans of Registrant.
**              10.1.1  Amended and Restated Retirement and Uniform Matching
                        Profit-Sharing Plan of Registrant, as amended, filed
                        herewith.
*               10.1.2  1990 Stock Option Plan for employees of Registrant, as amended, incorporated herein by reference to Exhibit
                        10.1.2 to Registrant's Form 10-Q for the quarter
                        ended September 30, 1997.
*               10.1.3  1990 Stock Option Plan for Non-Employee Directors of
                        Registrant, as amended, incorporated herein by reference
                        to Exhibit 10.1.3 to Registrant's Form 10-Q for the
                        quarter ended September 30, 1998.
**              10.1.4  Non-Qualified Stock Option Agreement between
                        Registrant and Raj Reddy, dated as of October 17, 1988,
                        filed herewith.
*               10.1.4.a  Description of amendments extending the term of
                          the Agreement included as Exhibit 10.1.4 above,
                          incorporated herein by reference to Exhibit 10.1.4.a
                          to Registrant's Form 10-Q for the quarter ended
                          September 30, 1998.
*               10.1.5  1992 Restricted Stock Plan of Registrant, as
                        amended, incorporated herein by reference to Exhibit
                        10.1.5 to Registrant's Form 10-Q for the quarter ended
                        December 31, 1998.
*               10.1.6  1995 Employee Stock Purchase Plan of Registrant, as
                        amended, incorporated herein by reference to Exhibit
                        10.1.7 to Registrant's Form 10-Q for the quarter ended
                        September 30, 1995.
*               10.1.7  1996 Stock Option Plan for employees, directors and advisors of Aironet Wireless Communications, Inc., a
                        subsidiary of Registrant, incorporated herein by
                        reference to Exhibit 10.1.7 to Registrant's Form
                        10-K for the year ended March 31, 1997.
*               10.1.7.a  Amended and Restated 1996 Stock Option Plan for
                          employees, directors and advisors of Aironet Wireless
                          Communications, Inc., incorporated herein by
                          reference to Exhibit 10.1.7.a to Registrant's Form
                          10-K for the year ended March 31, 1998.
**              10.1.7.b  First Amendment to Amended and Restated 1996 Stock
                          Option Plan for employees, directors and advisors of
                          Aironet Wireless Communications, Inc., filed herewith.
**              10.1.8  1999 Stock Option Plan for Non-Employee Directors of
                        Aironet Wireless Communications, Inc., filed herewith.
*               10.1.9  Non-Competition Agreement by and between Registrant and Robert F. Meyerson, effective February 27, 1997,
                        incorporated herein by reference to Exhibit 10.1.8
                        to Registrant's Form 10-K for the year ended March
                        31, 1997.
**              10.1.10  Form of Employment Agreement between Registrant and
                         John W. Paxton, Sr., filed herewith.
**              10.1.11  Employment Agreement between Registrant and Kenneth
                         A. Cassady, effective as of June 7, 1999, filed
                         herewith.

WHERE
FILED
-----
**              10.1.12  Employment Agreement between Registrant and Woody
                         M. McGee, effective as of June 1, 1999, filed herewith.
*               10.1.13  Amended and Restated Employment Agreement between
                         Registrant and James G. Cleveland, effective as of
                         April 1, 1997, incorporated herein by reference to
                         Exhibit 10.1.10 to Registrant's Form 10-K for the year
                         ended March 31, 1998.
*               10.1.14  Amended and Restated Employment Agreement between
                         Registrant and Danny R. Wipff, effective as of April 1,
                         1997, incorporated herein by reference to Exhibit
                         10.1.14 to Registrant's Form 10-K for the year
                         ended March 31, 1998.
*               10.1.15  Description of Key Employee Retention Program,
                         incorporated herein by reference to Exhibit 10.1.15 to
                         Registrant's Form 10-K for the year ended March 31,
                         1998.
*               10.1.15.a  Form of letter agreement made with key employees selected under the retention program described in
                           Exhibit 10.1.15 above, incorporated herein by
                           reference to Exhibit 10.1.15.a to Registrant's Form
                           10-K for the year ended March 31, 1998.
*               10.1.16  Employment Agreement, effective as of April 1,
                         1997, between Registrant and Frank E. Brick, a former
                         executive officer, incorporated herein by reference
                         to Exhibit 10.1.9 to Registrant's Form 10-K for the
                         year ended March 31, 1998.
*               10.1.17  Amended and Restated Employment Agreement,
                         effective as of April 1, 1997, between Registrant and
                         Kenneth W. Haver, a former executive officer,
                         incorporated herein by reference to Exhibit 10.1.11
                         to Registrant's Form 10-K for the year ended March
                         31, 1998.
*               10.1.18  Amended and Restated Employment Agreement,
                         effective as of April 1, 1997, between Registrant and
                         David W. Porter, a former executive officer,
                         incorporated herein by reference to Exhibit 10.1.13 to
                         Registrant's Form 10-K for the year ended March 31,
                         1998.
*               10.1.19  Letter agreement of Registrant with Robert A.
                         Goodman, dated as of December 29, 1997 and executed and
                         delivered January 20, 1998, for continued
                         consulting services following certain changes in
                         his law practice, incorporated herein by reference
                         to Exhibit 10.1.17 to Registrant's Form 10-K for
                         the year ended March 31, 1998.
         10.2   Material Leases of Registrant.
**              10.2.1  Lease between Registrant and 3330 W. Market
                        Properties, dated as of December 30, 1986, for premises
                        at 3330 West Market Street, Akron, Ohio, filed
                        herewith.
*               10.2.2  Lease Agreement between The Woodlands Commercial
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

WHERE
FILED
-----
*               10.2.3  Standard Office Lease (Modified Net Lease) between
                        Registrant and John D. Dellagnese III, dated as of July
                        19, 1995, for premises at 3875 Embassy Parkway, Bath,
                        Ohio, including an Addendum thereto, incorporated
                        herein by reference to Exhibit 10.2.4 to
                        Registrant's Form 10-K for the year ended March 31,
                        1996.
*               10.2.3.a  Second Addendum, dated as of October 5, 1995, to the Lease included as Exhibit 10.2.3 above,
                          incorporated herein by reference to Exhibit 10.2.4.a
                          to Registrant's Form 10-K for the year ended March
                          31, 1996.
*               10.2.3.b  Third Addendum, dated as of March 1, 1996, to the
                          Lease included as Exhibit 10.2.3 above, incorporated
                          herein by reference to Exhibit 10.2.4.b to
                          Registrant's Form 10-K for the year ended March 31,
                          1996.
*               10.2.3.c  Fourth Addendum, dated as of April 16, 1996, to
                          the Lease included as Exhibit 10.2.3 above,
                          incorporated herein by reference to Exhibit 10.2.2.c
                          to Registrant's Form 10-Q for the quarter ended June
                          30, 1997.
*               10.2.3.d  Fifth Addendum, dated as of June 24, 1997, to the
                          Lease included as Exhibit 10.2.3 above, incorporated
                          herein by reference to Exhibit 10.2.2.d to
                          Registrant's Form 10-Q for the quarter ended June 30,
                          1997.
*               10.2.3.e  Sixth Addendum, dated as of March, 1998, to the
                          Lease included as Exhibit 10.2.3 above, incorporated
                          herein by reference to Exhibit 10.2.3.e to
                          Registrant's Form 10-Q for the quarter ended September
                          30, 1998.
*               10.2.3.f  Seventh Addendum, dated as of July 20, 1998, to
                          the Lease included as Exhibit 10.2.3 above,
                          incorporated herein by reference to Exhibit 10.2.3.f
                          to Registrant's Form 10-Q for the quarter ended
                          September 30, 1998.
*               10.2.3.g  Eighth Addendum, dated as of September 8, 1998, to the Lease included as Exhibit 10.2.3 above,
                          incorporated herein by reference to Exhibit 10.2.3.g
                          to Registrant's Form 10-Q for the quarter ended
                          September 30, 1998.
**              10.2.3.h  Sublease Agreement, dated as of September 1, 1998, between Registrant and Aironet Wireless
                          Communications, Inc. for the premises subject to the
                          Lease included as Exhibit 10.2.3 above, as amended
                          through the Eighth Addendum thereto included as
                          Exhibit 10.2.3.g above, filed herewith.
**              10.2.3.i  Renewal, dated June 16, 1999, with respect to the
                          Sublease Agreement included as Exhibit 10.2.3.h above,
                          filed herewith.
*               10.2.4  Lease Contract between Desarrollos\Inmobiliarios
                        Paso del Norte, S.A. de C.V. and Productos y Servicios
                        de Telxon, S.A. de C.V., a subsidiary of Registrant,
                        for premises in Ciudad Juarez, Chihuahua, Mexico,
                        made and entered into as of April 10, 1997,
                        incorporated herein by reference to Exhibit 10.2.4
                        to Registrant's Form 10-K for the year ended March
                        31, 1998.
         10.3   Credit Agreements of Registrant.
*               10.3.1  Credit Agreement by and among Registrant, the
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

WHERE
FILED
-----
*               10.3.1.a  Amendment No. 1, dated as of August 6, 1996, to
                          the Agreement included as Exhibit 10.3.1 above,
                          incorporated herein by reference to Exhibit 10.3.2.a
                          to Registrant's Form 8-K dated August 16, 1996.
*               10.3.1.b  Amendment No. 2, dated as of December 16, 1996, to the Agreement included as Exhibit 10.3.1 above,
                          incorporated herein by reference to Exhibit 10.3.2.c
                          to Registrant's Form 8-K dated December 16, 1996.
*               10.3.1.c  Amendment No. 3, dated as of December 12, 1997, to the Agreement included as Exhibit 10.3.1 above,
                          included herein by reference to Exhibit 10.3.1.d to
                          Registrant's Form 10-K for the year ended March
                          31, 1998.
*               10.3.1.d  Waiver and Agreement, dated as of December 29,
                          1998, with respect to the Agreement included as
                          Exhibit 10.3.1 above, incorporated herein by reference
                          to Exhibit 10.3.1.e to Registrant's Form 10-Q for the
                          quarter ended December 31, 1998.
*               10.3.1.e  Waiver Extension and Agreement, dated as of
                          February 12, 1999, with respect to the Agreement
                          included as Exhibit 10.3.1 above, incorporated herein
                          by reference to Exhibit 10.3.1.f to Registrant's Form
                          10-Q for the quarter ended December 31, 1998.
*               10.3.1.f  Second Waiver Extension Agreement and Amendment
                          No. 4, dated as of March 26, 1999, with respect to the
                          Agreement included as Exhibit 10.3.1 above,
                          incorporated herein by reference to Exhibit
                          10.3.1.a to Registrant's Form 8-K dated April 1,
                          1999.
*               10.3.1.g  Amended and Restated Security Agreement, dated as of March 26, 1999, by and among Registrant and The
                          Bank of New York, as Agent for the Lenders from time
                          to time party to the Agreement included as Exhibit
                          10.3.1 above, incorporated herein by reference to
                          Exhibit 10.3.1.b to Registrant's Form 8-K dated
                          April 1, 1999.
**              10.3.1.h  Deed of Trust, Assignment of Leases and Rents,
                          Security Agreement, Fixture Filing and Financing
                          Statement, dated as of March 26, 1999, by Registrant
                          to First American Title Insurance Company as Trustee
                          for the benefit of The Bank of New York, as Agent for
                          the Lenders from time to time party to the
                          Agreement included as Exhibit 10.3.1 above, filed
                          herewith.
**              10.3.1.i  Patent and Trademark Security Agreement, dated as of March 26, 1999, by Registrant and certain of its
                          subsidiaries to The Bank of New York, as Agent for
                          the benefit of the Lenders from time to time party
                          to the Agreement included as Exhibit 10.3.1 above,
                          filed herewith.
**              10.3.1.j  Pledge Agreement, dated as of March 26, 1999, by
                          Registrant to The Bank of New York, as Agent for the
                          benefit of the Lenders from time to time party to the
                          Agreement included as Exhibit 10.3.1 above, filed
                          herewith.
*               10.3.1.k  Third Waiver Extension Agreement and Amendment No.
                          5, dated as of June 29, 1999, with respect to the
                          Agreement included as Exhibit 10.3.1 above,
                          incorporated herein by reference to Exhibit 10.3.1.a
                          to Registrant's Form 8-K dated July 1, 1999.

WHERE
FILED
-----
*               10.3.2  Business Purpose Revolving Promissory Note (Swing
                        Line) made by Registrant in favor of Bank One, NA ,
                        dated August 4, 1998, incorporated herein by reference
                        to Exhibit 10.3.4 to Registrant's Form 10-Q for the
                        quarter ended June 30, 1998.
*               10.3.2.a  Consent, dated as of December 29, 1998, with
                          respect to the Note included as Exhibit 10.3.2 above,
                          incorporated herein by reference to Exhibit
                          10.3.4.a to Registrant's Form 10-Q for the quarter
                          ended December 31, 1998.
*               10.3.2.b  Further Consent, dated as of February 12, 1999,
                          with respect to the Note included as Exhibit 10.3.2
                          above, incorporated herein by reference to Exhibit
                          10.3.4.a to Registrant's Form 10-Q for the quarter
                          ended December 31, 1998.
*               10.3.2.c  Second Further Consent and Agreement, dated as of
                          March 26, 1999, with respect to the Note included as
                          Exhibit 10.3.2 above, incorporated herein by reference
                          to Exhibit 10.3.4.c b to Registrant's Form 8-K dated
                          April 1, 1999.
**              10.3.2.d  Amended and Restated Security Agreement, dated as of March 26, 1999, by and among Registrant and Bank
                          One, NA with respect to the Note included as Exhibit
                          10.3.2 above, filed herewith.
**              10.3.2.e  Deed of Trust, Assignment of Leases and Rents,
                          Security Agreement, Fixture Filing and Financing
                          Statement, dated as of March 26, 1999, by Registrant
                          to First American Title Insurance Company as Trustee
                          for the benefit of Bank One, NA with respect to the
                          Note included as Exhibit 10.3.2 above, filed
                          herewith.
**              10.3.2.f  Patent and Trademark Security Agreement, dated as of March 26, 1999, by Registrant and certain of its
                          subsidiaries to Bank One, NA with respect to the
                          Note included as Exhibit 10.3.2 above, filed
                          herewith.
*               10.3.2.g  Third Further Consent and Note Modification
                          Agreement, dated as of June 29, 1999, with respect to
                          the Note included as Exhibit 10.3.2 above,
                          incorporated herein by reference to Exhibit
                          10.3.2.g b to Registrant's Form 8-K dated July 1,
                          1999.
*        10.4   Amended and Restated Agreement between Registrant and Symbol
                Technologies, Inc., dated as of September 30, 1992,
                incorporated herein by reference to Exhibit 10.4 to
                Registrant's Form 10-K for the year ended March 31, 1998.
*        10.5   License, Rights, and Supply Agreement between Aironet
                Wireless Communications, Inc., a subsidiary of Registrant, and Registrant, dated as of March 31, 1998, incorporated
                herein by reference to Exhibit 10.5 to Registrant's Form
                10-K for the year ended March 31, 1998.
**              10.5.1  First Amendment, dated as of March 8, 1996, to the
                        Agreement included as Exhibit 10.5 above, filed
                        herewith.
*        10.6   Asset Purchase Agreement by and among Dynatech Corporation,
                IAQ Corporation, Registrant and Itronix Corporation, then a subsidiary of Registrant, dated as of December 28, 1996,
                incorporated herein by reference to Exhibit 2 to
                Registrant's Form 8-K dated December 31, 1996.
*        10.7   Agreement of Purchase and Sale of Assets by and among Vision
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

WHERE
FILED
-----
*        10.8   Stock Purchase Agreement by and among Registrant and FED
                Corporation, dated as of March 31, 1998, with respect to FED
                Corporation's purchase of all of the stock of Virtual
                Vision, Inc. (fka Vision Newco, Inc.), incorporated herein by reference to Exhibit 10.7 to Registrant's Form 10-K for the year ended March 31, 1998.
*               10.8.1  Escrow Agreement by and among FED Corporation,
                        Registrant and First Union National Bank, with respect
                        to the transactions under the Stock Purchase Agreement
                        included as Exhibit 10.7 above, incorporated herein
                        by reference to Exhibit 10.7.1 to Registrant's Form
                        10-K for the year ended March 31, 1998.
*        10.9   Subscription Agreement by and among New Meta Licensing
                Corporation, a subsidiary of Registrant, and certain
                officers of Registrant as Purchasers, dated as of September
                19, 1995, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended September
                30, 1995.
*        10.10  Amended and Restated Shareholder Agreement by and among
                Metanetics Corporation fka New Meta Licensing Corporation,
                and its Shareholders, including the officers of Registrant party to the Agreement included as Exhibit 10.8 above, dated as of March 28, 1996, incorporated herein by reference to
                Exhibit 10.9.3 to Registrant's Form 10-K for the year ended
                March 31, 1996.
*               10.10.1  First Amendment, dated as of March 30, 1996, to the
                         Agreement included as Exhibit 10.9 above, incorporated
                         herein by reference to Exhibit 10.9.4 to
                         Registrant's Form 10-K for the year ended March 31,
                         1996.
*        10.11  Stock Purchase Agreement by and among Meta Holding
                Corporation, a subsidiary of Registrant, and certain
                officers of Registrant as Purchasers, dated as of March 30,
                1996, incorporated herein by reference to Exhibit 10.8 to
                Registrant's Form 10-K for the year ended March 31, 1997.
*        10.12  Stock Purchase Agreement by and between Metanetics
                Corporation, a subsidiary of Registrant fka New Meta
                Licensing Corporation, and Accipiter II, Inc., dated as of
                September 30, 1996, incorporated herein by reference to
                Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended
                September 30, 1996.
*        10.13  Stock Purchase Agreement by and between Registrant and
                Telantis Capital, Inc., dated as of March 31, 1997,
                incorporated herein by reference to Exhibit 10.10 to
                Registrant's Form 10-K for the year ended March 31, 1997.
*        10.14  Subscription Agreement by and among Aironet Wireless
                Communications, Inc., a subsidiary of Registrant, and the
                investors who executed the same, dated as of March 31, 1998, incorporated herein by reference to Exhibit 10.14 to
                Registrant's Form 10-K for the year ended March 31, 1998.
*               10.14.1  Form of Warrant issued pursuant to the Subscription
                         Agreement included as Exhibit 10.14 above, incorporated
                         herein by reference to Exhibit 10.14.1 to
                         Registrant's Form 10-K for the year ended March 31,
                         1998.
*               10.14.2  Stockholders Agreement by and among Aironet
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

WHERE
FILED
-----
*               10.14.3  Registration Rights Agreement by and among Aironet
                         Wireless Communications, Inc. and certain of its
                         security holders, including Registrant and the
                         investors party to the Subscription Agreement included
                         as Exhibit 10.14 above, entered into as of March 31,
                         1998 in connection with the transactions under the
                         Subscription Agreement, incorporated herein by
                         reference to Exhibit 10.14.3 to Registrant's Form
                         10-K for the year ended March 31, 1998.
*        10.15  DFS Vendor Agreement between Registrant and Deutsche
                Financial Services Corporation, dated as of September 30,
                1998, incorporated herein by reference to Exhibit 10.15 to
                Registrant's Form 10-Q for the quarter ended December 31,
                1998.
**       21.    Subsidiaries of Registrant, filed herewith.
**       23.    Consent of PricewaterhouseCoopers LLP, filed herewith.
**       24.    Power of Attorney executed by the members of Registrant's
                Board of Directors, filed herewith.
**       27.    Financial Data Schedule as of March 31, 1999, filed
                herewith.
**       27.1   Restated Financial Data Schedule as of March 31, 1998, filed herewith(1).
**       27.2   Restated Financial Data Schedule as of March 31, 1997, filed herewith(1).
**       27.3   Restated Financial Data Schedule as of March 31, 1996, filed herewith(1).

---------------
 * Previously filed

** Filed herewith

(1) Included for convenience of reference with respect to the identified prior period affected by the restatements of Registrant's financial statements described in its press releases of December 11, 1998, February 23, 1999 and/or June 16, 1999, each as filed under cover of a Current Report on Form 8-K dated the respective dates of the press releases. The restated financial results are reflected and discussed in the consolidated financial statements included in Part II, Item 8 hereof and notes 2 and 23 thereto in lieu of Registrant separately filing of amendments to its Form 10-K and 10-Q filings for the affected periods as originally contemplated by the referenced press releases.