Form 10-K/A
period 1999-03-31
TELXON CORP
filed 1999-08-11
CIK 352495

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Amendment No. 1 on Form 10-K/A supplements the registrant's Form 10-K as originally filed on August 10, 1999 (the "Original Filing") by the registrant, Telxon Corporation ("Telxon" or the "Company"), with respect to its fiscal year ended March 31, 1999 ("Fiscal 1999") to add the information required by Part III and in Part IV to add exhibits 10.1.20 and 10.1.21 and correct one of the cross references to the notes to the consolidated financial statements in footnote (1) to the listing of and index to exhibits.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            DIRECTOR AND EXECUTIVE OFFICER BIOGRAPHICAL INFORMATION

     For certain information relating to the Company's executive officers, see
Item X included in Part I of the Form 10-K as originally filed, which information is incorporated in this Item 10 by this reference.

     Included among the executive officers about whom information is included in
Part I, Item X is John W. Paxton, Sr., who also serves as a director of the Company; the information there set fort about them in incorporated in this Item 10 by this reference. The remaining directors of the Company and corresponding information about them are as follows:

          Richard J. Bogomolny, age 64, retired as Chairman of the Board and Chief Executive Officer of First National Supermarkets, Inc., in January 1992, positions which he held since June 1975. From May 1992 through May 1998, Mr. Bogomolny was a member of the Supervisory Board (board of directors) of Royal Ahold n.v., the Netherlands' largest food retailer with operations also in the United States (Stop-N-Shop Cos. New England, Finast, BI-LO, Giant, Tops and Edwards), South America, Portugal, Spain, China, Thailand and the Czech Republic. For ten years prior to his retirement he was a board member of the Food Marketing Institute, the industry's international trade association. Mr. Bogomolny has been a director of the Company since August 1995, his current term expires at the 2001 Annual Meeting of stockholders.

          John H. Cribb, age 66, retired from active employment with the Company as Chairman, Telxon International in December 1996, as which he had served since January 1995. From January 1993 to January 1995 he served the Company as President, International, and from January 1990 to January 1993, as Senior Vice President, International Operations. Mr. Cribb was a Vice President of the Company and Managing Director of Telxon Limited, the Company's United Kingdom subsidiary, from 1982 to 1990. He has been a director and Vice Chairman of the Board of the Company since January 1995, his current term expires at the 2001 Annual Meeting of stockholders.

          Robert A. Goodman, age 64, has been the Company's General Counsel since 1979 and Secretary since 1983. He has been senior partner of Goodman Weiss Miller LLP, a Cleveland, Ohio law firm, since 1986. Mr. Goodman has been a director of the Company since October 1991. His current term expires at the 2000 Annual Meeting of stockholders.

          Jonathan R. Macey, age 43, is the J. DuPratt White Professor of Law and the Director of the John M. Olin Program in Law and Economics at Cornell Law School, specializing in corporation law, comparative corporate governance, banking and corporate finance. From late 1993 through mid-1994, Professor Macey was a Research Fellow in Turin, Italy. Prior to that, he was a visiting law professor at the Stockholm School of Economics. From 1990 to 1991, Professor Macey was a Professor of Law at the University of Chicago, and from 1987 to 1990 he was a Professor of Law at Cornell University. Mr. Macey has been a director of the Company since November 1998, and his current term expires at the 1999 Annual Meeting of stockholders.

          Raj Reddy, age 62, has been Dean of the School of Computer Science, and Herbert A. Simon University Professor, at Carnegie Mellon University since July 1992. Since 1984 he had held the rank of University Professor and for eleven years prior to that time held the rank of Professor of Computer Science. He has been the Director of The Robotics Institute at Carnegie Mellon since 1980. He also serves as a consultant in the area of computer science, robotics and related disciplines. Dr. Reddy has been a director of the Company since April 1987 and served as Chairman of the Board of Directors from February 1997 to March 1999. His current term expires at the 2000 Annual Meeting of stockholders.

          Norton W. Rose, age 70, has been President and principal/owner of Norton W. Rose & Co., Cleveland, Ohio (consulting firm) since August 1990 and has headed the Beachwood, Ohio office of Kenzer Corporation (executive search firm) since July 1997. He was Executive Vice President of Creative Art Activities, Inc. (craft kit manufacturer) from January 1994 to June 1997 and Chairman of the Board of Premier Travel (formerly Prescott Travel) from July 1991 until it was acquired by Travel One in January 1997. Mr. Rose has been a director of the Company since October 1990, and his current term expires at the 1999 Annual Meeting of stockholders.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers and directors with respect to Fiscal 1999 were complied with, except that each of directors John H. Cribb and Robert A. Goodman were late in filing a transaction report for a market purchase of Company stock option by his wife, as to which each disclaims beneficial ownership. The Company does not believe it had any greater than ten percent beneficial owners at any time during Fiscal 1999 based on its records and because it has not received copies of, and is not otherwise aware of, any filings by any such beneficial owner with the SEC under
Section 13 or 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

                       COMPENSATION OF EXECUTIVE OFFICERS

     The following table shows all annual, long-term and other compensation for services rendered to the Company in all capacities paid or awarded during each of its three most recently completed fiscal years to each person who served as the Company's chief executive officer during any portion of Fiscal 1999, to the Company's two other executive officers serving at fiscal year end and to the two former executive officers of the Company who, but for the fact that they were not serving as such at fiscal year end, would have been included among the four Company executive officers other than the chief executive officer who received the highest combined salary and bonus compensation during Fiscal 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG TERM
                                                                                          COMPENSATION
                                                         ANNUAL COMPENSATION                 AWARDS
                                                    -----------------------------    ----------------------
                                                                           OTHER     RESTRICTED                   ALL
                                                                          ANNUAL       STOCK        STOCK        OTHER
                 NAME AND                                                 COMPEN-      AWARDS      OPTIONS      COMPEN-
          PRINCIPAL POSITION(1)             YEAR    SALARY      BONUS     SATION        ($)        (SHARES)    SATION(2)
          ---------------------             ----    -------    -------    -------    ----------    --------    ---------
John W. Paxton, Sr........................  1999     27,692(3)       0         0         0         700,000!(4)         0
  Chairman of the Board and
  Chief Executive Officer
Dan R. Wipff..............................  1999    275,000          0         0         0          20,000*        5,000
  President and Chief Executive             1998    275,000    100,000         0         0               0         4,125
  Officer, Telxon Products                  1997    275,000     70,000         0         0          10,000!        5,375
  Division, and during March 1999,
  Telxon interim president and
  chief executive officer

                                                                                           LONG TERM
                                                                                          COMPENSATION
                                                         ANNUAL COMPENSATION                 AWARDS
                                                    -----------------------------    ----------------------
                                                                           OTHER     RESTRICTED                   ALL
                                                                          ANNUAL       STOCK        STOCK        OTHER
                 NAME AND                                                 COMPEN-      AWARDS      OPTIONS      COMPEN-
          PRINCIPAL POSITION(1)             YEAR    SALARY      BONUS     SATION        ($)        (SHARES)    SATION(2)
          ---------------------             ----    -------    -------    -------    ----------    --------    ---------
Frank E. Brick............................  1999    750,006      1,800(5)      0         0          70,000*    1,513,160(6)
  President from June 1996 to March 1999    1998    750,006    250,000    17,272(7)      0               0         7,187(8)
  and Chief Executive Officer from          1997(9) 421,154    500,000         0         0         500,000!        8,288
  February 1997 to March 1999
James G. Cleveland........................  1999    333,655          0         0         0          40,000*        5,000
  Executive Vice President, Americas        1998    275,000    200,000         0         0               0         3,173
                                            1997    250,000    150,000         0         0          80,000!        6,615
Gerald J. Gabriel.........................  1999    200,000          0     5,781(7)      0(10)       7,500*        5,000
  Senior Vice President,
  Financial Operations, and from
  March 1999 to May 1999,
  interim chief financial officer
David D. Loadman..........................  1999    225,000          0     3,327(7)      0(11)           0       235,431(12)
  Senior Vice President,                    1998    225,000    125,000    30,865(7)      0               0         3,470
  Global Product and                        1997    200,000    175,000         0         0          75,000!        5,688
  Systems Development, and                                                                          60,000*
  Chief Technical Officer from
  September 1996 to January 1999
Kenneth W. Haver..........................  1999    200,000          0         0         0(13)      50,000*      210,431(14)
  Senior Vice President, Finance            1998    200,000    150,000         0         0          25,000!        2,308
  and Administration, and                   1997    200,000    250,000         0         0          50,000!        7,192
  Chief Financial Officer from
  March 1995 to March 1999

---------------

   ! Option for the purchase of the indicated number of shares of Telxon Common
     Stock granted to the named executive officer pursuant to the Telxon Corporation 1990 Stock Option Plan for employees (the "Employee Option Plan"), except that 400,000 of the stock options to Mr. Paxton were granted outside the Employee Option Plan as part of an inducement essential to his entering into an employment agreement to join the Company as its new President, Chairman of the Board and Chief Executive Officer.

  * Option for the purchase of the indicated number of shares of common stock of Aironet Wireless Communications, Inc. ("Aironet", a majority-owned subsidiary of the Company until the initial public offering of Aironet common stock on July 30, 1999, which reduced the Company's interest in Aironet to 39%) at an exercise price of, in the case of the fiscal 1996 grant, $1.86 per share, and in the case of the fiscal 1999 grants, $3.50 per share, under the Aironet 1996 Stock Option Plan for employees, directors and advisors (as amended through March 31, 1998, the "Aironet Option Plan"), granted by Aironet to each of the named executive officers as an advisor to Aironet. See the table of Option Grants in Fiscal 1999 below for further information regarding each option granted during Fiscal 1999.

 (1) Except as otherwise indicated by limiting dates, each of the named executive officers presently holds the position(s) indicated.

 (2) Except as otherwise footnoted, the amounts shown are matching contributions made by the Company under its Retirement and Uniform Matching Profit Sharing (401(k)) Plan ("401(k) Matching Contribution").

 (3) The amount shown is the portion of his annual salary which accrued during the portion of Fiscal 1999 after he joined the Company on March 22, 1999.

 (4) In addition to these stock options granted to Mr. Paxton as further described in the table of Option Grants in Fiscal 1999 below, the Company agreed to sell to Mr. Paxton, as part of an inducement essential to his entering into an employment agreement to join the Company, and Mr. Paxton agreed to purchase, 300,000 shares of Company Common Stock at a price of $8.719 per share (equal to the closing sale price for the Common Stock as reported on The Nasdaq National Market tier of the Nasdaq Stock Market (the "Nasdaq NNM") for the last trading day prior to his entering into the Company's employ); under the terms of his employment agreement, Mr. Paxton must complete the stock purchase by March 22, 2000.

 (5) Bonus under the Company's patent award program for its employees generally.

 (6) In addition to a $5,000 401(k) Matching Contribution, includes accruals for severance benefits of $1,500,013 in respect of salary continuation and $8,147 in respect of medical insurance.

 (7) The amount shown was paid in reimbursement of expenses incurred in connection with the executive officer's consideration of and/or ultimate relocation.

 (8) In addition to a $2,596 401(k) Matching Contribution, includes $4,591 representing the premiums that would have had to be paid in order to provide Mr. Brick with a term life equivalent of the death benefit payable to his estate under the "split-dollar" universal insurance arrangement maintained during his employ under the terms of his employment agreement.

 (9) Mr. Brick became the Company's Chief Executive Officer on February 26, 1997, having been the Company's President and Chief Operating Officer since June 1996 and served the Company in other executive capacities prior thereto. The amounts shown in the Summary Compensation Table reflect all compensation paid to Mr. Brick in all capacities in respect of the fiscal year ended March 31, 1997.

(10) At March 31, 1999, the final 1,000 of the 5,000 Shares awarded to Mr. Gabriel in July 1994 under the Company's 1992 Restricted Stock Plan (as amended, the "Restricted Stock Plan") remained unvested (but have since vested) and 1,600 of the 2,000 shares awarded to him in October 1997 under the Restricted Stock Plan also remained unvested, which unvested Shares had a value, based on the closing sale price per Share as reported on the Nasdaq NNM for March 31, 1999, of $24,539.

(11) At March 31, 1999, the final 1,000 of the 5,000 Shares awarded to Mr. Loadman in July 1994 under the Restricted Stock Plan remained unvested (which have since been forfeited in connection with the termination of his employment), which unvested Shares had a value, based on the closing sale price per Share as reported on the Nasdaq NNM for March 31, 1999, of $9,438.

(12) In addition to a $5,000 401(k) Matching Contribution, includes accruals for severance benefits of $225,000 in respect of salary continuation and $5,431 in respect of medical insurance.

(13) At March 31, 1999, the final 1,000 of the 5,000 Shares awarded to Mr. Haver in July 1994 under the Restricted Stock Plan remained unvested (but have since been forfeited by reason of the termination of his employment), which unvested Shares had a value, based on the closing sale price per Share as reported on the Nasdaq NNM for March 31, 1999, of $9,438.

(14) In addition to a $5,000 401(k) Matching Contribution, includes accruals for severance benefits of $200,000 in respect to salary continuation and $5,431 in respect of medical insurance.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

     The Company has finalized the definitive employment agreement for Mr. Paxton to serve as Chairman of the Board of Directors and Chief Executive Officer of the Company through March 31, 2002 at a base salary of $800,000 per year. In addition, Mr. Paxton's employment agreement provides for annual bonus compensation of up to $600,000 per year if he meets or exceeds the annual goals to be agreed upon between him and the Company's Board of Directors, components of which shall include operating earnings, backlog, revenue, inventory, quality control and cash flow. The employment agreement also provides for his purchase of 300,000 shares of the Company's common stock ("Shares" or "Common Stock") by March 22, 2000 and stock options for an aggregate of 700,000 Shares listed in the Summary Compensation Table above and the table of Option Grants in Fiscal 1999 below and further described in the footnotes thereto, each of such stock purchase and option rights being at the $8.719 closing price for the Common Stock on the last trading day prior to the commencement of his employment. These stock purchase and option rights were an essential inducement to Mr. Paxton's agreement to enter the Company's employ. The employment agreement also obligates the Company to pay his transitional living expenses (housing, ground and air transportation), "grossed-up" for taxes, through March 31, 2000.

     If Mr. Paxton's employment is terminated by the Company for other than "cause" (defined in his employment agreement as behavior of Employee which is adverse to the Company's interests, including dishonesty, grossly negligent misconduct, willful misconduct, disloyalty, acts of bad faith, neglect of duty or material breach of the employment agreement or of any other Company agreement with him or Company policy applicable to its employees generally), his employment agreement obligates the Company to pay a severance benefit to him at a rate equal to his base salary for the greater of 24 months or the remaining term of the agreement, as well as his basic medical insurance premiums for 18 months. A resignation by Mr. Paxton following the Company's assignment of him to serve in any capacity other than his current offices or to perform tasks inconsistent with such positions will be deemed a termination by the Company without "cause" entitling him to the foregoing severance and insurance. Mr. Paxton is also entitled to the severance benefit if his employment agreement expires without renewal or extension. If any of the foregoing employment terminations occurs after a "change in control" of the Company of a nature which the Company would be required to report in its filings with the SEC (including, without limitation, (a) the acquisition by any person, entity or group of beneficial ownership of 15% or more of the combined voting power of the Company's securities in the election of directors, (b) liquidation of all or substantially all of the Company's assets or a merger, consolidation or reorganization in which neither the Company nor any entity in which the Company's stockholders own at least 50% of the voting power is the surviving entity, and (c) the current directors of the Company, or persons approved by them to succeed them (such current and successor directors constituting "Continuing Directors"), ceasing to constitute at least a majority of the Board), the severance benefit payable to Mr. Paxton is increased to an amount equal to 2.99 times his base salary and, to the extent that such payment and/or any other payments which he has the right to receive from the Company would constitute, alone or in the aggregate, an "excess parachute payment" under
Section 280G of the Internal Revenue Code, payment by the Company of any excise tax imposed on such payments and any taxes due as the result of the Company's payment of such excise tax and other taxes, as well as the acceleration of the vesting of all then outstanding stock option grants and the ability to exercise all of his stock options for their full original terms. In the event of a Change in Control, Mr. Paxton has the right to elect to terminate his employment within 30 days of such event without regard to his reason therefor or within two years of the Change in Control if he has "Good Reason" (defined to include a reduction in his salary or benefits from pre-change in control levels or a requirement that he relocate from, or be based anywhere other than, the metropolitan area where his office is located prior to the change in control) to resign; upon any such election, Mr. Paxton is entitled to receive the increased severance and insurance benefits. If his employment is terminated by the Company within two years after a Change in Control, Mr. Paxton is entitled, until replacement benefits may be provided by a successor employer, to up to two years of continued employee welfare benefits.

     Mr. Wipff has an employment agreement with the Company for a term ending March 31, 2000, at a base salary of $275,000 per year. His employment agreement further provides for bonus compensation for each fiscal year during the term as determined by the Board of Directors in its discretion based upon the recommendation of the Chief Executive Officer or such other supervising officer as the Chief Executive Officer shall designate (the "Supervising Officer"). Mr. Wipff or his estate is entitled under the employment agreement to the same disability and death benefits as are extended by the Company to its executive employees generally, and he is also entitled to severance benefits of twelve months base salary and, until replacement benefits may be provided by a successor employer, up to twelve months of continued employee welfare benefits in the event that his employment is terminated by the Company for other than "cause".

     Mr. Cleveland has an employment agreement with the Company for a term ending March 31, 2000, at a base salary of $275,000 per year. His employment agreement further provides for bonus compensation for each fiscal year during the term as determined by the Board of Directors in its discretion based upon the recommendation of the Supervising Officer. Mr. Cleveland or his estate is entitled under the employment agreement to the same disability and death benefits as are extended by the Company to its executive employees generally, and he is also entitled to severance benefits of twelve months base salary and, until replacement benefits may be provided by a successor employer, up to twelve months of continued employee welfare benefits in the event that his employment is terminated by the Company for other than "cause".

     Mr. Gabriel has an employment agreement with the Company for a term ending March 31, 2000, at a base salary of $200,000 per year. His employment agreement further provides for bonus compensation for each fiscal year during the term as determined by the Board of Directors in its discretion based upon the recommendation of the Supervising Officer. Mr. Gabriel or his estate is entitled under the employment agreement to the same disability and death benefits as are extended by the Company to its executive employees generally, and he is also entitled to severance benefits of twelve months base salary and, until replacement benefits may be provided by a successor employer, up to twelve months of continued employee welfare benefits in the event that his employment is terminated by the Company for other than "cause".

     In February 1998, the Company entered into letter agreements with each of its then executive officers (other than Mr. Brick, with respect to whom the subject matter was already addressed in his employment agreement) and other key Company officers, including Messrs. Wipff, Cleveland, Gabriel, Loadman and Haver, providing for certain severance benefits in the event such officer's employment with the Company is terminated under certain circumstances within two years after a "change in control" of the Company. If the officer's employment is terminated by the Company or its successor other than for "cause", disability or at retirement age or by the officer for "good reason", the officer is entitled to a lump sum payment equal to two times his annual salary as in effect prior to the change in control, continued benefits under all insured and self-insured welfare benefit plans in effect prior to the employment termination date for a period of two years or until such earlier date as the officer receives equivalent benefits from a new employer or reaches retirement age (in which case the terms of any retirement plan shall apply), and to the extent that such payment and/or any other payments which he has the right to receive from the Company would constitute, alone or in the aggregate, an "excess parachute payment" under Section 280G of the Internal Revenue Code, payment by the Company of any excise tax imposed on such payments and any taxes due as the result of the Company's payment of such excise tax and other taxes. "Good reason" will exist for an officer to terminate his own employment without losing his entitlement to such benefits if, without the officer's prior written consent, his job status, positions or responsibilities are reduced or otherwise inconsistent with those prior to the change in control, his salary or benefits are reduced from pre-change in control levels or he is required to relocate from, or be based anywhere other than, the metropolitan area where his office is located prior to the change in control. The events constituting a "change in control" following which the letter agreement's severance provisions apply are events of a nature which the Company would be required to report in its filings with the SEC, including, without limitation, (a) the acquisition by any person, entity or group of beneficial ownership of 15% or more of the combined voting power of the Company's securities in the election of directors, (b) liquidation of all or substantially all of the Company's assets or a merger, consolidation or reorganization in which neither the Company nor any entity in which the Company's stockholders own at least 50% of the voting power is the surviving entity, and (c) the current directors of the Company, or persons approved by them to succeed them, ceasing to constitute at least a majority of the Board; provided that any of the foregoing events shall not constitute a "change in control" if the officer or a group of which he is a part acquires, directly or indirectly, 15% or more of the combined voting power of the Company's securities.

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

     Under the terms of his employment agreement with the Company, in the event, as has occurred, that Mr. Brick's employment is terminated by the Company for other than "cause" (as defined in his employment agreement), the Company is obligated to pay a severance benefit to him at a rate equal to his base salary for the greater of 24 months or the remaining term of the agreement, as well as his basic medical insurance premiums for 18 months. as well as the acceleration of the vesting of all then outstanding stock option grants and restricted stock awards and the ability to exercise all of his stock options for their full original terms. Similarly, upon the termination of their employment by the Company for other than "cause", Messrs. Loadman and Haver are entitled under their employment agreements to twelve months base salary and, until replacement benefits may be provided by a successor employer, up to twelve months of continued employee welfare benefits in the event that his employment is terminated by the Company for other than "cause". Notwithstanding the generally applicable limitations on the post-employment termination exercise of stock options discussed in the preceding paragraph, pursuant to the terms of Mr. Brick's employment agreement, all of his options to purchase Telxon Common Stock became fully vested upon the termination of his employment for other than "cause" and will remain exercisable for their full original terms.

EMPLOYEE STOCK OPTIONS

     The following tables provide information with respect to options granted to, and exercises by, the persons indicated during Fiscal 1999 and the value of unexercised options held by such persons at the end of Fiscal 1999.

                          OPTION GRANTS IN FISCAL 1999

                                           INDIVIDUAL GRANTS
                               ------------------------------------------
                                             PERCENT OF
                                               TOTAL
                                              OPTIONS
                                              GRANTED
                                                 TO
                                             EMPLOYEES                                        GRANT
                                OPTIONS          IN           EXERCISE                         DATE
                                GRANTED        FISCAL          PRICE         EXPIRATION      PRESENT
            NAME                (SHARES)      1999(1)      (PER SHARE)(2)       DATE          VALUE
            ----               ----------    ----------    --------------    ----------    ------------
John W. Paxton, Sr...........  300,000!(3)       40%           $8.719         03/22/07     $1,322,730(4)
                               400,000!(5)       54%           $8.719         03/22/07     $1,628,000(6)
Dan R. Wipff.................   20,000*(7)        4%           $3.500         03/30/08     $   37,788(8)
Frank E. Brick...............   70,000*(7)       14%           $3.500         03/30/08     $  132,258(8)
James G. Cleveland...........   40,000*(7)        8%           $3.500         03/30/08     $   75,576(8)
Gerald J. Gabriel............    7,500*(7)        2%           $3.500         03/30/08     $   14,171(8)
David D. Loadman.............          --        --                --               --               --
Kenneth W. Haver.............   50,000*(7)       10%           $3.500         03/30/08     $   94,470(8)

---------------

  ! Option for the purchase of the indicated number of shares of Telxon Common
    Stock.

 * Option for the purchase of the indicated number of shares of Aironet common stock of at an exercise price of $3.50 per share, under the Aironet Option Plan, granted by Aironet to each of the named executive officers as an advisor to Aironet.

(1) The options for the purchase of Aironet stock shown in the table were granted as part of a pool of options Plan to purchase an aggregate of 300,000 shares of Aironet common stock approved by the Aironet Board of Directors under the Aironet Option Plan on March 30, 1998 to, and to be allocated among, Telxon employees serving as advisors to Aironet, as designated by Telxon's Chief Executive Officer. In April 1998, the pool was fully allocated, based on a review of the designated recipients and the allocation among them by the Compensation Committee of Telxon's Board of Directors. Though the allocation of the option pool among the Telxon employees was not finalized until Fiscal 1999, the percentage stated in the table represents that which the respective grant bears to the total number of options granted through the pool to Telxon officers and employees and to all other Aironet employees, directors and advisors under the Aironet Option Plan during Fiscal 1998, when the size of the pool was fixed.

(2) In the case of options for the purchase of Telxon Common Stock, the exercise price shown is equal to the closing sale price for the Common Stock as reported on the Nasdaq NNM for the last trading day prior to the grant date. In the case of options for the purchase of Aironet stock, the exercise price shown is equal to the negotiated arm's-length price per share paid by third party investors purchasing a minority position in Aironet common stock in a private placement contemporaneous with the grant of the options.

(3) Granted pursuant to the Employee Option Plan on March 22, 1999. Becomes exercisable as to one-third of the underlying shares on a cumulative basis on each of the first three anniversaries of the grant date.

(4) Present value of the option as of the date of grant, calculated using the Black-Scholes option valuation model under the following assumptions: (a) based upon the Company's review of historical data concerning the exercise by employees of options for Shares granted under the Company's stock option plans and survey data concerning the experience of other companies, an executive may typically be expected to hold an option with a stated term of eight years for five years prior to exercise; (b) a stock price volatility of 51.57% (based on the changes in the market price for Shares over the five fiscal year period ended March 31, 1999, the length of which period corresponds to the expected holding period assumed in (a) above); (c) a risk-free interest rate of 5.29% (based on the published yield as of the grant date of Treasury securities at "constant maturity" as interpolated by the U.S. Treasury for a five-year maturity, corresponding to the assumed holding period); and (d) a continuation of the $0.01 per Share annual dividend historically paid by the Company, representing a dividend yield of 0.069%.

(5) Granted outside the Employee Option Plan on March 22, 1997 as part of an inducement essential to Mr. Paxton's entering into an employment agreement to join the Company as its new President, Chairman of the Board and Chief Executive Officer. As originally granted, became exercisable upon the attainment of a trading price for the Common Stock of, as to 200,000 of the Shares, $14 per Share; as to the next 100,000 of the Shares, $22 per Share; and as to the remaining 100,000 Shares, $27 per Share. In connection with the finalization of the definitive terms of Mr. Paxton's employment agreement, the option terms were amended to provide for vesting on the sixth anniversary of the grant date, subject to the acceleration thereof upon the attainment of an "Average Trading Price" for the Common Stock (the average of the closing price per Share as reported on the Nasdaq NNM (or such other securities exchange, market or trading system which is then the principal place or manner for trading in the Common Stock) for any period of ten (10) consecutive days of trading on such securities market) equal to the respective price performance targets set forth above.

(6) Present value of the option as of the date of its grant, calculated using a path dependent valuation model under the following assumptions: (a) a stock price volatility of 53.13%; (b) a risk-free interest rate of 5.25%; and (c) a continuation of the $0.01 per Share annual dividend historically paid by the Company, representing a dividend yield of 0.069%. The expected term for the options is determined by the path dependent model.

(7) As originally granted, each option vested as to one-third of the underlying shares on a cumulative basis on each of March 30, 1999, 2000 and 2001, becoming exercisable upon, but only after, (i) an underwritten registered public offering by Aironet of its common stock at a price of at least $8 per share netting proceeds of at least $8 million to Aironet ("IPO") or (ii) a "change in control" of Aironet (for the definition of such an event for purposes of the Aironet Option Plan and a description of certain other effects of such an event, see the discussion under "Employment Agreements and Termination of Employment Arrangements" above), and expire March 30, 2008, subject to earlier termination in the event the grantee ceases to serve as an advisor to Aironet. By action of the Aironet Board of Directors in March 1999, the Aironet Option Plan was amended to make all vested options granted thereunder exercisable on the earlier of the occurrence of the IPO or "change in control" events discussed above or March 31, 2001, and the vesting of the pool options was accelerated in full. As a result of Aironet's July 30, 1999 initial public offering, the pool options are now fully exercisable.

(8) Although at the time of the granting and allocation of the pool grants described in footnote (1) above there had not been a trading market for Aironet common stock, there was then only a limited history of exercises under the Aironet Option Plan and exercisability of the options described in this footnote (8) was subject to the preconditions described in the footnote
    (7) above, present values of these options as of the date of grant can be calculated using the Black-Scholes option valuation model under the following assumptions utilized by Aironet in its Fiscal 1998 preparation of the disclosures in its separate audited financial statements under Financial Accounting Standards No. 123: (a) though reflective of the terms of the minority investment made by third party investors in the March 1998 private placement of Aironet common stock made contemporaneously with those option grants and not necessarily representative of the per share price that would exist if at that time there had been a regular trading market for such stock, the $3.50 per share private placement price is assumed as the value of the underlying Aironet common stock; (b) given the limited history of exercises under the Aironet Option Plan, the same five year period adopted by Telxon as discussed in footnote (4) above is used as the period for which executives may be expected to hold these options prior to exercise; (c) stock price volatility of 56%; (d) an interest rate of 5.54% (based on the published yield as of the grant date of Treasury Strips maturing as of the end of the holding period assumed in (b) above in this footnote (8)); and
    (e) no dividends are paid by Aironet during that assumed holding period.

                   AGGREGATED OPTION EXERCISES IN FISCAL 1999
                                      AND
                         FISCAL YEAR-END OPTION VALUES

                           EXERCISES DURING
                             FISCAL 1999                               FISCAL YEAR-END
                         --------------------    ------------------------------------------------------------
                          SHARES                          NUMBER OF                  VALUE OF UNEXERCISED
                         ACQUIRED                    UNEXERCISED OPTIONS           IN-THE-MONEY OPTIONS(1)
                            ON        VALUE      ----------------------------    ----------------------------
         NAME            EXERCISE    REALIZED    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
         ----            --------    --------    -----------    -------------    -----------    -------------
John W. Paxton, Sr.....    --          --               --         700,000!             --        $215,700
Dan R. Wipff...........    --          --           17,916!          3,334!             --              --
                           --          --               --          20,000*(2)          --        $150,000
Frank E. Brick.........    --          --          550,000!             --              --              --
                           --          --               --          70,000*(2)          --        $525,000
James G. Cleveland.....    --          --          120,000!         40,000!             --              --
                           --          --               --          40,000*(2)          --        $300,000
Gerald J. Gabriel......    --          --           38,415!         12,001!             --              --
                           --          --               --           7,500*(2)          --        $ 56,250
David D. Loadman.......    --          --          101,689!             --        $  1,170              --
                           --          --           60,000*             --        $548,400              --
Kenneth W. Haver.......    --          --          116,666!         33,334!             --              --
                           --          --               --          50,000*(2)          --        $375,500

---------------

  ! Options for the purchase of the indicated number of shares of Telxon Common
    Stock granted to the named executive officer pursuant to the Employee Option Plan except as otherwise explained in footnote (5) to the table of Fiscal 1999 Option Grants above with respect to 300,000 of the option shares granted to Mr. Paxton.

 * Option for the purchase of the indicated number of shares of Aironet common stock of the granted to the named executive officer as an advisor to Aironet pursuant to the Aironet Option Plan.

(1) Aggregate fair market value, based, in the case of options for the purchase of Telxon Common Stock, on the amount by which the closing sale price for Telxon Common Stock as reported on the Nasdaq NNM for March 31, 1999 exceeded the exercise price of all unexercised "in-the-money" (fair market value per share in excess of exercise price) Telxon stock options then held, and in the case of options for the purchase of Aironet Common Stock, on the amount by which an assumed value equal to the $11 offering price per share in the July 30, 1999 initial public offering of Aironet Common Stock (though that offering occurred four months after the end of Fiscal 1999, there is no more reliable basis readily available for valuing Aironet Common Stock as of fiscal year end) exceeded the exercise price of all unexercised "in-the-money" Aironet stock options then held.

(2) See footnote (7) to the table of Option Grants in Fiscal 1999 for a discussion of the preconditions to the exercisability of these options.

                           COMPENSATION OF DIRECTORS

CASH COMPENSATION

     The Company's non-employee directors each receive an annual fee of $25,000 per year. The non-employee directors also receive $2,500 plus travel expenses for each day of attendance at directors' meetings ($1,250 for a telephonic meeting), and $2,500 for each Audit Committee or Compensation Committee meeting attended (either as a member thereof or at the request of the Committee), unless the committee and the full Board meet on the same day, in which event compensation in the amount of $1,250 is paid for attendance at such committee meeting.

     In July 1996, the Audit Committee of the Board of Directors engaged Mr. Rose to act as the Committee's delegate to advise Company management by analyzing, assessing and recommending improvements to the Company's operating systems and processes and assisting in the recruitment, training and integration of personnel, the services under which engagement were completed in Fiscal 1998. In recognition of the other commitments which Mr. Rose had to resign or forego in order to undertake it, the engagement also provided for him to receive a severance benefit of $150,000 payable from January through December 1998, $112,500 of which was paid during Fiscal 1999. In connection with the engagement, Mr. Rose also received coverage for himself and his wife under the Company's self-insured medical, dental and vision plans, with Mr. Rose paying the customary employee contributions for participation in those plans.

     Mr. Paxton, by reason of also being an employee of the Company, does not receive any compensation from the Company for his services as a director (see "COMPENSATION OF EXECUTIVE OFFICERS" above for the compensation payable to him in his capacity as an executive officer of the Company).

STOCK OPTIONS

     Directors who are not employees of the Company or a subsidiary are eligible to receive options to purchase Shares under the Company's 1990 Stock Option Plan for Non-Employee Directors (as amended the "Director Option Plan"). However, all shares of Company Common Stock authorized for issuance under the Director Option Plan have been fully utilized for the granting of options thereunder. The Director Option Plan provides for each non-employee director to be automatically granted an option to purchase 25,000 Shares upon first being elected to the Board (an "Initial Grant") and to be automatically granted annually thereafter a 10,000 Share option (each a "Continuing Grant") on each anniversary of his last election to the Board during his continued service on the Board. An Initial Grant becomes exercisable in equal thirds on each of the first three anniversaries of the grant date, whereas each Continuing Grant becomes exercisable in full on the third anniversary of its grant date. The Director Option Plan also permits the Board to make discretionary option grants under the Director Option Plan to any one or more of the Company's non-employee directors from time to time in addition to the foregoing automatic grants. Each option granted under the Director Option Plan has a seven-year term , which may be extended up to ten (10) years, and an option price per Share equal to the closing sales price of the Common Stock as reported on the Nasdaq for the trading day immediately preceding the date of grant. The options terminate three months following the optionee no longer being a director of the Company, six months following death and one year following disability. Options granted under the Director Option Plan are subject to the same "change in control" provisions as apply under the Employee Option Plan described under "EXECUTIVE COMPENSATION -- Employment Agreements and Termination of Employment Arrangements" above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

              COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Based on the copies of the Schedule 13Gs received by the Company since the beginning of Fiscal 1999, the Company is not aware of any person who currently is the beneficial owner of more than five percent of its shares.

                      COMMON STOCK OWNERSHIP OF MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the outstanding Shares, as of June 30, 1999, by all directors of the Company, by the executive officers of the Company named in the Summary Compensation Table, and by the directors, the named executive officers and all other current executive officers of the Company as a group.

                                                              SHARES BENEFICIALLY OWNED
                    NAME AND ADDRESS(1)                       --------------------------
                    OF BENEFICIAL OWNER                        NUMBER      PERCENTAGE(2)
                    -------------------                       ---------    -------------
Richard J. Bogomolny........................................     87,313(3)         *
Frank E. Brick..............................................    624,000(4)       3.7%
James G. Cleveland..........................................    131,930(5)         *
John H. Cribb...............................................     44,113(6)         *
Gerald J. Gabriel...........................................     49,880(7)         *
Robert A. Goodman...........................................    107,190(8)         *
Kenneth W. Haver............................................   ,  2,997(9)         *
David D. Loadman............................................    106,689(10)         *
Jonathan R. Macey...........................................        500            *
John W. Paxton, Sr..........................................    300,000(11)       1.8%
Raj Reddy...................................................    100,914(12)         *
Norton W. Rose..............................................     92,814(13)         *
Dan R. Wipff................................................     83,285(14)         *
All directors and executive officers as a group (17
  persons)..................................................  1,754,691(15)      10.0%

---------------

  * less than 1 percent

 (1) The address for the named individuals is 3330 West Market Street, Akron, Ohio 44333.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT (CONTINUED)
 (2) Computed based upon the 16,155,606 Shares outstanding as of June 30, 1999, as adjusted with respect to the Shares which may be acquired within 60 days (measured from June 30, 1999) by exercise of options by the person(s) whose percentage ownership is being computed.

 (3) Includes 37,313 Shares which he may acquire within 60 days by exercise of options.

 (4) Includes 550,000 Shares which he may acquire within 60 days by exercise of options.

 (5) Includes 130,000 Shares which he may acquire within 60 days by exercise of options.

 (6) Includes 7,800 Shares owned by Mr. Cribb's wife, as to which Shares Mr. Cribb disclaims beneficial ownership, and 27,313 Shares which he may acquire within 60 days by exercise of options.

 (7) Includes 40,415 Shares which he may acquire within 60 days by exercise of options. Also includes 2,600 Shares awarded to Mr. Gabriel under the Restricted Stock Plan, 1,000 shares of which have vested since June 30, 1999 and 400 Shares of which will vest during the remaining portion of the current fiscal year ending March 31, 2000 and in each of the fiscal years ending March 31, 2001 through 2003.

 (8) Includes 10,900 Shares owned by Mr. Goodman's wife, as to which Shares Mr. Goodman disclaims beneficial ownership, and 97,313 Shares which he may acquire within 60 days by exercise of options.

 (9) Includes 997 Shares (rounded) allocated to Mr. Haver's account under the Company's 401(k) plan.

(10) Includes 101,689 Shares which he may acquire within 60 days by exercise of options.

(11) Consists of Shares which Mr. Paxton has agreed to purchase under his employment agreement, but has not yet completed and has until March 22, 2000 to do so.

(12) Includes 78,314 Shares which he may acquire within 60 days by exercise of options.

(13) Includes 82,314 Shares which he may acquire within 60 days by exercise of options.

(14) Includes 17,916 Shares which he may acquire within 60 days by exercise of options.

(15) Includes the 300,000 shares to be purchased by Mr. Paxton as described in footnote (11), 1,174,253 Shares which may be acquired within 60 days by exercise of options and 2,600 Shares awarded under the Restricted Stock Plan, 1,000 of which Shares have vested since June 30, 1999, and provided the awardee is then employed by the Company, 400 Shares will vest during the remaining portion of the current fiscal year ending March 31, 2000 and in each of the fiscal years ending March 31, 2001 through 2003.

ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS

     As part of its five-year plan, Telxon 2000, announced in August 1995, the Company established a program providing key Telxon employees with a long-term incentive opportunity to purchase stock in its technology subsidiaries, thereby encouraging them to support the development of the subsidiaries and their businesses with the same effort and dedication as in their service to Telxon so as to more closely align their objectives with the long-term goals of the Company as a whole. Such investments are subject to certain risks and restrictions and are based on outside opinions of the issuing subsidiary's market value. During the fiscal year ended March 31, 1996 ("Fiscal 1996"), the Company sold shares of common stock in its Metanetics Corporation subsidiary ("Metanetics") under the program at a price per share equal to that paid in a contemporaneous sale negotiated at arm's length with a third party investor. Certain of those program purchases, including 20,000 Metanetics shares purchased by Frank E. Brick, the Company's former President and Chief Executive Officer and a former director, were made with loans approved by the Telxon Board of Directors, bearing interest at eight percent per annum and secured by the stock purchased with the loan proceeds. The largest amount of indebtedness ($16,618 in original principal amount plus accrued interest) outstanding under this loan during Fiscal 1999 was $20,610. In May, the full $20,766, then outstanding balance was applied as a partial offset against the $80,000 repurchase price which the Company agreed to pay Mr. Brick in connection with the Company's exercise of its right under Metanetics' stockholders' agreement, in the event of the termination of an employee stockholder's employment, to repurchase his 40,000 Metanetics shares, representing an approximately 0.8% interest in Metanetics, of which the Company held approximately 60.3% at the time of the repurchase.

     In December 1993, and January 1994, Mr. Brick received loans of $75,985 and $58,000, respectively, from the Company, for his use in payment of withholding and estimated tax obligations incurred with respect to the 25,000 Share portion of the 50,000 Shares awarded to him in October 1993 under the Restricted Stock Plan with respect to which he had elected under the applicable regulations under the Internal Revenue Code to be taxed as of the time of the award. The loans are secured by the restricted stock and originally bore interest at two percent in excess of the prime rate, adjusted quarterly. In January 1997, Mr. Brick borrowed an additional $30,932 from the Company for his use in the payment of his tax obligations with respect to 5,000 additional Shares of his restricted stock award which vested during Fiscal 1997 but were not included in his earlier tax election. While Mr. Brick repaid the tax loans in full in July 1997, they were subsequently readvanced to him, and in December 1997 he borrowed an additional $52,082 for his use in the payment of his tax obligations with respect to 10,000 additional Shares of his restricted stock award which vested during Fiscal 1998 but were not included in his earlier tax election. The largest aggregate amount of indebtedness (principal and accrued interest) outstanding during Fiscal 1999 under these tax loans was $340,329. The indebtedness is being retired through deductions against the severance compensation payable to Mr. Brick on a level amortization schedule over the severance payment period.

     In November 1997, Dan R. Wipff, the President and Chief Executive Officer of the Company's Telxon Products manufacturing division, received a $120,000 personal loan from the Company. The loan is due November 30, 2000, bears interest at a rate of one percent in excess of the prime rate and remains outstanding in full. The largest aggregate amount of indebtedness (principal and accrued interest) outstanding during Fiscal 1999 under the loan was $135,179 and with additional interest increased at June 30, 1999 to $137,833.

     In connection with the consolidation and relocation of the Company's engineering and research and development functions from Akron, Ohio to the Company's new World Technology Center in The Woodlands, Texas (north of Houston), the Company made interest free bridge loans aggregating $140,000 in principal amount to David L. Loadman, the Company's former Senior Vice President, Global Product and Systems Development, and Chief Technical Officer, in July 1997 to assist him in the relocation of his family. Payments and credits for unreimbursed relocation costs have reduced the outstanding balance of these loans to $71,291. The Company also made loans to Mr. Loadman loans of $8,019, $4,192, $5,706 and $5,927 in December 1995, 1996, 1997 and 1998, respectively, with respect to the three 1,000 Share installments of his restricted stock award which vested during Fiscal 1996, 1997 and 1998. These borrowings, bearing interest at a rate of one percent in excess of the prime rate annum, remain outstanding in full. The largest aggregate amount of indebtedness (principal and accrued interest) outstanding during Fiscal 1999 under these tax loans was $27,283 and with additional interest increased at June 30, 1999 to $27,810. Mr. Loadman will repay the foregoing indebtedness as part of his severance arrangements.

     During Fiscal 1999, the Company paid to the law firm of Goodman Weiss Miller LLP, of which Robert A. Goodman, a director and Secretary of the Company, is senior partner, $1,647,167 for legal services and $133,019 in reimbursement of expenses. It is anticipated that payments will continue to be made to said firm in the future for additional services. In addition, in January 1998, the Company entered into a letter agreement engaging the law firm to represent the Company in any potential change in control transaction involving the Company. The firm would provide the full range of services reasonably associated with such a transaction which it is in a position to provide, with Mr. Goodman and his partner, Steven J. Miller, to be primarily responsible for and involved in the engagement. In recognition of the magnitude of the time commitment that would be involved in such an event and the intensity and duration of such an engagement, and the significance of the firm's role and the importance of its expertise and its contribution to the results obtained, the agreement contemplates that the fees payable to the firm in respect of such services would include a value added component of approximately $1.5 million in addition to customary hourly time charges. This letter agreement becomes inoperative, however, in the event that the consulting agreement described in the next paragraph becomes effective prior to the commencement of a change in control transaction to which this letter agreement would otherwise apply.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (CONTINUED)

          (3) Exhibits required by Item 601 of Regulation S-K:

 3.1 Restated Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit No. 2(b) to Registrant's Registration Statement on Form 8-A with respect to its Common Stock filed pursuant to Section 12(g) of the Securities Exchange Act, as amended by Amendment No. 1 thereto filed under cover of a Form 8 and Amendment No. 2 thereto filed on Form 8-A/A.
 3.2 Second Amended and Restated By-Laws of Registrant, filed with the Original Filing.
 4.1   Portions of the Restated Certificate of Incorporation of
       Registrant pertaining to the rights of holders of Registrant's Common Stock, par value $.01 per share, incorporated herein by reference to Exhibit No. 2(b) to Registrant's Registration Statement on Form 8-A with respect to its Common Stock filed pursuant to Section 12(g) of the Securities Exchange Act, as amended by Amendment No. 1 thereto filed under cover of a Form 8 and Amendment No. 2 thereto filed on Form 8-A/A.
 4.2 Text of form of Certificate for Registrant's Common Stock, par value $.01 per share, and description of graphic and image material appearing thereon, incorporated herein by reference to Exhibit 4.2 to Registrant's Form 10-Q for the quarter ended June 30, 1995.
 4.3   Rights Agreement between Registrant and KeyBank National
       Association, as Rights Agent, dated as of August 25, 1987, as amended and restated as of July 31, 1996, incorporated herein by reference to Exhibit 4 to Registrant's Form 8-K dated August 5, 1996.
       4.3.1 Form of Rights Certificate (included as Exhibit A to the Rights Agreement included as Exhibit 4.3 above).
                 Until the Distribution Date (as defined in the Rights
                 Agreement), the Rights Agreement provides that the common stock purchase rights created thereunder are evidenced by the certificates for Registrant's Common Stock (the text of which and description thereof is included as Exhibit 4.2 above, which stock certificates are deemed also to be certificates for such common stock purchase rights) and not by separate
                 Rights Certificates; as soon as practicable after the Distribution Date, Rights Certificates will be mailed to each holder of Registrant's Common Stock as of the close of business on the Distribution Date.
       4.3.2     Letter agreement among Registrant, KeyBank
                 National Association and Harris Trust and Savings Bank, dated June 11, 1997, with respect to the appointment of Harris
                 Trust and Savings Bank as successor Rights Agent under the Rights Agreement included as Exhibit 4.3 above, incorporated herein by reference to Exhibit 4.3.2 to Registrant's Form 10-K for the year ended March 31, 1997.
 4.4   Indenture by and between Registrant and AmeriTrust Company
       National Association, as Trustee, dated as of June 1, 1987, regarding
       Registrant's 7 1/2% Convertible Subordinated Debentures Due 2012, incorporated herein by reference to Exhibit 4.2 to Registrant's
       Registration Statement on Form S-3, Registration No. 33-14348, filed May
       18, 1987.
       4.4.1     Form of Registrant's 7 1/2% Convertible Subordinated Debentures
                 Due 2012 (set forth in the Indenture included as Exhibit 4.4 above).
 4.5   Indenture by and between Registrant and Bank One Trust
       Company, N.A., as Trustee, dated as of December 1, 1995, regarding Registrant's 5 3/4% Convertible Subordinated Notes due 2003, incorporated herein by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-3,
       Registration No. 333-1189, filed February 23, 1996.
       4.5.1     Form of Registrant's 5 3/4% Convertible Subordinated Notes due
                 2003 issued under the Indenture included as Exhibit 4.5 above, incorporated herein by reference to Exhibit 4.2 to Registrant's
                 Registration Statement on Form S-3, Registration No. 333-1189, filed February 23, 1996.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (CONTINUED)

       4.5.2     Registration Rights Agreement by and among
                 Registrant and Hambrecht & Quist LLC and Prudential
                 Securities Incorporated, as the Initial Purchasers of
                 Registrant's 5 3/4% Convertible Subordinated Notes due 2003, with respect to the registration of said Notes under applicable securities laws, incorporated herein by reference to Exhibit 4.3 to Registrant's Registration Statement on Form
                 S-3, Registration No. 333-1189, filed February 23, 1996.
10.1   Compensation and Benefits Plans of Registrant.
       10.1.1   Amended and Restated Retirement and Uniform
                Matching Profit-Sharing Plan of Registrant, as amended, filed with the Original Filing.
       10.1.2 1990 Stock Option Plan for employees of Registrant, as amended, incorporated herein by reference to Exhibit
                10.1.2 to Registrant's Form 10-Q for the quarter ended September 30, 1997.
       10.1.3 1990 Stock Option Plan for Non-Employee Directors of Registrant, as amended, incorporated herein by reference to Exhibit 10.1.3 to Registrant's Form 10-Q for the quarter ended September 30, 1998.
       10.1.4   Non-Qualified Stock Option Agreement between
                Registrant and Raj Reddy, dated as of October 17, 1988, filed with the Original Filing.
                 10.1.4.a Description of amendments extending the term of the Agreement included as Exhibit 10.1.4 above, incorporated herein by reference to Exhibit 10.1.4.a to Registrant's Form 10-Q for the quarter ended
                           September 30, 1998.
       10.1.5 1992 Restricted Stock Plan of Registrant, as amended, incorporated herein by reference to Exhibit 10.1.5 to Registrant's Form 10-Q for the quarter ended
                December 31, 1998.
       10.1.6 1995 Employee Stock Purchase Plan of Registrant, as amended, incorporated herein by reference to Exhibit 10.1.7 to Registrant's Form 10-Q for the quarter ended
                September 30, 1995.
       10.1.7 1996 Stock Option Plan for employees, directors and advisors of Aironet Wireless Communications, Inc., a subsidiary of Registrant, incorporated herein by reference to Exhibit 10.1.7 to Registrant's Form
                10-K for the year ended March 31, 1997.
                10.1.7.a Amended and Restated 1996 Stock Option Plan for employees, directors and advisors of Aironet Wireless
                          Communications, Inc., incorporated herein by reference to Exhibit 10.1.7.a to Registrant's Form 10-K for the year ended March 31, 1998.
                10.1.7.b  First Amendment to Amended and Restated 1996 Stock
                          Option Plan for employees, directors and advisors of Aironet Wireless Communications, Inc., filed with the
                          Original Filing.
       10.1.8 1999 Stock Option Plan for Non-Employee Directors of Aironet Wireless Communications, Inc., filed with the Original Filing.
       10.1.9 Non-Competition Agreement by and between Registrant and Robert F. Meyerson, effective February 27, 1997, incorporated herein by reference to Exhibit 10.1.8 to Registrant's Form 10-K for the year ended March
                31, 1997.
       10.1.10  Form of Employment Agreement between Registrant and
                John W. Paxton, Sr., filed with the Original Filing.
       10.1.11  Employment Agreement between Registrant and Kenneth
                A. Cassady, effective as of June 7, 1999, filed with the Original Filing.
       10.1.12  Employment Agreement between Registrant and Woody
                M. McGee, effective as of June 1, 1999, filed with the Original Filing.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (CONTINUED)

       10.1.13  Amended and Restated Employment Agreement between
                Registrant and James G. Cleveland, effective as of April 1,
                1997, incorporated herein by reference to Exhibit
                10.1.10 to Registrant's Form 10-K for the year ended March 31, 1998.
       10.1.14  Amended and Restated Employment Agreement between
                Registrant and Danny R. Wipff, effective as of April 1,
                1997, incorporated herein by reference to Exhibit
                10.1.14 to Registrant's Form 10-K for the year ended March 31, 1998.
       10.1.15 Description of Key Employee Retention Program, incorporated herein by reference to Exhibit 10.1.15 to Registrant's Form 10-K for the year ended March 31,
                1998.
                10.1.15.a Form of letter agreement made with key employees selected under the retention program described in
                          Exhibit 10.1.15 above, incorporated herein by reference to Exhibit 10.1.15.a to Registrant's Form
                          10-K for the year ended March 31, 1998.
       10.1.16  Employment Agreement, effective as of April 1,
                1997, between Registrant and Frank E. Brick, a former executive officer, incorporated herein by reference to Exhibit 10.1.9 to Registrant's Form 10-K for the year ended March 31, 1998.
       10.1.17 Amended and Restated Employment Agreement, effective as of April 1, 1997, between Registrant and Kenneth W. Haver, a former executive officer, incorporated herein by reference to Exhibit 10.1.11 to Registrant's Form 10-K for the year ended March
                31, 1998.
       10.1.18 Amended and Restated Employment Agreement, effective as of April 1, 1997, between Registrant and David
                W. Porter, a former executive officer, incorporated herein by reference to Exhibit 10.1.13 to Registrant's Form 10-K for the year ended March 31,
                1998.
       10.1.19  Letter agreement of Registrant with Robert A.
                Goodman, dated as of December 29, 1997 and executed and delivered January 20, 1998, for continued consulting services following certain changes in his law practice, incorporated herein by reference to Exhibit 10.1.17 to Registrant's Form 10-K for the year ended March 31, 1998.
       10.1.20  Amended and Restated Employment Agreement between
                Registrant and Gerald J. Gabriel, effective as of April 1,
                1997, filed herewith.
       10.1.21  Amended and Restated Employment Agreement between
                Registrant and David D. Loadman, a former executive officer, incorporated herein by reference to Exhibit 10.1.12 to Registrant's Form 10-K for the year ended March
                31, 1998.
10.2   Material Leases of Registrant.
       10.2.1   Lease between Registrant and 3330 W. Market
                Properties, dated as of December 30, 1986, for premises at 3330 West Market Street, Akron, Ohio, filed with the
                Original Filing.
       10.2.2   Lease Agreement between The Woodlands Commercial
                Properties Company, L.P. and Registrant, made and entered into as of January 16, 1998, including Rider No. 1 thereto, for premises at 8302 New Trails Drive, The
                Woodlands, Texas, incorporated herein by reference to Exhibit 10.2.2 to Registrant's Form 10-K for the year ended March 31, 1998.
       10.2.3   Standard Office Lease (Modified Net Lease) between
                Registrant and John D. Dellagnese III, dated as of July 19,
                1995, for premises at 3875 Embassy Parkway, Bath,
                Ohio, including an Addendum thereto, incorporated herein by reference to Exhibit 10.2.4 to Registrant's Form 10-K for the year ended March 31,
                1996.
                10.2.3.a  Second Addendum, dated as of October 5, 1995, to the
                          Lease included as Exhibit 10.2.3 above, incorporated herein by reference to Exhibit 10.2.4.a to Registrant's Form 10-K for the year ended March 31,
                          1996.
                10.2.3.b Third Addendum, dated as of March 1, 1996, to the Lease included as Exhibit 10.2.3 above, incorporated herein by reference to Exhibit 10.2.4.b to Registrant's Form
                          10-K for the year ended March 31, 1996.

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
                          (CONTINUED)

                10.2.3.c  Fourth Addendum, dated as of April 16, 1996, to the
                          Lease included as Exhibit 10.2.3 above, incorporated herein by reference to Exhibit 10.2.2.c to Registrant's Form 10-Q for the quarter ended June 30,
                          1997.
                10.2.3.d  Fifth Addendum, dated as of June 24, 1997, to the
                          Lease included as Exhibit 10.2.3 above, incorporated herein by reference to Exhibit 10.2.2.d to Registrant's Form 10-Q for the quarter ended June 30,
                          1997.
                10.2.3.e Sixth Addendum, dated as of March, 1998, to the Lease included as Exhibit 10.2.3 above, incorporated herein by reference to Exhibit 10.2.3.e to Registrant's Form
                          10-Q for the quarter ended September 30, 1998.
                10.2.3.f  Seventh Addendum, dated as of July 20, 1998, to the
                          Lease included as Exhibit 10.2.3 above, incorporated herein by reference to Exhibit 10.2.3.f to Registrant's Form 10-Q for the quarter ended September
                          30, 1998.
                10.2.3.g  Eighth Addendum, dated as of September 8, 1998, to the
                          Lease included as Exhibit 10.2.3 above, incorporated herein by reference to Exhibit 10.2.3.g to Registrant's Form 10-Q for the quarter ended September
                          30, 1998.
                10.2.3.h Sublease Agreement, dated as of September 1, 1998, between Registrant and Aironet Wireless
                          Communications, Inc. for the premises subject to the Lease included as Exhibit 10.2.3 above, as amended through the Eighth Addendum thereto included as
                          Exhibit 10.2.3.g above, filed with the Original
                          Filing.
                10.2.3.i Renewal, dated June 16, 1999, with respect to the Sublease Agreement included as Exhibit 10.2.3.h above, filed with the Original Filing.
       10.2.4  Lease Contract between Desarrollos\Inmobiliarios
               Paso del Norte, S.A. de C.V. and Productos y Servicios de
               Telxon, S.A. de C.V., a subsidiary of Registrant, for premises in Ciudad Juarez, Chihuahua, Mexico, made and entered into as of April 10, 1997, incorporated herein by reference to Exhibit 10.2.4 to Registrant's Form 10-K for the year ended March
               31, 1998.
10.3   Credit Agreements of Registrant.
       10.3.1 Credit Agreement by and among Registrant, the lenders party thereto from time to time and The Bank of New
               York, as letter of credit issuer, swing line lender and agent for the lenders, dated as of March 8, 1996, incorporated herein by reference to Exhibit 10.3.2 to Registrant's Form 10-K for the year ended March 31, 1996.
                10.3.1.a Amendment No. 1, dated as of August 6, 1996, to the
                          Agreement included as Exhibit 10.3.1 above, incorporated herein by reference to Exhibit 10.3.2.a to Registrant's Form 8-K dated August 16, 1996.
 10.3.1.b  Amendment No. 2, dated as of
               December 16, 1996, to the Agreement included as Exhibit 10.3.1 above, incorporated herein by reference to Exhibit 10.3.2.c to Registrant's Form 8-K dated December 16, 1996.
                10.3.1.c Amendment No. 3, dated as of December 12, 1997, to the
                          Agreement included as Exhibit 10.3.1 above, included herein by reference to Exhibit 10.3.1.d to Registrant's Form 10-K for the year ended March 31,
                          1998.
                10.3.1.d Waiver and Agreement, dated as of December 29, 1998, with respect to the Agreement included as Exhibit
                          10.3.1 above, incorporated herein by reference to
                          Exhibit 10.3.1.e to Registrant's Form 10-Q for the quarter ended December 31, 1998.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (CONTINUED)

                10.3.1.e  Waiver Extension and Agreement, dated as of February
                          12, 1999, with respect to the Agreement included as
                          Exhibit 10.3.1 above, incorporated herein by reference to Exhibit 10.3.1.f to Registrant's Form 10-Q for the quarter ended December 31, 1998.
                10.3.1.f Second Waiver Extension Agreement and Amendment No. 4, dated as of March 26, 1999, with respect to the Agreement included as Exhibit 10.3.1 above, incorporated herein by reference to Exhibit 10.3.1.a to Registrant's Form 8-K dated April 1, 1999.
                10.3.1.g  Amended and Restated Security Agreement, dated as of
                          March 26, 1999, by and among Registrant and The Bank of New York, as Agent for the Lenders from time to time party to the Agreement included as Exhibit 10.3.1 above, incorporated herein by reference to Exhibit
                          10.3.1.b to Registrant's Form 8-K dated April 1, 1999.
                10.3.1.h  Deed of Trust, Assignment of Leases and Rents,
                          Security Agreement, Fixture Filing and Financing
                          Statement, dated as of March 26, 1999, by Registrant to First American Title Insurance Company as Trustee for the benefit of The Bank of New York, as Agent for the Lenders from time to time party to the Agreement included as Exhibit 10.3.1 above, filed with the Original Filing.
                10.3.1.i  Patent and Trademark Security Agreement, dated as of
                          March 26, 1999, by Registrant and certain of its subsidiaries to The Bank of New York, as Agent for the benefit of the Lenders from time to time party to the Agreement included as Exhibit 10.3.1 above, filed with the Original Filing.
                10.3.1.j  Pledge Agreement, dated as of March 26, 1999, by
                          Registrant to The Bank of New York, as Agent for the benefit of the Lenders from time to time party to the Agreement included as Exhibit 10.3.1 above, filed with the Original Filing.
                10.3.1.k Third Waiver Extension Agreement and Amendment No. 5, dated as of June 29, 1999, with respect to the Agreement included as Exhibit 10.3.1 above, incorporated herein by reference to Exhibit 10.3.1.a to Registrant's Form 8-K dated July 1, 1999.
       10.3.2  Business Purpose Revolving Promissory Note (Swing
               Line) made by Registrant in favor of Bank One, NA , dated
               August 4, 1998 , incorporated herein by reference to
               Exhibit 10.3.4 to Registrant's Form 10-Q for the quarter ended June 30, 1998.
                10.3.2.a Consent, dated as of December 29, 1998, with respect to the Note included as Exhibit 10.3.2 above, incorporated herein by reference to Exhibit 10.3.4.a to Registrant's Form 10-Q for the quarter ended
                          December 31, 1998.
                10.3.2.b Further Consent, dated as of February 12, 1999, with respect to the Note included as Exhibit 10.3.2 above, incorporated herein by reference to Exhibit 10.3.4.a to Registrant's Form 10-Q for the quarter ended
                          December 31, 1998.
                10.3.2.c  Second Further Consent and Agreement, dated as of
                          March 26, 1999, with respect to the Note included as
                          Exhibit 10.3.2 above, incorporated herein by reference to Exhibit 10.3.4.c b to Registrant's Form 8-K dated
                          April 1, 1999.
                10.3.2.d  Amended and Restated Security Agreement, dated as of
                          March 26, 1999, by and among Registrant and Bank One,
                          NA with respect to the Note included as Exhibit 10.3.2 above, filed with the Original Filing.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (CONTINUED)

                10.3.2.e  Deed of Trust, Assignment of Leases and Rents,
                          Security Agreement, Fixture Filing and Financing
                          Statement, dated as of March 26, 1999, by Registrant to First American Title Insurance Company as Trustee for the benefit of Bank One, NA with respect to the
                          Note included as Exhibit 10.3.2 above, filed with the Original Filing.
                10.3.2.f  Patent and Trademark Security Agreement, dated as of
                          March 26, 1999, by Registrant and certain of its subsidiaries to Bank One, NA with respect to the Note included as Exhibit 10.3.2 above, filed with the Original Filing.
                10.3.2.g Third Further Consent and Note Modification Agreement, dated as of June 29, 1999, with respect to the Note included as Exhibit 10.3.2 above, incorporated herein by reference to Exhibit 10.3.2.g b to Registrant's
                          Form 8-K dated July 1, 1999.
10.4   Amended and Restated Agreement between Registrant and Symbol
       Technologies, Inc., dated as of September 30, 1992, incorporated herein by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended March 31, 1998.
10.5   License, Rights, and Supply Agreement between Aironet
       Wireless Communications, Inc., a subsidiary of Registrant, and Registrant, dated as of March 31, 1998, incorporated herein by reference to Exhibit 10.5 to Registrant's Form
       10-K for the year ended March 31, 1998.
       10.5.1  First Amendment, dated as of March 8, 1996, to the
               Agreement included as Exhibit 10.5 above, filed with the Original Filing.
10.6   Asset Purchase Agreement by and among Dynatech Corporation,
       IAQ Corporation, Registrant and Itronix Corporation, then a subsidiary of Registrant, dated as of December 28, 1996, incorporated herein by reference to Exhibit 2 to Registrant's Form 8-K dated December 31, 1996.
10.7   Agreement of Purchase and Sale of Assets by and among Vision
       Newco, Inc., a subsidiary of Registrant, Virtual Vision,
       Inc., as debtor and debtor in possession, and the Official
       Unsecured Creditors' Committee, on behalf of the bankruptcy estate of Virtual Vision, dated as of July 13, 1995, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended June 30, 1995.
10.8   Stock Purchase Agreement by and among Registrant and FED
       Corporation, dated as of March 31, 1998, with respect to FED
       Corporation's purchase of all of the stock of Virtual
       Vision, Inc. (fka Vision Newco, Inc.), incorporated herein by reference to Exhibit 10.7 to Registrant's Form 10-K for the year ended March 31, 1998.
       10.8.1  Escrow Agreement by and among FED Corporation,
               Registrant and First Union National Bank, with respect to the transactions under the Stock Purchase Agreement included as Exhibit 10.7 above, incorporated herein by reference to Exhibit 10.7.1 to Registrant's Form
               10-K for the year ended March 31, 1998.
10.9   Subscription Agreement by and among New Meta Licensing
       Corporation, a subsidiary of Registrant, and certain officers of Registrant as Purchasers, dated as of September
       19, 1995, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended September
       30, 1995.
10.10  Amended and Restated Shareholder Agreement by and among
       Metanetics Corporation fka New Meta Licensing Corporation, and its Shareholders, including the officers of Registrant party to the Agreement included as Exhibit 10.8 above, dated as of March 28, 1996, incorporated herein by reference to
       Exhibit 10.9.3 to Registrant's Form 10-K for the year ended
       March 31, 1996.
       10.10.1  First Amendment, dated as of March 30, 1996, to the
                Agreement included as Exhibit 10.9 above, incorporated herein by reference to Exhibit 10.9.4 to Registrant's Form 10-K for the year ended March 31,
                1996.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (CONTINUED)

10.11  Stock Purchase Agreement by and among Meta Holding
       Corporation, a subsidiary of Registrant, and certain officers of Registrant as Purchasers, dated as of March 30, 1996, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-K for the year ended March 31, 1997.
10.12  Stock Purchase Agreement by and between Metanetics
       Corporation, a subsidiary of Registrant fka New Meta
       Licensing Corporation, and Accipiter II, Inc., dated as of
       September 30, 1996, incorporated herein by reference to
       Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended
       September 30, 1996.
10.13  Stock Purchase Agreement by and between Registrant and
       Telantis Capital, Inc., dated as of March 31, 1997, incorporated herein by reference to Exhibit 10.10 to Registrant's Form 10-K for the year ended March 31, 1997.
10.14  Subscription Agreement by and among Aironet Wireless
       Communications, Inc., a subsidiary of Registrant, and the investors who executed the same, dated as of March 31, 1998, incorporated herein by reference to Exhibit 10.14 to Registrant's Form 10-K for the year ended March 31, 1998.
       10.14.1 Form of Warrant issued pursuant to the Subscription Agreement included as Exhibit 10.14 above, incorporated herein by reference to Exhibit 10.14.1 to Registrant's Form 10-K for the year ended March 31, 1998.
       10.14.2  Stockholders Agreement by and among Aironet Wireless
                Communications, Inc. and its Stockholders party thereto, including Registrant and the investors party to the Subscription
                Agreement included as Exhibit 10.14 above, entered into as of March 31, 1998 in connection with the transactions under the Subscription Agreement, incorporated herein by reference to
                Exhibit 10.14.2 to Registrant's Form 10-K for the year ended
                March 31, 1998.
       10.14.3  Registration Rights Agreement by and among Aironet Wireless
                Communications, Inc. and certain of its security holders, including Registrant and the investors party to the Subscription
                Agreement included as Exhibit 10.14 above, entered into as of March 31, 1998 in connection with the transactions under the Subscription Agreement, incorporated herein by reference to
                Exhibit 10.14.3 to Registrant's Form 10-K for the year ended
                March 31, 1998.
10.15  DFS Vendor Agreement between Registrant and Deutsche
       Financial Services Corporation, dated as of September 30,
       1998, incorporated herein by reference to Exhibit 10.15 to Registrant's Form 10-Q for the quarter ended December 31,
       1998.
21.    Subsidiaries of Registrant, filed with the Original Filing.
23. Consent of PricewaterhouseCoopers LLP, filed with the Original Filing.
24.    Power of Attorney executed by the members of Registrant's
       Board of Directors, filed with the Original Filing.
27.    Financial Data Schedule as of March 31, 1999, filed with the
       Original Filing.
27.1 Restated Financial Data Schedule as of March 31, 1998, filed with the Original Filing(1).
27.2 Restated Financial Data Schedule as of March 31, 1997, filed with the Original Filing(1).
27.3 Restated Financial Data Schedule as of March 31, 1996, filed with the Original Filing(1).

---------------
(1) Included for convenience of reference with respect to the identified prior period affected by the restatements of Registrant's financial statements described in its press releases of December 11, 1998, February 23, 1999 and/or June 16, 1999, each as filed under cover of a Current Report on Form 8-K dated the respective dates of the press releases. The restated financial results are reflected and discussed in the consolidated financial statements included in Part II, Item 8 hereof and notes 3 and 23 thereto in lieu of Registrant separately filing of amendments to its Form 10-K and 10-Q filings for the affected periods as originally contemplated by the referenced press releases.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (CONTINUED)
     (b) Reports on Form 8-K

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (CONTINUED)

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

                                          TELXON CORPORATION

Date:  August 11, 1999                    By: /s/      WOODY M. MCGEE
                                            ------------------------------------
                                               Woody M. McGee, Vice President
                                                and Chief Financial Officer

                               TELXON CORPORATION

                                    EXHIBITS

                                       TO

                                AMENDMENT NO. 1

                                       ON

                                  FORM 10-K/A

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                               INDEX TO EXHIBITS

WHERE
FILED
-----
*         3.1   Restated Certificate of Incorporation of Registrant,
                incorporated herein by reference to Exhibit No. 2(b) to
                Registrant's Registration Statement on Form 8-A with respect to its Common Stock filed pursuant to Section 12(g) of the
                Securities Exchange Act, as amended by Amendment No. 1
                thereto filed under cover of a Form 8 and Amendment No. 2
                thereto filed on Form 8-A/A.
*         3.2   Second Amended and Restated By-Laws of Registrant, filed
                with the Original Filing.
*         4.1   Portions of the Restated Certificate of Incorporation of
                Registrant pertaining to the rights of holders of
                Registrant's Common Stock, par value $.01 per share,
                incorporated herein by reference to Exhibit No. 2(b) to
                Registrant's Registration Statement on Form 8-A with respect to its Common Stock filed pursuant to Section 12(g) of the
                Securities Exchange Act, as amended by Amendment No. 1
                thereto filed under cover of a Form 8 and Amendment No. 2
                thereto filed on Form 8-A/A.
*         4.2   Text of form of Certificate for Registrant's Common Stock, par value $.01 per share, and description of graphic and
                image material appearing thereon, incorporated herein by
                reference to Exhibit 4.2 to Registrant's Form 10-Q for the quarter ended June 30, 1995.
*         4.3   Rights Agreement between Registrant and KeyBank National
                Association, as Rights Agent, dated as of August 25, 1987, as amended and restated as of July 31, 1996, incorporated
                herein by reference to Exhibit 4 to Registrant's Form 8-K
                dated August 5, 1996.
*               4.3.1  Form of Rights Certificate (included as Exhibit A to the Rights Agreement included as Exhibit 4.3 above).
                       Until the Distribution Date (as defined in the Rights
                       Agreement), the Rights Agreement provides that the
                       common stock purchase rights created thereunder are
                       evidenced by the certificates for Registrant's Common
                       Stock (the text of which and description thereof is
                       included as Exhibit 4.2 above, which stock
                       certificates are deemed also to be certificates for
                       such common stock purchase rights) and not by
                       separate Rights Certificates; as soon as practicable
                       after the Distribution Date, Rights Certificates will
                       be mailed to each holder of Registrant's Common Stock
                       as of the close of business on the Distribution Date.
*               4.3.2  Letter agreement among Registrant, KeyBank National
                       Association and Harris Trust and Savings Bank, dated June
                       11, 1997, with respect to the appointment of Harris
                       Trust and Savings Bank as successor Rights Agent
                       under the Rights Agreement included as Exhibit 4.3
                       above, incorporated herein by reference to Exhibit
                       4.3.2 to Registrant's Form 10-K for the year ended
                       March 31, 1997.
*         4.4   Indenture by and between Registrant and AmeriTrust Company
                National Association, as Trustee, dated as of June 1, 1987, regarding Registrant's 7 1/2% Convertible Subordinated
                Debentures Due 2012, incorporated herein by reference to
                Exhibit 4.2 to Registrant's Registration Statement on Form
                S-3, Registration No. 33-14348, filed May 18, 1987.
*               4.4.1  Form of Registrant's 7 1/2% Convertible Subordinated
                       Debentures Due 2012 (set forth in the Indenture included
                       as Exhibit 4.4 above).
*         4.5   Indenture by and between Registrant and Bank One Trust
                Company, N.A., as Trustee, dated as of December 1, 1995,
                regarding Registrant's 5 3/4% Convertible Subordinated Notes due 2003, incorporated herein by reference to Exhibit 4.1 to
                Registrant's Registration Statement on Form S-3, 4
                Registration No. 333-1189, filed February 23, 1996.
*               4.5.1  Form of Registrant's 5 3/4% Convertible Subordinated
                       Notes due 2003 issued under the Indenture included as
                       Exhibit 4.5 above, incorporated herein by reference
                       to Exhibit 4.2 to Registrant's Registration Statement
                       on Form S-3, Registration No. 333-1189, filed
                       February 23, 1996.

WHERE
FILED
-----
*               4.5.2  Registration Rights Agreement by and among Registrant and Hambrecht & Quist LLC and Prudential Securities
                       Incorporated, as the Initial Purchasers of
                       Registrant's 5 3/4% Convertible Subordinated Notes
                       due 2003, with respect to the registration of said
                       Notes under applicable securities laws, incorporated
                       herein by reference to Exhibit 4.3 to Registrant's
                       Registration Statement on Form S-3, Registration No.
                       333-1189, filed February 23, 1996.
         10.1   Compensation and Benefits Plans of Registrant.
*               10.1.1  Amended and Restated Retirement and Uniform Matching
                        Profit-Sharing Plan of Registrant, as amended, filed
                        with the Original Filing.
*               10.1.2  1990 Stock Option Plan for employees of Registrant, as amended, incorporated herein by reference to Exhibit
                        10.1.2 to Registrant's Form 10-Q for the quarter
                        ended September 30, 1997.
*               10.1.3  1990 Stock Option Plan for Non-Employee Directors of
                        Registrant, as amended, incorporated herein by reference
                        to Exhibit 10.1.3 to Registrant's Form 10-Q for the
                        quarter ended September 30, 1998.
*               10.1.4  Non-Qualified Stock Option Agreement between
                        Registrant and Raj Reddy, dated as of October 17, 1988,
                        filed with the Original Filing.
*               10.1.4.a  Description of amendments extending the term of
                          the Agreement included as Exhibit 10.1.4 above,
                          incorporated herein by reference to Exhibit 10.1.4.a
                          to Registrant's Form 10-Q for the quarter ended
                          September 30, 1998.
*               10.1.5  1992 Restricted Stock Plan of Registrant, as
                        amended, incorporated herein by reference to Exhibit
                        10.1.5 to Registrant's Form 10-Q for the quarter ended
                        December 31, 1998.
*               10.1.6  1995 Employee Stock Purchase Plan of Registrant, as
                        amended, incorporated herein by reference to Exhibit
                        10.1.7 to Registrant's Form 10-Q for the quarter ended
                        September 30, 1995.
*               10.1.7  1996 Stock Option Plan for employees, directors and advisors of Aironet Wireless Communications, Inc., a
                        subsidiary of Registrant, incorporated herein by
                        reference to Exhibit 10.1.7 to Registrant's Form
                        10-K for the year ended March 31, 1997.
*               10.1.7.a  Amended and Restated 1996 Stock Option Plan for
                          employees, directors and advisors of Aironet Wireless
                          Communications, Inc., incorporated herein by
                          reference to Exhibit 10.1.7.a to Registrant's Form
                          10-K for the year ended March 31, 1998.
*               10.1.7.b  First Amendment to Amended and Restated 1996 Stock
                          Option Plan for employees, directors and advisors of
                          Aironet Wireless Communications, Inc., filed with the
                          Original Filing.
*               10.1.8  1999 Stock Option Plan for Non-Employee Directors of
                        Aironet Wireless Communications, Inc., filed with the
                        Original Filing.
*               10.1.9  Non-Competition Agreement by and between Registrant and Robert F. Meyerson, effective February 27, 1997,
                        incorporated herein by reference to Exhibit 10.1.8
                        to Registrant's Form 10-K for the year ended March
                        31, 1997.
*               10.1.10  Form of Employment Agreement between Registrant and
                         John W. Paxton, Sr., filed with the Original Filing.
*               10.1.11  Employment Agreement between Registrant and Kenneth
                         A. Cassady, effective as of June 7, 1999, filed with
                         the Original Filing.

WHERE
FILED
-----
*               10.1.12  Employment Agreement between Registrant and Woody
                         M. McGee, effective as of June 1, 1999, filed with the
                         Original Filing.
*               10.1.13  Amended and Restated Employment Agreement between
                         Registrant and James G. Cleveland, effective as of
                         April 1, 1997, incorporated herein by reference to
                         Exhibit 10.1.10 to Registrant's Form 10-K for the year
                         ended March 31, 1998.
*               10.1.14  Amended and Restated Employment Agreement between
                         Registrant and Danny R. Wipff, effective as of April 1,
                         1997, incorporated herein by reference to Exhibit
                         10.1.14 to Registrant's Form 10-K for the year
                         ended March 31, 1998.
*               10.1.15  Description of Key Employee Retention Program,
                         incorporated herein by reference to Exhibit 10.1.15 to
                         Registrant's Form 10-K for the year ended March 31,
                         1998.
*                        10.1.15.a  Form of letter agreement made with key
                                    employees selected under the retention
                                    program described in Exhibit 10.1.15 above,
                                    incorporated herein by reference to Exhibit
                                    10.1.15.a to Registrant's Form 10-K for the
                                    year ended March 31,1998.
*               10.1.16  Employment Agreement, effective as of April 1,
                         1997, between Registrant and Frank E. Brick, a former
                         executive officer, incorporated herein by reference
                         to Exhibit 10.1.9 to Registrant's Form 10-K for the
                         year ended March 31, 1998.
*               10.1.17  Amended and Restated Employment Agreement,
                         effective as of April 1, 1997, between Registrant and
                         Kenneth W. Haver, a former executive officer,
                         incorporated herein by reference to Exhibit 10.1.11
                         to Registrant's Form 10-K for the year ended March
                         31, 1998.
*               10.1.18  Amended and Restated Employment Agreement,
                         effective as of April 1, 1997, between Registrant and
                         David W. Porter, a former executive officer,
                         incorporated herein by reference to Exhibit 10.1.13 to
                         Registrant's Form 10-K for the year ended March 31,
                         1998.
*               10.1.19  Letter agreement of Registrant with Robert A.
                         Goodman, dated as of December 29, 1997 and executed and
                         delivered January 20, 1998, for continued
                         consulting services following certain changes in
                         his law practice, incorporated herein by reference
                         to Exhibit 10.1.17 to Registrant's Form 10-K for
                         the year ended March 31, 1998.
**              10.1.20  Amended and Restated Employment Agreement between
                         Registrant and Gerald J. Gabriel, effective as of
                         April 1, 1997, filed herewith.
*               10.1.21  Amended and Restated Employment Agreement between
                         Registrant and David D. Loadman, a former executive
                         officer, incorporated herein by reference to
                         Exhibit 10.1.12 to Registrant's Form 10-K for the year
                         ended March 31, 1998.
         10.2   Material Leases of Registrant.
*               10.2.1  Lease between Registrant and 3330 W. Market
                        Properties, dated as of December 30, 1986, for premises
                        at 3330 West Market Street, Akron, Ohio, filed with the
                        Original Filing.
*               10.2.2  Lease Agreement between The Woodlands Commercial
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
                        Registrant and John D. Dellagnese III, dated as of July
                        19, 1995, for premises at 3875 Embassy Parkway, Bath,
                        Ohio, including an Addendum thereto, incorporated
                        herein by reference to Exhibit 10.2.4 to
                        Registrant's Form 10-K for the year ended March 31,
                        1996.
*                       10.2.3.a  Second Addendum, dated as of October 5, 1995,
                                  to the Lease included as Exhibit 10.2.3
                                  above, incorporated herein by reference to
                                  Exhibit 10.2.4.a to Registrant's Form 10-K
                                  for the year ended March 31, 1996.
*                       10.2.3.b  Third Addendum, dated as of March 1,
                                  1996,  to the Lease included as Exhibit
                                  10.2.3 above, incorporated  herein by
                                  reference to Exhibit 10.2.4.b to Registrant's
                                  Form 10-K for the year ended March 31, 1996.
*                       10.2.3.c  Fourth Addendum, dated as of April 16, 1996,
                                  to the Lease included as Exhibit 10.2.3
                                  above, incorporated herein by reference to
                                  Exhibit 10.2.2.c to Registrant's  Form 10-Q
                                  for the quarter ended June 30, 1997.
*                       10.2.3.d  Fifth Addendum, dated as of June 24, 1997, to
                                  the Lease included as Exhibit 10.2.3 above,
                                  incorporated  herein by reference to Exhibit
                                  10.2.2.d to Registrant's Form 10-Q for the
                                  quarter ended June 30, 1997.
*                       10.2.3.e  Sixth Addendum, dated as of March, 1998, to
                                  the Lease included as Exhibit 10.2.3 above,
                                  incorporated herein by reference to Exhibit
                                  10.2.3.e to Registrant's Form 10-Q for the
                                  quarter ended September 30, 1998.
*                       10.2.3.f  Seventh Addendum, dated as of July 20, 1998,
                                  to the Lease included as Exhibit 10.2.3
                                  above, incorporated herein by reference to
                                  Exhibit 10.2.3.f to Registrant's  Form 10-Q
                                  for the quarter ended  September 30, 1998.
*                       10.2.3.g  Eighth Addendum, dated as of September 8,
                                  1998, to the Lease included as Ehibit 10.2.3
                                  above, incorporated hereinby reference to
                                  Exhibit 10.2.3.g to Registrant's Form 10-Q
                                  for the quarter ended September 30, 1998.
*                       10.2.3.h  Sublease Agreement, dated as of September 1,
                                  1998, between Registrant and Aironet Wireless
                                  Communications, Inc. for the premises subject
                                  to the Lease included as Exhibit 10.2.3
                                  above, as amended through the Eighth
                                  Addendum thereto included as Exhibit 10.2.3.g
                                  above,  filed with the Original Filing.
*                       10.2.3.i  Renewal, dated June 16, 1999, with respect to
                                  the Sublease Agreement included as Exhibit
                                  10.2.3.h above, filed with the Original
                                  Filing.
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
                        lenders party thereto from time to time and The Bank of
                        New York, as letter of credit issuer, swing line lender
                        and agent for the lenders, dated as of March 8, 1996,
                        incorporated herein by reference to Exhibit 10.3.2 to
                        Registrant's Form 10-K for the year ended March 31,1996.

WHERE
FILED
-----
*                       10.3.1.a  Amendment No. 1, dated as of August 6, 1996,
                                  to the Agreement included as Exhibit 10.3.1
                                  above, incorporated herein by reference to
                                  Exhibit 10.3.2.a to Registrant's Form 8-K
                                  dated August 16, 1996.
*                       10.3.1.b  Amendment No. 2, dated as of December 16,
                                  1996, to the Agreement included as Exhibit
                                  10.3.1 above, incorporated herein by
                                  reference to Exhibit 10.3.2.c to Registrant's
                                  Form 8-K dated December 16, 1996.
*                       10.3.1.c  Amendment No. 3, dated as of  December 12,
                                  1997, to the Agreement included as Exhibit
                                  10.3.1 above, included herein by reference to
                                  Exhibit 10.3.1.d to Registrant's Form 10-K
                                  for the year ended March 31, 1998.
*                       10.3.1.d  Waiver and Agreement, dated as of December
                                  29, 1998, with respect to the Agreement
                                  included as Exhibit 10.3.1 above incorporated
                                  herein by reference to Exhibit 10.3.1.e to
                                  Registrant's Form 10-Q for the quarter ended
                                  December 31, 1998.
*                       10.3.1.e  Waiver Extension and Agreement, dated as of
                                  February 12, 1999, with respect to the
                                  Agreement included as Exhibit 10.3.1 above,
                                  incorporated herein by reference to Exhibit
                                  10.3.1.f to Registrant's Form 10-Q for the
                                  quarter ended December 31, 1998.
*                       10.3.1.f  Second Waiver Extension Agreement and
                                  Amendment No. 4, dated as of March 26, 1999,
                                  with respect to the Agreement included as
                                  Exhibit 10.3.1 above, incorporated herein by
                                  reference to Exhibit 10.3.1.a to Registrant's
                                  Form 8-K dated April 1, 1999.
*                       10.3.1.g  Amended and Restated Security Agreement,
                                  dated as of March 26, 1999, by and among
                                  Registrant and The Bank of New York, as
                                  Agent for the Lenders from time to time party
                                  to the Agreement included as Exhibit 10.3.1
                                  above, incorporated herein by reference to
                                  Exhibit 10.3.1.b to Registrant's Form 8-K
                                  dated April 1, 1999.
*                       10.3.1.h  Deed of Trust, Assignment of Leases and
                                  Rents, Security Agreement, Fixture Filing
                                  and Financing Statement, dated as of March
                                  26, 1999, by Registrant to First American
                                  Title Insurance Company as Trustee for the
                                  benefit of The Bank of New York, as Agent for
                                  the Lenders from time to time party to the
                                  Agreement included as Exhibit 10.3.1 above,
                                  filed with the Original Filing.
*                       10.3.1.i  Patent and Trademark Security Agreement,
                                  dated as of March 26, 1999, by Registrant and
                                  certain of its subsidiaries to  The Bank of
                                  New York, as Agent for the benefit of the
                                  Lenders from time to time party to the
                                  Agreement included as Exhibit 10.3.1 above,
                                  filed with the Original Filing.
*                       10.3.1.j  Pledge Agreement, dated as of March 26, 1999,
                                  by Registrant to The Bank of New York, as
                                  Agent for the benefit of the Lenders from
                                  time to time party to the Agreement included
                                  as Exhibit 10.3.1 above, filed with the
                                  Original Filing
*                       10.3.1.k  Third Waiver Extension Agreement and
                                  Amendment No. 5, dated as of June 29, 1999,
                                  with respect to the Agreement included
                                  as Exhibit 10.3.1 above, incorporated herein
                                  by reference to Exhibit 10.3.1.a to
                                  Registrant's Form 8-K dated July 1, 1999.

WHERE
FILED
-----
*               10.3.2  Business Purpose Revolving Promissory Note (Swing
                        Line) made by Registrant in favor of Bank One, NA , dated
                        August 4, 1998, incorporated herein by reference to
                        Exhibit 10.3.4 to Registrant's Form 10-Q for the
                        quarter ended June 30, 1998.
*                       10.3.2.a  Consent, dated as of December 29, 1998, with
                                  respect to the Note included as Exhibit
                                  10.3.2 above, incorporated herein by
                                  reference to Exhibit 10.3.4.a to Registrant's
                                  Form 10-Q for the quarter ended December 31,
                                  1998.
*                       10.3.2.b  Further Consent, dated as of February 12,
                                  1999, with respect to the Note included as
                                  Exhibit 10.3.2 above, incorporated herein by
                                  reference to Exhibit 10.3.4.a to Registrant's
                                  Form 10-Q for the quarter ended December 31,
                                  1998.
*                       10.3.2.c  Second Further Consent and Agreement, dated
                                  as of March 26, 1999, with respect to the
                                  Note included as Exhibit 10.3.2 above,
                                  incorporated herein by reference to Exhibit
                                  10.3.4.c b to Registrant's Form 8-K dated
                                  April 1, 1999.
*                       10.3.2.d  Amended and Restated Security Agreement,
                                  dated as of March 26, 1999, by and among
                                  Registrant and Bank One, NA with respect to
                                  the Note included as Exhibit 10.3.2 above,
                                  filed with the Original Filing
*                       10.3.2.e  Deed of Trust, Assignment of Leases and
                                  Rents, Security Agreement, Fixture Filing and
                                  Financing Statement, dated as of March 26,
                                  1999, by Registrant to First American Title
                                  Insurance Company as Trustee for the benefit
                                  of Bank One, NA with respect to the Note
                                  included as Exhibit 10.3.2 above, filed with
                                  the Original Filing.
*                       10.3.2.f  Patent and Trademark Security Agreement,
                                  dated as of March 26, 1999, by Registrant and
                                  certain of its subsidiaries to Bank One, NA
                                  with respect to the Note included as Exhibit
                                  10.3.2 above, filed with the Original Filing.
*                       10.3.2.g  Third Further Consent and Note Modification
                                  Agreement, dated as of June 29, 1999, with
                                  respect to the Note included as Exhibit
                                  10.3.2 above, incorporated herein by
                                  reference to Exhibit 10.3.2.g b to
                                  Registrant's Form 8-K dated July 1, 1999.
*        10.4   Amended and Restated Agreement between Registrant and Symbol
                Technologies, Inc., dated as of September 30, 1992,
                incorporated herein by reference to Exhibit 10.4 to
                Registrant's Form 10-K for the year ended March 31, 1998.
*        10.5   License, Rights, and Supply Agreement between Aironet
                Wireless Communications, Inc., a subsidiary of Registrant, and Registrant, dated as of March 31, 1998, incorporated
                herein by reference to Exhibit 10.5 to Registrant's Form
                10-K for the year ended March 31, 1998.
*               10.5.1  First Amendment, dated as of March 8, 1996, to the
                        Agreement included as Exhibit 10.5 above, filed with the
                        Original Filing.
*        10.6   Asset Purchase Agreement by and among Dynatech Corporation,
                IAQ Corporation, Registrant and Itronix Corporation, then a subsidiary of Registrant, dated as of December 28, 1996,
                incorporated herein by reference to Exhibit 2 to
                Registrant's Form 8-K dated December 31, 1996.
*        10.7   Agreement of Purchase and Sale of Assets by and among Vision
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

WHERE
FILED
-----
*               10.14.3  Registration Rights Agreement by and among Aironet
                         Wireless Communications, Inc. and certain of its security
                         holders, including Registrant and the investors
                         party to the Subscription Agreement included as
                         Exhibit 10.14 above, entered into as of March 31,
                         1998 in connection with the transactions under the
                         Subscription Agreement, incorporated herein by
                         reference to Exhibit 10.14.3 to Registrant's Form
                         10-K for the year ended March 31, 1998.
*        10.15  DFS Vendor Agreement between Registrant and Deutsche
                Financial Services Corporation, dated as of September 30,
                1998, incorporated herein by reference to Exhibit 10.15 to
                Registrant's Form 10-Q for the quarter ended December 31,
                1998.
*        21.    Subsidiaries of Registrant, filed with the Original Filing.
*        23.    Consent of PricewaterhouseCoopers LLP, filed with the
                Original Filing.
*        24.    Power of Attorney executed by the members of Registrant's
                Board of Directors, filed with the Original Filing.
*        27.    Financial Data Schedule as of March 31, 1999, filed with the
                Original Filing.
*        27.1   Restated Financial Data Schedule as of March 31, 1998, filed with the Original Filing(1).
*        27.2   Restated Financial Data Schedule as of March 31, 1997, filed with the Original Filing(1).
*        27.3   Restated Financial Data Schedule as of March 31, 1996, filed with the Original Filing(1).

---------------
 * Previously filed

** Filed herewith

(1) Included for convenience of reference with respect to the identified prior period affected by the restatements of Registrant's financial statements described in its press releases of December 11, 1998, February 23, 1999 and/or June 16, 1999, each as filed under cover of a Current Report on Form 8-K dated the respective dates of the press releases. The restated financial results are reflected and discussed in the consolidated financial statements included in Part II, Item 8 hereof and notes 3 and 23 thereto in lieu of Registrant separately filing of amendments to its Form 10-K and 10-Q filings for the affected periods as originally contemplated by the referenced press releases.