Form 10-Q
period 1999-06-30
TELXON CORP
filed 1999-08-16
CIK 352495

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]. No [X].*

* Other than its Quarterly Report on form 10-Q for the fiscal quarter ended December 31, 1998 and its Annual Report on Form 10-K for the fiscal year ended March 31, 1999, the registrant has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (during which the registrant has been subject to such filing requirements).

At June 30, 1999, there were 16,155,606 outstanding shares of the registrant's Common Stock.


                        This document contains 48 pages.

                               TELXON CORPORATION
        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   PART I.  FINANCIAL INFORMATION:                                         Page No.
                                                                           --------
         Item 1:  Consolidated Financial Statements
                  Balance Sheet                                               3
                  Statement of Operations                                     4
                  Statement of Cash  Flows                                    5
                  Notes to Consolidated Financial Statements                  6-19

         Item 2:  Management's Discussion and Analysis of Financial
                  Condition  and Results of Operations                        20-35

PART II. OTHER INFORMATION:

                  Item 6:  Exhibits and Reports on Form 8-K                   36-47

PART I. FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                       TELXON CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                (In thousands except share and per share amounts)

                                                                                       June 30,               March 31,
                                                                                         1999                    1999
                                                                                    ----------------       -----------------
ASSETS                                                                                (Unaudited)

Current assets:
Cash (including cash equivalents of $8,000 and $--)                                       $  26,095               $  22,459
Account receivable, net of allowance for doubtful
   accounts of $6,677 and $11,069                                                            76,640                  84,500
Notes and other accounts receivable                                                           5,687                   4,015
Inventories                                                                                 121,250                 129,049
Prepaid expenses and other                                                                    8,655                   9,029
                                                                                    ----------------       -----------------
             Total current assets                                                           238,327                 249,052
Property and equipment, net                                                                  73,272                  69,557
Intangibles and other assets, net                                                            28,142                  30,235
                                                                                    ================       =================
             Total                                                                        $ 339,741               $ 348,844
                                                                                    ================       =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable                                                                              $ 63,482               $  68,567
Capital lease obligations due within one year                                                   406                     525
Accounts payable                                                                             69,036                  64,966
Income taxes payable                                                                          9,017                   6,434
Accrued liabilities                                                                          80,937                  74,285
                                                                                    ----------------       -----------------
             Total current liabilities                                                      222,878                 214,777
Capital lease obligations                                                                     1,330                   1,435
Convertible subordinated notes and debentures                                               106,913                 106,913
Other long-term liabilities                                                                   5,221                   5,446
                                                                                    ----------------       -----------------
             Total liabilities                                                              336,342                 328,571
Minority interest                                                                             3,371                   3,307
Stockholders' equity
Preferred stock, $1.00 par value per share; 500
  shares authorized, none issued                                                                  -                       -
Common stock, $.01 par value per share; 50,000 shares
  authorized, 16,234  shares issued                                                             162                     162
Additional paid-in capital                                                                   87,029                  87,029
Retained deficit                                                                            (78,678)                (61,977)
Accumulated other comprehensive income for foreign currency translation                      (5,719)                 (5,464)
Unearned compensation relating to restricted stock awards                                       (64)                    (82)
Treasury stock; 78 shares of common stock at cost                                            (1,423)                 (1,423)
Notes related to purchase of subsidiary stock                                                (1,279)                 (1,279)
                                                                                    ----------------       -----------------
             Total stockholders' equity                                                          28                  16,966
                                                                                    ----------------       -----------------
Commitments and contingencies                                                                     -                       -
                                                                                    ================       =================
             Total                                                                        $ 339,741               $ 348,844
                                                                                    ================       =================



See accompanying notes to consolidated financial statements.

                     TELXON CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
              (In thousands except share and per share amounts)
                                 (Unaudited)

                                                                                                Three Months Ended
                                                                                                     June 30,
                                                                                       ---------------------------------------
                                                                                             1999                  1998
                                                                                       -----------------     -----------------
                                                                                                                (Restated)
Revenues:
      Product, net                                                                             $ 77,180              $ 90,192
      Customer service, net                                                                      20,139                20,970
                                                                                       -----------------     -----------------
Total net revenue                                                                                97,319               111,162

Cost of revenues:
      Product                                                                                    54,184                54,473
      Customer Service                                                                           12,433                12,826
                                                                                       -----------------     -----------------
Total cost of revenues                                                                           66,617                67,299

Gross profit                                                                                     30,702                43,863

Operating expenses:
      Selling expenses                                                                           20,965                23,542
      Product development and engineering expenses                                                8,908                 9,014
      General  & administrative expenses                                                         12,240                 9,506
      Unconsummated business combination costs                                                        -                 1,749
                                                                                       -----------------     -----------------
Total operating expenses                                                                         42,113                43,811

(Loss) income from  operations                                                                  (11,411)                   52

Interest income                                                                                     323                   179
Interest expense                                                                                 (3,292)               (1,713)
Gain on sale of subsidiary stock                                                                      -                   340
Other non-operating (expense) income, net                                                          (629)                1,020
                                                                                       -----------------     -----------------
Loss before income taxes                                                                        (15,009)                 (122)
Provision (benefit) for income taxes                                                              1,692                   (22)
                                                                                       -----------------     -----------------
Net loss                                                                                      $ (16,701)             $   (100)
                                                                                       =================     =================
Net loss per common share:
             Basic                                                                            $   (1.03)             $  (0.01)
             Diluted                                                                          $   (1.03)             $  (0.01)
Average number of common shares outstanding:
             Basic                                                                               16,156                16,080
             Diluted                                                                             16,156                16,080


See accompanying notes to consolidated financial statements.

                       TELXON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                                    Three Months Ended
                                                                                                        June 30,
                                                                                          -------------------------------------
                                                                                                1999                1998
                                                                                          -----------------   -----------------
Cash flows from operating activities:                                                                            (Restated)
  Net loss                                                                                       $ (16,701)           $   (100)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                                  6,177               6,233
      Amortization of restricted stock awards, net                                                      18                  78
      Provision for doubtful accounts                                                                1,157               2,431
      Provision for inventory obsolescence                                                           1,725                 688
      Gain on sale of subsidiary                                                                         -                (900)
      Gain on sale of non-marketable investments                                                      (761)                  -
      Loss on disposal of property and equipment                                                       108                  32
      Loss on carrying value of non-marketable investment                                            1,283                   -
      Minority interest                                                                                161                  37
      Changes in assets and liabilities:
             Accounts and notes receivable                                                           5,588              (2,805)
             Inventories                                                                             6,103              (5,707)
             Prepaid expense and other                                                                   7              (1,706)
             Intangibles and other assets                                                             (325)               (312)
             Accounts payable and accrued liabilities                                               13,312             (17,047)
             Other long-term liabilities                                                              (323)             (1,732)
                                                                                          -----------------   -----------------
   Net cash provided by (used in) operating activities                                              17,529             (20,810)
Cash flows from investing activities:
      Additions to property and equipment                                                           (7,845)             (9,868)
      Software and other investments                                                                (1,031)             (1,178)
      Purchase of non-marketable investments                                                             -              (1,950)
      Proceeds from the sale of non-marketable investment                                            1,523                   -
      Additions to long-term notes receivable                                                            -                (608)
                                                                                          -----------------   -----------------
   Net cash used in investing activities                                                            (7,353)            (13,604)
Cash flows from financing activities:
      (Repayments)  borrowings on notes payable, net                                                (5,085)             22,005
      Principal payments on capital leases                                                            (223)               (175)
      Costs related to public offering of subsidiary                                                (1,179)                  -
      Exercise of stock options (includes tax benefit)                                                   -                 584
                                                                                          -----------------   -----------------
   Net cash (used in) provided by financing activities                                              (6,487)             22,414
      Effect of exhange rate changes on cash                                                           (53)                 36
                                                                                          -----------------   -----------------
   Net increase (decrease) in cash and cash eqivalents                                               3,636             (11,964)
Cash and cash equivalents at beginning of period                                                    22,459              27,500
                                                                                          -----------------   -----------------
Cash and cash equivalents at end  of period                                                      $  26,095            $ 15,536
                                                                                          =================   =================


See accompanying notes to consolidated financial statements.

                       TELXON CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands except share and per share amounts)
                           (Unaudited and As Restated)

1.       Management Representation

         The consolidated financial statements of Telxon Corporation ("Telxon") and its subsidiaries (collectively with Telxon, the "Company") have been prepared without audit and in accordance with the instructions to Form 10-Q. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of results for the interim periods, have been made. The operating results for the three months ended June 30, 1999, are not necessarily indicative of the results that may be achieved for the year ending March 31, 2000. The statements, including the March 31, 1999 balance sheet, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999. Comparative June 30, 1998 consolidated financial statements are unaudited and as restated as discussed in Note 3 - Restatement.

2.       Financial Results and Liquidity

         The Company incurred a net loss in fiscal 1999 of $136,982 with a decrease in consolidated revenues of $74,862 as compared to fiscal 1998. Cash flows used by operations were $27,616 and cash flows used in investing activities were $40,921 for fiscal 1999. The primary source of cash flows for fiscal 1999 was net borrowings under its credit facilities (including product financing arrangements) which aggregated $65,567. The Company is currently in violation of its debt covenants related to these credit facilities and is unable to borrow additional funds against these facilities. Waivers for non-compliance have been obtained through August 30, 1999. The Company's stockholders' equity and working capital at March 31, 1999 was $16,966 and $34,275, respectively.

         During the quarter ended June 30, 1999, the Company incurred a net loss of $16,701 with a decrease in consolidated revenues of $13,843 as compared to the quarter ended June 30, 1998. Compared to the fourth quarter of fiscal 1999 ended March 31, 1999, revenues in the June 30, 1999 quarter increased $20,236. The Company generated cash flows from operating activities of $17,529 for the quarter ended June 30, 1999. The Company's stockholders' equity and working capital at June 30, 1999 was $28 and $15,449, respectively.

         Since joining the Company in March 1999, the Chief Executive Officer has formed the Company's executive management team and is in the process of implementing the team's operating plan to stabilize the Company and pursue growth opportunities in the mobile information systems industry. Management is actively seeking opportunities to generate cash from sources such as inventories and accounts receivable, managing vendor payments and related operating expenditures, and is improving operating processes (such as material requirements planning and design-to-cost) required to achieve its operating and financial goals. However, there can be no assurance that the cash flows generated from such sources will be sufficient to support the Company's efforts to manage the payment of the amounts presently owing to, or subsequently incurred with, its suppliers. If cash flows are not sufficient there could be disruption of the flow of necessary materials, components, services or other cash requirements of the Company. In addition, payments may ultimately be required in the near-term in settlement of the litigation, commitments and contingencies referenced in Note 9 - Litigation and

         Contingencies. Such payments could have a material adverse effect on the Company's cash flows and, in turn, on the Company's results of operations and financial condition.

         In connection with the granting of the waivers discussed above, the Company's existing lenders exercised their rights under the terms of their respective loans to file UCC financing statements to perfect the security interests previously conditionally granted in their favor by the Company in its accounts receivable, inventory and equipment, and the proceeds thereof, and subsequently required that the Company grant them security interests in substantially all of the Company's assets. The Company has been negotiating with financial institutions to provide adequate financial resources to execute the management team's operating plans.

         As discussed in Note 12 - Subsequent Events, the Company has received a commitment letter from a financial institution for a $100,000 senior credit facility. This commitment letter contains conditions precedent and subsequent. Therefore, there can be no absolute assurance that this credit facility will ultimately be executed and provide the financing sufficient to fund management's plans.

         Subsequent to June 30, 1999 the Company received $20,460 of the proceeds from the Initial Public Offering ("IPO") of Aironet Wireless Communications, Inc. ("Aironet"). One-half of these proceeds were used in order to partially repay the Company's current borrowings under its existing credit agreement. The remaining proceeds have been utilized to reduce amounts payable to vendors.

         The Company is currently meeting cash flow requirements from internally generated cash flows and has successfully managed the payments of vendors and employees without the disruption of the flow of necessary materials, components and services. However, there can be no assurance that the Company will continue to do so in the future. If the contemplated financing is not obtained prior to August 30, 1999, the Company will be required to obtain additional waivers under its current credit facilities. The lenders thereunder are under no obligation to grant such waivers. In the absence of any required further waivers the Company will be in default and subject to the lenders' rights of acceleration under its existing credit agreements and the lenders' rights and remedies as secured parties. Pending establishment of replacement credit facilities, the Company will continue to rely upon internally generated cash flows.

         Management believes that, despite the financial hurdles, liquidity shortfall and funding uncertainties going forward, it has a business plan that, if successfully funded and executed, can significantly improve the Company's operations and financial results. The support of the Company's vendors, customers, lenders, stockholders and employees will continue to be key to the Company's future success.

3.       Restatement

         On February 23, 1999, the Company announced that it would restate its previously issued financial statements for the fiscal years 1996, 1997 and 1998, and its unaudited interim financial statements for the first and second quarters of fiscal 1999. This restatement was based upon the completion of a review of certain judgmental accounting matters by the Audit Committee of the Board of Directors, the Company's management and the Company's then outside auditors, PricewaterhouseCoopers LLP.

         The accompanying financial statements reflect the announced restatement. The more significant restatement adjustments affecting the periods covered by the accompanying financial statements are described below.

         During the three months ended June 30, 1998, the Company has increased its product sales returns reserves by $3,963 to better reflect the levels of product returns in the Company's value-add distribution channel. The Company has also capitalized $1,950 previously expensed during the three months ended June 30, 1998, related to premiums paid to repurchase the common stock of its Metanetics Corporation subsidiary ("Metanetics") from a business partner, resulting in an investment to be amortized over a useful life of three years. Adjustments were also made to increase the Company's provision for the past due accounts receivable related to a foreign distributor as a result of questions regarding the on-going financial viability of the distributor. Such adjustments totaled $2,181 for the three months ended June 30, 1998. For the three months ended June 30, 1998, the Company also reduced its inventory reserves by $697 to better approximate the exposure related to on-hand inventories. Additionally, the Company has also made an adjustment to record, during the three months ended June 30, 1998, the $900 gain related to the sale of its Virtual Vision, Inc. subsidiary, which was previously recorded during the three months ended March 31, 1998, as certain conditions of the sale, though perfunctory, were not satisfied until after March 31, 1998.

         The following summarizes the effects of the restatement on the Company's consolidated statement of operations for the three months ended June 30, 1998:

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                     Three Months
                                                  Ended June 30, 1998
                                                     (Unaudited)

                                                  As
                                              Previously
                                               Reported      Restated
                                               --------      --------
Revenues:
   Product, net                                $  94,077    $  90,192
   Customer service, net                          20,970       20,970
                                               ---------    ---------
Total net revenues                               115,047      111,162
   Cost of revenues:
   Product                                        57,310       54,473
   Customer service                               12,826       12,826
                                               ---------    ---------
Total cost of revenues                            70,136       67,299

Gross profit                                      44,911       43,863

Operating expenses:
   Selling expenses                               21,361       23,542
   Product development and
     engineering expenses                          8,930        9,014
   General & administrative
     expenses                                      9,436        9,506
   Unconsummated business
      combination costs                            1,749        1,749
  Charge related to transactions with
      business partner                             1,950         --
                                               ---------    ---------
Total operating expenses                          43,426       43,811
                                               ---------    ---------

Income from operations                             1,485           52

Interest income                                      179          179
Interest expense                                  (1,713)      (1,713)
Gain on sale of subsidiary stock                    --            340
Other non-operating income
   (expense)                                         460        1,020
                                               ---------    ---------
Income (loss) before income
   taxes                                             411         (122)
Provision (benefit) for
   income taxes                                      165          (22)
                                               ---------    ---------

Net income (loss)                              $     246    $    (100)
                                               =========    =========
Net income (loss) per
   common share:
      Basic                                    $     .02    $    (.01)
                                               =========    =========
      Diluted                                  $     .01    $    (.01)
                                               =========    =========

Average number of common shares outstanding:
      Basic                                       16,080       16,080
                                               =========    =========
      Diluted                                     16,924       16,080
                                               =========    =========

4.       Earnings Per Share

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

                  Reconciliation of Numerators and Denominators
                    Of the Basic and Diluted EPS Computations
                     (In thousands except per share amounts)

         In the following table, net loss represents the numerator, and the shares represent the denominator, in the earnings per share calculation.

                                             For the Three Months Ended                    For the Three Months Ended
                                                   June 30, 1999                               June 30, 1998
                                   ------------------------------------------------ ------------------------------------------
                                         Net                        Per Share           Net                       Per Share
                                         Loss           Shares          Amount          Loss         Shares         Amount
                                   ----------------- -------------- --------------- ------------- -------------  -------------

Net loss                                   $(16,701)                                       $(100)
                                   =================                                =============
BASIC LOSS PER SHARE
Loss incurred by
  common stockholders                      $(16,701)        16,156        $ (1.03)         $(100)       16,080          $(0.01)
                                   =================                =============== =============                =============

EFFECT OF DILUTIVE
  SECURITIES
Options                                                          -                                           -
                                                     --------------                               -------------

DILUTED LOSS PER SHARE
Loss incurred by
  holders of common
  stock and common
  stock equivalents                        $(16,701)        16,156          (1.03)         $(100)       16,080         $(0.01)
                                   ================= ============== =============== ============= =============  =============

         Options to purchase 3,788,385 shares of common stock at a weighted average exercise price of $14.95 per share were outstanding at June 30, 1999, but were not included in the computation of diluted earnings per share for the three months then ended because the options would have had an anti-dilutive effect on the net loss for the period.

         Options to purchase 3,240,391 shares of common stock at a weighted average exercise price of $17.80 per share were outstanding at June 30, 1998, but were not included in the computation of diluted earnings per share for the three months then ended because the options would have had an anti-dilutive effect on the net loss for the period.

         The shares issuable upon conversion of Telxon's 5-3/4% Convertible Subordinated Notes and 7-1/2% Convertible Subordinated Debentures were omitted from the diluted earnings per share calculations because their inclusion at June 30, 1999 and 1998 would have had an anti-dilutive effect on earnings for the three months then ended.

5. Comprehensive Income
             Total comprehensive income consisted of the following:

                                                                               June 30,               June 30,
                                                                                 1999                   1998
                                                                           -----------------      -----------------
                                                                                                     (Restated)
             Net loss                                                              $(16,701)                $ (100)
             Other comprehensive (expense) income:
             Foreign currency translation adjustment                                   (255)                  (183)
                                                                           =================      =================
             Total comprehensive loss                                              $(16,956)                $ (283)
                                                                           =================      =================

6. Inventories
             Inventories consisted of the following:

                                                                               June 30,              March 31,
                                                                                 1999                   1999
                                                                           -----------------      -----------------
             Purchased components                                                  $ 51,081               $ 51,112
             Work-in-process                                                         31,426                 32,360
             Finished Goods                                                          38,743                 45,577
                                                                           -----------------      -----------------
                                                                                   $121,250               $129,049
                                                                           =================      =================

7.  Accrued Liabilities
             Accrued liabilities consisted of the following:

                                                                               June 30,              March 31,
                                                                                 1999                   1999
                                                                           -----------------      -----------------
             Deferred customer service revenues                                    $ 15,757               $ 15,351
             Deferred product revenues                                               21,140                 14,168
             Accrued discontinued product costs                                      12,667                 12,422
             Accrued payroll and other
                employee compensation                                                 8,323                 11,649
             Other accrued liabilities                                               23,050                 20,695
                                                                           -----------------      -----------------
                                                                                   $ 80,937               $ 74,285
                                                                           =================      =================


The Company's domestic accrual for severance costs increased from a balance of $3,429 at March 31, 1999 to a balance of $3,625 at June 30, 1999. This increase was caused by severance charges during the first quarter of fiscal 2000 of $1,018 partially offset by payments to previously terminated employees of $816. A total of 29 employees were severed during the first quarter of fiscal 2000. Of the 29 employees, 28 employees were terminated, and 1 employee was given a short period of notice. The areas of the Company affected were domestic sales operations, domestic product development, manufacturing operations and corporate administration. There have been no material changes to the amounts accrued at either March 31 or June 30, 1999.

8.  Supplemental Cash Flow Information

                                                                                                Three Months Ended
                                                                                 June 30,               June 30,
                                                                                   1999                   1998
                                                                             -----------------      -----------------
             Cash paid during the period for:
             Interest                                                                $  2,649               $  1,212
             Income taxes                                                            $    619               $  2,156


         Capital lease additions of $276 during the three months ended June 30, 1998 have been excluded from the accompanying consolidated statement of cash flows as a non-cash transaction. There were no capital lease additions during the three months ended June 30, 1999.


9.       Litigation and Contingencies

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

         On February 7, 1998, a complaint was filed against the Company in the District Court of Harris County, Texas, by Southwest Business Properties, the landlord of the Company's former Wynnwood Lane facility in Houston, Texas. The complaint alleges counts for breach of contract and temporary and permanent injunctive relief, all related to alleged environmental contamination at the Wynnwood property, and seeks specific performance, unspecified monetary damages for all injuries suffered by plaintiff, payment of pre-judgement interest, attorneys' fees and costs and other unspecified relief. In its Answer, Telxon denied plaintiff's allegations. No hearing has been had on, or is currently scheduled for, plaintiff's claim for temporary injunctive relief. The trial previously scheduled for March 1999 has been reset to commence on a day during the Court's two week docket beginning October 5, 1999, with the specific trial date to be set by the Court at that time.

         While the litigation with the landlord remains pending, Telxon and the landlord have agreed to file, and on July 7, 1999 filed, a joint application with the Texas Natural Resource Conservation Commission for approval of a proposed Response Action Work Plan for the property pursuant to the Commission's Voluntary Cleanup Program. The proposed plan projects completion of remediation and issuance of a closure certificate in 2002. To date, Telxon has not been advised of any action by the Commission with respect to the proposed plan, which could require modifications thereto as a condition of approval. Until such time as the plan is accepted and completed, its actual cost to Telxon cannot be quantified; however, the Company does not believe that remediation in accordance with the plan as proposed would have a material adverse effect on its results of operations for any quarter in which any associated charges would be taken. If the plan is not accepted substantially as proposed, or closure is not certified when contemplated by the proposed plan, and the Company were ultimately to become responsible for the alleged contamination, the associated loss could have a material adverse effect on results of operations for one or more quarters in which the associated charge(s) would be taken. Telxon believes that these claims lack merit, and it intends to vigorously defend this action.

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

         The Company has received a number of letters from its customers requesting Telxon to indemnify them with respect to their defense of demands which have been made on them by the Lemelson Medical, Education & Research Foundation Limited Partnership for the payment of a license fee for the alleged infringement of the Foundation's so-called "bar-code" patents by the customers' systems utilizing automatic identification technology, portions of which have been supplied by the Company. However, the Foundation has not to date asserted any claim directly against the Company. The Company believes that the patents so being asserted against its customers are invalid, unenforceable and not infringed. This position has also been taken by seven other companies in the automatic identification industry, including the Company's principal competitors, which in July 1999 announced their joint filing of a federal court action seeking a declaratory judgment to that effect against the Foundation.

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

10.      Income Taxes

         The Company's consolidated income tax provision for the quarter ended June 30, 1999 of $1,692 consists primarily of $1,325 and $330 related to the Company's operations in foreign tax jurisdictions and the Company's Aironet subsidiary, respectively. No tax benefit was recognized for the U.S. net operating loss for the three months ended June 30, 1999 based on the Company's assessment that it is more likely than not that these deferred tax assets will not be utilized through future taxable income or implementation of tax planning strategies.

11.      Subsidiary Stock Transactions and Divestitures

         During the three months ended June 30, 1999, the Company repurchased 60,000 shares of the voting common stock of Metanetics from former key employees, at a price of $2.00 per share. Giving effect to the share repurchase, the Company's interest in the voting common stock of Metanetics was 62% at June, 30, 1999. Prior to the repurchase of these shares, the Company's interest in the voting common stock of Metanetics was 60%.

         During the three months ended June 30, 1998, the Company entered into a series of transactions with a business partner relating to Metanetics, a development stage subsidiary that develops image processing technology. The Company repurchased 400,000 voting common shares of Metanetics for $1,950 or $4.875 per share. Simultaneously, the business partner agreed to pay amounts due of $1,850 for previously purchased manufacturing rights and software licenses. Additionally, the companies mutually agreed to terminate such agreements and released each other from any future liability related to the original agreements. The Company had originally recorded the additional $1,950 investment in Metanetics as an operating expense as of June 30, 1998, because of the historical financial losses of the subsidiary and future funding requirements for its operations. However, after further assessment as part of the restatement discussed in Note 3 - Restatement above, and based in part on an independent valuation of Metanetics, the Company has capitalized this additional investment as goodwill to be amortized over a useful life of three years. Giving effect to the share repurchase, the Company's interest in the voting common stock of Metanetics was 60% at June 30, 1998. Prior to the repurchase of these shares, the company's interest in the voting common stock of Metanetics was 52%.

         During the three months ended June 30, 1998, the Company's Aironet subsidiary sold 222,222 shares of its voting common stock to various third party investors at a price of $3.50 per share. Proceeds from this sale of stock were $778. The resulting pre-tax net gain of $340 was recorded as non-operating income in the accompanying consolidated statement of operations. In addition to the sale of the shares of stock, 66,667 warrants at $3.50 per share for the purchase of Aironet voting common stock were issued. A gain of $47 relating to these warrants has been deferred until the warrants are exercised or lapse. The Company's remaining interest in the issued voting common stock of Aironet at June 30, 1998, was 76%. Prior to the sale of these shares, the Company's interest in the voting common stock of Aironet was 78%.

         Effective March 31, 1998, the Company sold the stock of its Virtual Vision subsidiary to a third party in exchange for $500 in cash and $4,500 in Series F Preferred Shares of the purchaser at a value of $6.00 per share or 750,000 shares. As all of the conditions of the sale were not satisfied as of March 31, 1998, the related pre-tax gain of $900 was deferred. During the three months ended June 30, 1998, all of the conditions of the sale were satisfied and the Company recorded a pre-tax gain of $900 as non-operating income in the accompanying consolidated statement of operations.

12.      Subsequent Events

         Subsequent to June 30, 1999, 6,000,000 Aironet shares of voting common stock were sold in the IPO on the Nasdaq National Market at an offering price of $11.00 per share. Of the total number of shares offered, Aironet sold 4,000,000 shares, and the Company sold 2,000,000 shares. The aggregate proceeds, net of underwriting discounts and commissions, were $40,920 to Aironet and $20,460 to Telxon. Subsequent to this transaction the Company's remaining interest in Aironet was approximately 39%. Prior to the sale of these shares, the Company's interest in the voting common stock of Aironet was approximately 76%. As a result of this transaction and the dilution of its voting interest and control of Aironet, it is anticipated that the Company's consolidated results will no longer include Aironet.

         The following unaudited proforma statement of operations information for the three months ended June 30, 1999 and 1998 and the balance sheet data as of June 30, 1999 are presented below. The information below, which is based upon various assumptions, is not necessarily indicative of what would have occurred had the sale of Aironet shares occurred on April 1, 1998. The following proforma financial information assumes that the results of operations and financial position of Aironet have been removed from the Company's results of operations, including profit on intercompany transfers, and financial position in each period presented. The information presented also assumes that one-half of the proceeds from the sale of Aironet shares was used to partially repay the Company's existing credit facilities and one half was used to reduce accounts payable. The reduction in the amounts outstanding under the Company's existing credit facilities resulted in assumed interest savings computed at 9.75% per annum. Proforma adjustments were also made to record the investment of Aironet on the equity method as if the Company owned a 39% equity interest in Aironet.


                                                                                       (Unaudited)
                                                                                    Three Months Ended
                                                                         June 30, 1999            June 30, 1998
                                                                         -------------            -------------

           Total revenues                                                  $87,825                 $104,942

           (Loss) income from operations                                   (12,230)                      15

           Net (loss) income                                               (16,594)                     245

           (Loss) earnings per share:
               Basic
                   As reported                                              $(1.03)                  $(0.01)
                   Proforma                                                 $(1.03)                  $ 0.02
               Diluted
                   As reported                                              $(1.03)                  $(0.01)
                   Proforma                                                 $(1.03)                  $ 0.02

                                                                         June 30, 1999
                                                                         -------------
           Total assets                                                     $318,441

         Subsequent to June 30, 1999, the Company received a commitment letter from a financial institution to provide a $100,000 senior secured credit facility to the Company as a replacement for the Company's existing revolving credit agreement and business purpose promissory note. Such commitment letter is subject to conditions precedent and subsequent to closing. Borrowings under the revolving loan provisions of such facility would be subject to availability on qualifying accounts receivable and inventory, reduced by amounts borrowed under the facility's term loan features and amounts outstanding under letters of credit. Availability under the agreement is estimated to be $71,000 as of August 1, 1999. The facility would have three term loan features. The first term loan would have a limit of $6,000, but would be limited to a portion of the liquidation value of the Company's machinery and equipment. The repayment terms for this term loan would be straight-line over a 10-year period. The second term loan would have a limit of $10,000 and would be limited, together with the $20,000 term loan discussed below, by specified percentages of the market value of Aironet capital stock owned by the Company. The repayment of this term loan would be straight-line over a 3-year period. The third term loan of $20,000 would be limited by a specified percentage of the market value of Aironet capital stock owned by the Company. The repayment term of this loan would be due the earlier of 120 days from closing or upon any sale of additional capital stock of Aironet by the Company. The interest rate charged on the revolving loan, the $6,000 term loan, and the $20,000 term loan would be 2.75% above the Eurodollar rate or 0.5% above the financial institution's prime lending rate. Interest would be payable monthly. The interest rate charged would be subject to change based upon the Company's financial results. The interest rate on the $10,000 term loan would be fixed at 12.5%. The facility also would call for the payment of an unused line fee of 0.375% per annum on a monthly basis. The facility will be collateralized by substantially all of the Company's assets. Restrictive covenants with respect to this facility have not yet been determined.



13.      Business Segments

         The company's business consists of four operating segments:
         a)handhelds, workslates, and other mobile computing devices, through which the Company designs, develops, markets, and services a broad line of handheld devices ranging from low-end batch terminals to highly integrated mobile computers that incorporate laser bar code readers, including a variety of pen-based and touch screen workslate devices; b)its Aironet subsidiary (majority owned by the Company until the IPO), which designs, develops, markets, and services high speed standards-based wireless local area networking (LAN) solutions, for which Aironet's products utilize advanced high radio frequency and data communication technologies to connect users to computer networks,
         ranging in size and complexity from enterprise-wide    LANs to home
         networks; c)sales and distribution of all its product lines in Europe; and d)sales and distribution of all of its product lines in international locations outside of Europe.

         Summarized financial information concerning the Company's reportable segments is shown in the following table.


                                     United States
                               --------------------------
                               Other than   Consolidated                   Other      Adjustment &
                                 Aironet       Aironet       Europe        Int'l      Elimination   Consolidated
                               ------------------------------------------------------------------------------------
Three months ended
  June 30, 1999
Revenue from
   unaffiliated
   customers                        $60,466        $9,494      $20,875        $6,484                       $97,319
Revenue from
  intercompany sales                 11,054         2,909          154           733       (14,850)             $0
                               ------------------------------------------------------------------------------------
                Total revenues      $71,520       $12,403      $21,029        $7,217      ($14,850)        $97,319
                               ====================================================================================

(Loss) income before
  income tax                       ($17,772)         $859       $2,320        $1,072       ($1,488)      ($15,009)
                               ====================================================================================

Three months ended
  June 30, 1998
Revenue from
   unaffiliated customers           $80,282        $6,220      $17,561        $7,099                      $111,162
Revenue from
  intercompany sales                 10,826         3,256          146           614       (14,842)             $0
                               ------------------------------------------------------------------------------------

                Total revenues      $91,108        $9,476      $17,707        $7,713      ($14,842)       $111,162
                               ====================================================================================

(Loss) income before
  income tax                        ($4,064)         $277       $2,383        $1,260           $22           ($122)
                               ====================================================================================


14.      Reclassifications

         Certain items in the fiscal 1999 consolidated financial statements and notes thereto have been reclassified to conform to the fiscal 2000 presentation.

                       TELXON CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

IN ADDITION TO DISCUSSING AND ANALYZING THE COMPANY'S RECENT HISTORICAL FINANCIAL RESULTS AND CONDITION, THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES STATEMENTS REGARDING CERTAIN TRENDS OR OTHER FORWARD-LOOKING INFORMATION CONCERNING THE COMPANY'S ANTICIPATED REVENUES, COSTS, FINANCIAL RESOURCES OR OTHERWISE AFFECTING OR RELATING TO THE COMPANY WHICH ARE INTENDED TO QUALIFY FOR THE PROTECTIONS AFFORDED "FORWARD-LOOKING STATEMENTS" UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, PUBLIC LAW 104-67. THE FORWARD-LOOKING STATEMENTS MADE HEREIN AND ELSEWHERE IN THIS FORM 10-Q ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS OR OTHER FUTURE EVENTS PERTAINING TO THE COMPANY TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. THE SUMMARY OF CERTAIN OF THE RISKS AND OTHER IMPORTANT FACTORS WHICH MAY AFFECT THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL AND OTHER CONDITION OR SUCH OTHER FUTURE EVENTS UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" BELOW SHOULD BE READ IN CONJUNCTION WITH THE MORE COMPLETE DISCUSSION OF THOSE AND OTHER RISKS AND IMPORTANT FACTORS AFFECTING THE BUSINESS, OPERATING RESULTS AND CONDITION OF THE COMPANY UNDER "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - FACTORS THAT MAY AFFECT FUTURE RESULTS", AND OTHER CAUTIONARY STATEMENTS APPEARING UNDER "ITEM 1. BUSINESS" AND ELSEWHERE, IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K, FOR THE FISCAL YEAR ENDED MARCH 31, 1999.

On February 23, 1999, the Company announced that it would restate its previously issued financial statements for the fiscal years 1996, 1997 and 1998, and its unaudited interim financial statements for the first and second quarters of fiscal 1999. This restatement was based upon the completion of a review of certain judgmental accounting matters by the Audit Committee of the Board of Directors, the Company's management and the Company's then outside auditors, PricewaterhouseCoopers LLP. See Note 3 - Restatement to the accompanying consolidated financial statements for further detail concerning the restatement adjustments made. The financial information for all periods included in the following discussion gives effect to the restatement and should be read in conjunction with the restated information presented in Note 3 - Restatement to the accompanying consolidated financial statements.

Overview

The Company recorded a net loss of $16.7 million or $1.03 per common share (diluted) for the first quarter of fiscal 2000. In comparison, the Company recorded a net loss of $.1 million or $.01 per common share (diluted) for the first quarter of fiscal 1999. Consolidated revenues decreased $13.8 million or 13% from the fiscal 1999 first quarter but increased $20.2 million from the fiscal 1999 fourth quarter. First quarter fiscal 2000 gross profit fell $13.2 million over the same period. Overall operating expenses decreased $1.7 million in the fiscal 2000 first quarter primarily due to the absence of $1.7 million of unconsummated business combination costs incurred in response to takeover and proxy contest proposals during the first quarter of fiscal 1999. Additionally, the results include a tax provision of $1.7 million on a pre-tax loss due to foreign taxes and taxes related to the Company's Aironet subsidiary of $1.3 million and $.3 million, respectively. No tax benefit has been recognized for the first quarter of fiscal 2000 U.S. operating loss based on the Company's current assessment regarding the utilization and realization of such assets. The Company's operating activities provided cash flows of $17.5 million during the first quarter of fiscal 2000. This compares with cash used by operating activities of $20.8 million during the first quarter of fiscal 1999.

The Company operates in a rapidly changing and dynamic market, and the Company's strategies and plans are designed to adapt to changing market conditions where and when possible. However, there can be no assurance that the Company's management will identify the risks (especially those newly emerging from time to time) affecting, and their impact on, the Company and its business, that the Company's strategies and plans will take into account all market conditions and changes thereto, or that such strategies and plans will be successfully implemented. Accordingly, neither the historical results presented in the Company's consolidated financial statements and discussed herein, nor any forward-looking statements in this Form 10-Q are necessarily indicative of the Company's future results. See "Factors That May Affect Future Results" for a discussion of risk factors which may affect the Company's future results of operations.

Factors That May Affect Future Results

The Company's business, operating results and financial and other condition may be affected by a number of risks and other important factors, including, without limitation, the following, some of which are inherently difficult to identify and predict and/or are beyond the Company's control: general and industry-specific economic conditions; the identification and implementation of appropriate cost reduction, efficiency and other business process improvement strategies by the Company's new management team; sales and manufacturing cycles from quarter to quarter and within each quarter; the lengthened sales cycle for systems sales and possible associated delays in the Company's recognition of revenue therefrom; serving markets characterized by increasingly rapid technological change and associated changes in market demand, product obsolescence and price erosion; intense competition; the Company's ability to timely and cost-effectively gain and maintain market acceptance of its products; the levels of customer demand for the Company's products and customers' commitments of resources to information technology investments; concentration of revenues in the retail industry and possible decreases in their purchases from the Company in response to any downturn in general economic prospects or conditions to the extent that reduced levels of new store openings are not offset by their investment in the Company's systems to improve the efficiency of existing stores; ability to penetrate and expand revenues in new and existing markets; economic and business risks associated with foreign sales and operations; timely and efficient enhancement of appropriate product offerings through internal development and acquisition of, or investment in, new businesses and technologies; dependence on, and freedom from infringement of, technologies and other proprietary rights of, or by, third parties; government regulation of radio and other products, and product health and safety concerns; dependence on sole source, or a limited number of, suppliers; and attracting and retaining qualified employees. The Company's business, operating results and financial condition is also dependent upon the adequacy of the working capital and other financial resources available to it from time to time as discussed in Note 2 to the accompanying consolidated financial statements. In addition to being subject to the foregoing factors and other cautionary statements elsewhere in this Form 10-Q, the Company's conduct of its business, and the results and condition thereof, is also subject to the possible adverse effects of certain pending litigation and other contingencies discussed in Note 9 - Litigation and Contingencies to the accompanying consolidated financial statements included in Item 1 above. The financial results of the Company historically have not been materially adversely impacted as a result of inflation. However, there can be no assurance that inflation will not have a material adverse impact in the future.

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

The Company has purchased and continues to work with outside contractors to complete the installation of new corporate-wide information systems. Though the new systems were identified as a strategic business initiative independent of Year 2000 considerations, they are also being designed to make the Company's information systems Year 2000 ready. To date, the Company has installed the following phases of the new systems installation: key financial reporting, accounting, services help desk and contract billing, order entry, manufacturing, engineering documents management, and accounts receivable. One to four additional months of work may be required in order to achieve full user acceptance of these installed systems. While the new information systems will be dynamic ones permitting ongoing improvements as business needs are identified, the basic operational systems remaining to be installed are the product repair and service management systems. The installation of these remaining systems, is expected to be substantially completed during the second quarter of fiscal 2000.

The total capital expenditures for the new systems installation, including the addition of interfaces for "bolt-on" enhancements, is presently estimated to be approximately $36.0 million. In addition, the company will also accelerate the replacement of approximately $6.7 million of computer hardware in connection with the new systems installation. As of June 30, 1999, the Company had spent approximately $33.3 million in capital expenditures, purchased $.8 million of replacement computer hardware and leased an additional $4.2 million of replacement computer hardware. The company anticipates that it will lease all of its remaining replacement hardware requirements. The forgoing time and cost targets are management's current best estimates based on presently available information and numerous assumptions. Given the uncertainties and complexities inherent in any new system installation, there can be no assurance that the project will be completed within the expected time and cost parameters. For example, to the extent that any additional work is required after the targeted installation date in order to achieve full user acceptance of the new systems, the Company's monthly systems development expenditures have ranged from approximately $1.25 million to approximately $2.1 million.

In addition to these capitalized expenditures, the Company had incurred approximately $5.3 million of non-capitalizable expenses as of June 30, 1999, related to the new systems installation. These non-capitalizable expenses exclude the one-time, after-tax charge of $1.0 million recorded during fiscal 1998 as a change in accounting principle in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force consensus ruling "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation." The Company may incur additional non-capitalizable expenses in its efforts to complete the project within appropriate time constraints and to management requirements. These expenses cannot be quantified at this time.

The Company has engaged an outside consultant to evaluate the Year 2000 readiness of its engineering, manufacturing and customer maintenance and service Process Management Systems and information technology infrastructure. The consultant's findings and recommendations were received by the Company on February 8, 1999. The Year 2000 readiness inventory compiled by the consultant has been under continuing, extensive review by teams, including senior management from each of the affected functional areas. Giving effect to the teams' remediation efforts to date, approximately 80% of the inventoried items are currently Year 2000 ready. The costs of the study and resulting remediation are currently being borne by the respective functional areas. The functional teams continue to work toward completing their review and any necessary remediation as soon as practicable. To the extent any Year 2000 issues are identified, remediation options will include re-writing the affected software or replacing the affected hardware or software with hardware or software that is Year 2000 ready. The Company believes that, in general, replacement, Year 2000 ready hardware and software for its Process Management Systems and information technology infrastructure are readily available, making that the most likely means of addressing any remediation needs. The timetable and cost for any remediation that may ultimately be required with respect to the Company's Process Management Systems cannot be estimated.

To the extent that the re-writing of affected software is selected as the means for remediating any Year 2000 issues, whether in preparing upgrades to Company products, making Process Management Systems Year 2000 ready or otherwise, given the technical nature of the task of isolating and correcting non-compliant programming and the limited internal resources available, the increasing demand for available external resources and the Company's ability to fund the use of external resources, to perform the work, there can be no assurances as to if, when and at what cost any such software work can be completed.

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

There are several possible scenarios, which, alone or in aggregate effect, could, depending on the particular circumstances, materially adversely affect the Company's business and/or its financial results or conditions. These scenarios could affect the Year 2000 readiness of the Company's own product or service offerings, disrupt its business operations or negatively impact its operating results. The Company could be adversely affected by the failure of one or more of its suppliers of raw materials, components, peripherals, finished products or software or its providers of facilities, equipment and services to achieve Year 2000 readiness in their own operations or with respect to the items they supply or otherwise provide to the Company. If such an event were to, or circumstances indicate that one is likely to, occur, the Company would seek alternative sources of supply (the Company periodically reviews its sourcing options as part of its general operating procedures independent of Year 2000 concerns) or seek to develop or obtain a software upgrade to make the affected item Year 2000 ready. As with all businesses engaged in some facet of the computer industry, there is a risk that the Company's customers may, in advance of or after the change in the millennium, experience Year 2000 failures or other difficulties in their use of computer systems comprised of or incorporating products or services furnished by the Company and may commence legal action or seek other compensation for their resulting losses; such legal actions, even if not ultimately determined adverse to the Company, would likely involve significant defense costs to the Company, particularly where the combination of products and/or services of several different vendors in addition to the Company in the subject customer system presents complex issues for isolating the cause of the Year 2000 problem and determining the vendor responsible for that problem. Disruptions in the economy generally, domestically and/or in foreign countries, resulting from Year 2000 issues could also materially affect the Company. At this time, the Company does not believe that the likelihood of any of the above scenarios occurring can be reliably predicted, or that the nature or extent of their possible adverse effects on the Company, can be reasonably estimated. Though the Company currently does not have formal contingency plans in place to address any particular possible Year 2000 scenario, the Company intends to develop appropriate contingency plans if and when any significant risks relating to its Year 2000 readiness can be more definitely identified.

RESULTS OF OPERATIONS

The results of operations and financial position of the company discussed below contains the results of operations and financial position of Aironet for all periods presented.

Revenues
(in thousands)

                                               Three Months Ended
                                                     June 30,                                Decrease
                                      ---------------------------------------------      --------------------------------------
                                           1999                         1998                  Dollar             Percentage
                                      ---------------             -----------------      ------------------   -----------------
Product, net                                 $77,180                      $ 90,192               $ (13,012)             -14.4%
Customer service, net                         20,139                        20,970                    (831)              -4.0%
                                      ---------------             -----------------      ------------------
Total net revenues                           $97,319                      $111,162               $ (13,843)             -12.5%
                                      ===============             =================      ==================

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

The decrease in consolidated product revenues for the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999 was primarily due the absence of a large rollout of the Company's product to a large domestic retailer, for which revenue was deferred pending customer acceptance of such product. The amount of revenue deferred related to this transaction was $8.4 million. The revenues related to this one customer, in total, decreased $5.3 during the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. Additionally, there was an absence of a large rollout of the Company's product to a mobile services and repair operation of a manufacturing company which took place in the first quarter of fiscal 1999. The revenues related to this one transaction were $7.8 million. Also, the volume of revenues recorded in the Company's Value-Add distributor channel decreased approximately $5.9 million for the first quarter of fiscal 2000 as compared with the first quarter of fiscal 1999 as the Company's new management is emphasizing the direct sales channel. These decreases were partially offset by increases in revenues recorded in the Company's international operations and at Aironet.

The decrease in the consolidated customer service revenues during the first quarter of fiscal 2000 was primarily the result of decreased "time and material" repair billings due to start-up issues with the Company's new business information systems. This was also supplemented by the impact of decreased product revenues over the past two quarters. Partially offsetting these decreases was the continued growth in the Company's installed base of product.

Revenues from the Company's international operations (including Canada) increased $1.8 million or 5.7% during the first quarter of fiscal 2000 as compared to fiscal 1999 levels. The increase in the Company's international revenues was primarily caused by a $2.1 million increase in the Company's revenues in Germany, where a large rollout to a single customer took place and a $1.1 million increase in revenues in France. These increases were offset by a $1.2 million decrease in the Company's Canadian operation's revenues. Changes in foreign exchange rates did not have a material impact on the results of the Company's international operations.

The Company's reserve for sales returns and allowances decreased from a balance at March 31, 1999 of $15.0 million to a balance of $10.8 million at June 30, 1999. This decrease was caused by fewer outstanding accounts receivable from the Company's Value-Add distributors and improved rates of return and cash collections in the Company's direct sales channel.

Cost of Revenues
(in thousands)
                                                                            Three Months Ended
                                                      June 30,                              Decrease
                                                   ----------------------------------   -------------------------------------
Cost of Revenues:                                       1999              1998               Dollar            Percentage
                                                   ---------------   ----------------   -----------------   -----------------
Product                                                   $54,184            $54,473              $ (289)               -0.5%
Customer service                                           12,433             12,826                (393)               -3.1%
                                                   ---------------   ----------------   -----------------
Total cost of revenues                                    $66,617            $67,299              $ (682)               -1.0%
                                                   ===============   ================   =================

Cost of product revenue as a
  percentage of product revenue,
  net                                                          70.2%              60.4%

Cost of customer service revenue
  as a percentage of customer
  service revenue, net                                         61.7%              61.2%

The increase in the consolidated cost of product revenues as a percentage of consolidated product revenues was primarily the result of underabsorbed manufacturing overhead costs of $3.7 million due to lower than expected volumes and manufacturing inefficiencies. Also contributing to the increased cost percentage was an increase in the provisions for excess and obsolete manufacturing components of $.9 million, a negative purchase price variance related to manufacturing purchased components of $.3 million, and a provision for the write-down of equipment held subject to a lease of $.6 million. Fees accrued for distribution services provided by the Company's Value-Add distributors increased $.9 million during the first quarter of fiscal 2000 as compared with the first quarter of fiscal 1999. The Company also incurred severance charges of $.4 million related to terminated manufacturing personnel.

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

Management disposes of excess and obsolete inventory as necessary and as manpower permits, although there are no formal plans to do so. During the first quarter of fiscal 2000, the Company physically disposed of $1.2 million of excess and obsolete material. Of this amount, $1.0 million of manufacturing purchased components were scrapped and $.2 million of inventories in the Company's international operations were disposed of. There were no recoveries related to the disposal of this material.

Inventory allowance provisions for the quarter were composed of manufacturing purchased components of $1.3 million, customer service spare parts and used equipment of $.1 million and international finished goods inventories of $.3 million. At June 30, 1999, the inventory allowance accounts totaled $29.2 million and were composed of manufacturing purchased components of $22.7 million, customer service spare parts and used equipment of $4.1 million and international finished goods inventories of $2.0 million. In addition to the inventory allowance accounts, the Company has recorded accrued liabilities totaling $12.7 million for the purchase commitments to outside contract manufacturers for discontinued products.

At June 30, 1999, the Company had approximately $21.9 million of finished goods inventory held at distributors and customers and approximately $5.5 million of manufacturing components at contract manufacturers. At March 31, 1999, the Company had approximately $25.7 million of finished goods inventory held at distributors and customers and approximately $5.7 million of manufacturing components at contract manufacturers. The decrease in the amount of finished goods held at distributors and customers is the result of revenue recognized upon installation and customer acceptance of the Company's product. Additionally, the inventory value of finished goods due back from customers as a result of product returns decreased in proportion to the decrease in the reserve for sales returns and allowances.

The Company accrues fees due its distributors for the distribution services and technical support provided to end users as well as cooperative advertising costs. These fees are generally based upon the sales value of the goods to the end user. During the first quarter of fiscal 2000, the company incurred $.9 million of these fees.

The increase in the customer service cost of revenues as a percentage of customer service revenues during the first quarter of fiscal 2000 from comparable fiscal 1999 levels was due to the decrease in repair volumes as a result of lower revenues. The decrease in revenues resulted in fixed overhead costs being spread over a smaller revenue base and therefore negatively impacting customer service gross margins.

Operating Expenses
(in thousands)
                                                                         Three Months Ended                (Decrease)
                                                         June 30,                                 Increase
                                               ------------------------------------     -----------------------------------
Operating expenses:                                 1999                 1998               Dollar           Percentage
                                               ----------------     ---------------     ---------------    ----------------
Selling Expenses                                      $ 20,965             $23,542             $(2,577)              -10.9%
Product development and
   engineering expenses                                  8,908               9,014                (106)               -1.2%
General and administrative
   expenses                                             12,240               9,506               2,734                28.8%
Unconsummated business
   combination costs                                         -               1,749              (1,749)             -100.0%
                                               ----------------     ---------------     ---------------
Total operating expenses                              $ 42,113             $43,811             $(1,698)               -3.9%
                                               ================     ===============     ===============

Consolidated selling expenses as a percentage of total revenues increased to 22% in the first quarter of fiscal 2000 from 21% in the first quarter of fiscal 1999. The overall decrease in consolidated selling expenses was primarily due to a decrease in the provision for doubtful accounts related to the past due accounts receivable of a foreign distributor of $1.5 million. The provision recorded for the first quarter of fiscal 2000 was $.7 million as compared to $2.2 million in the first quarter of fiscal 1999. Commission expenses recorded during the first quarter of fiscal 2000 decreased $1.1 million due to the overall decrease in product revenues for the quarter as compared to the first quarter of fiscal 1999. During the first quarter of fiscal 2000, the Company experienced a decreased level of write-offs related to test equipment sent to customers of $.6 million and reduced recruitment and relocation costs of $.3 million. These decreases were partially offset by severance costs of $.3 million. Also offsetting the decreases above were increased selling and marketing expenses at the Company's Aironet subsidiary.

The Company's allowance for doubtful accounts decreased from a balance of $11.1 million at March 31, 1999 to a balance of $6.7 million at June 30, 1999. The Company provided for $1.1 million of bad debts and bad debt write-offs totaled $5.5 million during the first quarter of fiscal 2000. These bad debt write-offs included $3.3 million of accounts receivable related to the foreign distributor referenced above.

Consolidated product development and engineering expenses as a percentage of total revenues increased to 9% in the first quarter of fiscal 2000 from 8% in the first quarter of fiscal 1999. Consolidated product development and engineering expenses for the first quarter of fiscal 2000 remained consistent with product development and engineering expenses from comparable fiscal 1999 levels. However, there were decreases in domestic product development and engineering expenses related to the absence of costs related to the relocation of certain product development and engineering operations from Akron, Ohio to Houston, Texas. These costs totaled $.6 million and included recruitment and relocation costs, duplicate rent, and travel expenses. Engineering and development efforts also increased at the Company's Metanetics subsidiary $.3 million from comparable fiscal 1999 levels. The Company also incurred severance charges of $.2 million during the first quarter of fiscal 2000 related to its product development and engineering operations.

During the first quarter of fiscal 2000, the Company capitalized internal software development costs in accordance with the requirements of Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" aggregating $.7 million, offset by amortization of $1.1 million on previously unamortized software.

Consolidated general and administrative expenses as a percentage of total revenues were 13% and 9% for the first quarters of fiscal 2000 and 1999, respectively. Consolidated general and administrative expenses increased primarily due to increased expenses of $1.5 million related to its corporate information systems project. Of this increase in costs, $.5 million was due to an increase in amortization of previously capitalized project costs for systems modules placed in service and the remaining $1.0 million was related to increased training and data conversion costs. Also contributing to the increase in general and administrative expenses was increased depreciation and computer hardware and software maintenance primarily related to the Company's on-going information systems of $.7 million. Severance charges of $.1 million also increased general and administrative expenses for the first quarter of fiscal 2000.

The Company's domestic accrual for severance costs increased from a balance of $3.4 million at March 31, 1999 to a balance of $3.6 million at June 30, 1999. This increase was caused by severance charges during the first quarter of fiscal 2000 of $1.0 million partially offset by payments to previously terminated employees of $.8 million. A total of 29 employees were severed during the first quarter of fiscal 2000. Of the 29 employees, 28 employees were terminated and 1 employee was given a short period of notice. The areas of the Company affected were domestic sales operations, domestic product development, manufacturing operations and corporate administration. There have been no material changes to the amounts accrued at either March 31 or June 30, 1999.

Operating expenses for fiscal 2000 were favorably impacted by the absence of unconsummated business combination costs incurred in response to an unsolicited takeover proposal and to a proxy contest of $1.7 million.

Interest Expense and Other Non-operating Income (Expense), net
(in thousands)

                                                            Three Months Ended                        Increase
                                                                 June 30,                             (Decrease)
                                                    -----------------------------------   ------------------------------------
                                                         1999               1998              Dollar            Percentage
                                                    ---------------   -----------------   ----------------   -----------------
Interest income                                          $     323          $      179          $     144               80.4%
Interest expense                                            (3,292)             (1,713)            (1,579)              92.2%
Gain on sale of subsidiary stock                                 -                 340               (340)            -100.0%
Other non-operating (expense)
 income                                                       (629)              1,020             (1,649)            -161.7%
                                                    ---------------   -----------------   ----------------
Total interest expense and other
 non-operating (expense) income, net                     $  (3,598)         $     (174)         $  (3,424)               N.M.
                                                    ===============   =================   ================



Interest expense increased for the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999 due to the increased amounts outstanding under the Company's credit facilities. Amounts oustanding under these facilities were $63.5 million as of June 30, 1999 and $25.0 million as of June 30, 1998.

During the first quarter of fiscal 2000, the Company recorded $1.3 million of non-operating expense related to the reduction in carrying value of an investment in non-marketable securities. The Company's estimate of the reduction was based upon the market value of subsequent equity transactions of the investee with third parties. The investment is composed of preferred shares in the development-stage technology company that purchased the Company's Virtual Vision subsidiary.

During the first quarter of fiscal 2000, the Company sold an investment in marketable securities for cash proceeds of $1.5 million. As this investment was previously non-marketable, its carrying value was based upon the cost basis and was $.7 million. The Company therefore recorded a pre-tax gain of $.8 million.

During the first quarter of fiscal 1999, the transaction to sell the stock of Virtual Vision to a third party was consummated, resulting in the recording of a $.9 million non-operating gain. Subsequent to the consummation of the transaction, positive adjustments to such gain totaling $.1 million were recorded. These adjustments related to changes in purchase price based upon key employee retention rates subsequent to the transaction.

During the first quarter of fiscal 1999, Aironet sold 222,222 shares of its voting common stock to various third-party investors at a price of $3.50 per share. The resulting pre-tax net gain of approximately $.3 million was recorded as other non-operating income in the accompanying consolidated statement of operations. In addition to the sale of the shares of stock, 66,667 warrants at $3.50 per share for the purchase of Aironet voting common stock were issued. A gain of approximately $.05 million relating to these warrants has been deferred until the warrants are exercised or lapse. The Company's remaining interest in the voting common stock of Aironet at June 30, 1998, was approximately 76%.

Income Taxes
(in thousands)
                                            Three Months Ended
                                                  June 30,                                 Increase
                                      -----------------------------------      -----------------------------------
                                          1999                1998                Dollar            Percentage
                                      --------------     ----------------      --------------    -----------------
Provision (benefit) for
  income taxes                               $1,692                $ (22)             $1,714           N.M.


The Company's consolidated tax provision of $1.7 million on a pre-tax loss was due to foreign taxes and taxes related to the Company's Aironet subsidiary of $1.3 million and $.3 million, respectively. No tax benefit has been recognized for the first quarter of fiscal 2000 U.S. operating loss based on the Company's current assessment that it is more likely than not that these deferred tax assets will not be utilized through future taxable income or implementation of tax planning strategies.

Liquidity
(in thousands, except ratios)                                                                     Dollar
                                                      June 30,             March 31,             Increase
                                                        1999                 1999               (Decrease)
                                                   ----------------     ----------------     -----------------
Cash and cash equivalents                                 $ 26,095             $ 22,459              $  3,636
Accounts receivable                                         76,640               84,500                (7,860)
Notes and other receivables                                  5,687                4,015                 1,672
Inventories                                                121,250              129,049                (7,799)
Other                                                        8,655                9,029                  (374)
                                                   ----------------     ----------------     -----------------
Total current assets                                      $238,327             $249,052              $(10,725)
                                                   ================     ================     =================

Notes payable                                             $ 63,482             $ 68,567              $ (5,085)
Capital lease obligations                                      406                  525                  (119)
Accounts payable                                            69,036               64,966                 4,070
Income taxes payable                                         9,017                6,434                 2,583
Accrued liabilities                                         80,937               74,285                 6,652
                                                   ----------------     ----------------     -----------------
Total current liabilities                                 $222,878             $214,777              $  8,101
                                                   ================     ================     =================

Working capital (current assets
  less current liabilities)                               $ 15,449             $ 34,275              $(18,826)
                                                   ================     ================     =================

Current ratio (current assets
divided by current liabilities)                           1.1 to 1             1.2 to 1

The decrease in the Company's consolidated working capital at June 30, 1999, from March 31, 1999, was due primarily to the decrease in accounts receivable and inventories and the increases in accrued liabilities and accounts payable. These reductions in working capital were partially offset by increases in cash and a decrease in the notes payable balance. The decrease in the accounts receivable balance reflects improved cash collections in the Company's domestic operations for the month of June, 1999. Accordingly, consolidated days sales outstanding decreased from 98 days at March 31, 1999 to 72 days at June 30, 1999. The decrease in the Company's inventories related to the Company's finished goods inventory held at customers as the Company's reserve for sales returns and allowances was reduced, and revenues related to such goods has been recognized. Inventories related to manufacturing operations also declined due to a decrease in the purchase of components for the Company's products. Finished goods inventories declined primarily due to a large rollout that occurred in Germany. These decreases were partially offset by an increase in customer service spare parts inventories. Consolidated inventory turns decreased to approximately 1.8 at June 30, 1999, from approximately 2.3 at March 31, 1999. This decrease in inventory turns was primarily caused by the absence of inventory and other cost of revenues charges that occurred during the fourth quarter of fiscal 1999. Accrued liabilities increased primarily due to the increase in deferred hardware revenues as a large retail customer paid for the Company's products in advance of delivery of such products. Accounts payable increased as the Company continues to manage its payments to vendors. Notes payable decreased as the Company repaid amounts outstanding to financial institutions. These repayments were primarily related to a product financing arrangement.

Cash Flows from Operating Activities
(in thousands)                                                                                                   Dollar
                                                                       Three Months Ended                      (Decrease)
                                                                            June 30,                            Increase
                                                               ---------------------------------------         in Cash Flow
                                                                    1999                   1998                   Impact
                                                               ----------------      -----------------    --------------------
Net loss                                                              $(16,701)                $ (100)              $ (16,601)
Depreciation and amortization                                            6,177                  6,233                     (56)
Provision for doubtful accounts                                          1,157                  2,431                  (1,274)
Provision for inventory obsolescence                                     1,725                    688                   1,037
Accounts and notes receivable                                            5,588                 (2,805)                  8,393
Gain on sale of subsidiary                                                   -                   (900)                    900
Inventories                                                              6,103                 (5,707)                 11,810
Prepaid expenses and other                                                   7                 (1,706)                  1,713
Accounts payable and acrued liabilities                                 13,312                (17,047)                 30,359
Other                                                                      161                 (1,897)                  2,058
Net cash provided by (used in)
                                                               ================      =================    ====================
   operating activities                                               $ 17,529               $(20,810)               $ 38,339
                                                               ================      =================    ====================

The increase in cash flows from the Company's consolidated operating activities for the first quarter of fiscal 2000 from the corresponding fiscal 1999 period was primarily due to the increased cash flow impact of accounts payable and accrued liabilities, inventories, and accounts and notes receivable. These positive cash flow impacts were partially offset by the increase in the net loss incurred and decrease in the provision for doubtful accounts.

Cash Flows from Investing  Activities
(in thousands)
                                                                        Three Months Ended                     Dollar
                                                                            June 30,                          Increase
                                                               -------------------------------------       in Cash Flow
                                                                    1999                 1998                  Impact
                                                               ---------------     -----------------     -------------------
Additions to property and equipment                                   $(7,845)             $ (9,868)                $ 2,023
Software and other investments                                         (1,031)               (1,178)                    147
Purchase of non-marketable investments                                      -                (1,950)                  1,950
Proceeds from sale of non-marketable
   investments                                                          1,523                     -                   1,523
Other                                                                       -                  (608)                    608
                                                               ===============     =================     ===================
Net cash used in investing activities                                 $(7,353)             $(13,604)                $ 6,251
                                                               ===============     =================     ===================

The decrease in cash flows used in investing activities was primarily due to a decrease in the fixed asset additions for the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. The decrease in fixed asset additions was primarily the result of the absence of $2.7 million of capital additions related to the Company's relocation of certain product development and engineering operations from Akron, Ohio to Houston, Texas. This decrease was partially offset by a $1.4 million increase in the amount of capitalization of costs related to the Company's new corporate-wide information systems as this project nears completion. Capitalized project costs related to the project were $5.2 million during the first quarter of fiscal 2000 as compared to $3.8 million in the first quarter of fiscal 1999. Also contributing to the decrease in cash flows used in investing activities was the absence of purchases of non-marketable investments. Proceeds from the sale of non-marketable securities occurring during the first quarter of fiscal 2000 also contributed to the net decrease in cash flows used in investing activities.

Cash Flows from Financing  Activities
(in thousands)
                                                                           Three Months Ended                    Dollar
                                                                                June 30,                        Decrease
                                                                  ---------------      ---------------        in Cash Flow
                                                                       1999                 1998                 Impact
                                                                  ---------------      ---------------   --------------------
(Repayments) borrowings on notes
  payable, net                                                           $(5,085)             $22,005              $ (27,090)
Principal payments on capital leases                                        (223)                (175)                   (48)
Costs related to the public offering of
  subsidiary                                                              (1,179)                   -                 (1,179)
Proceeds from exercise of stock options                                        -                  584                   (584)
                                                                  ===============      ===============   ====================
Net cash  (used in)  provided by
  financing activities                                                   $(6,487)             $22,414              $ (28,901)
                                                                  ===============      ===============   ====================

The decrease in cash flows provided by financing activities was primarily the result of increased borrowings during the first quarter of fiscal 1999 in order to meet operating cash flow requirements for that period. There were no similar borrowings during the first quarter of fiscal 2000 as the Company could not borrow additional amounts under its existing credit facilities. The Company repayment of amounts due under product financing arrangements during the quarter reduced the outstanding notes payable balance.

Subsequent Events

Subsequent to June 30, 1999, the Company's Aironet subsidiary sold 6,000,000 shares of Aironet voting common stock in an initial public offering on the Nasdaq National Market at an offering price of $11.00 per share. Of the total number of shares offered, Aironet sold 4,000,000 shares and the Company sold 2,000,000 shares. The aggregate proceeds, net of underwriting discounts and commissions, were $40.9 million to Aironet and $20.5 million to Telxon. Subsequent to this transaction the Company's remaining interest in Aironet was approximately 39%. Prior to the sale of these shares, the Company's interest in the voting common stock of Aironet was approximately 76%. As a result of this transaction and the dilution of its voting interest and control of Aironet, the Company intends to cease consolidation of the results of Aironet.

Subsequent to June 30, 1999, the Company received a commitment letter from a financial institution to provide a $100.0 million senior secured credit facility to the Company as a replacement for the Company's existing revolving credit agreement and business purpose promissory note. Such commitment letter is subject to conditions precedent and subsequent to closing. Borrowings under the revolving loan provisions of such facility would be subject to availability on qualifying accounts receivable and inventory, reduced by amounts borrowed under the facility's term loan features and amounts outstanding under letters of credit. Availability under the agreement is estimated to be $71.0 million as of August 1, 1999. The facility would have three term loan features. The first term loan would have a limit of $6.0 million, but would be limited to a portion of the liquidation value of the Company's machinery and equipment. The repayment terms for this term loan would be straight-line over a 10-year period. The second term loan would have a limit of $10.0 million and would be limited, together with the $20.0 million term loan discussed below, by specified percentages of the market value of Aironet capital stock owned by the Company. The repayment of this term loan would be straight-line over a 3-year period. The third term loan of $20.0 million would be limited by a specific percentages of the market value of Aironet capital stock owned by the Company. The repayment term of this loan would be due the earlier of 120 days from closing or upon any sale of additional capital stock of Aironet by the Company. The interest rate charged on the revolving loan, the $6.0 million term loan, and the $20.0 million term loan would be 2.75% above the Eurodollar rate or 0.5% above the financial institution's prime lending rate. Interest would be payable monthly. The interest rate charged would be subject to change based upon the Company's financial results. The interest rate on the $10.0 million term loan would be fixed at 12.5%. The facility also would call for the payment of an unused line fee of 0.375% per annum on a monthly basis. The facility will be collateralized by substantially all of the Company's assets. Restrictive covenants with respect to this facility have not yet been determined.

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

During fiscal 1999, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 provides accounting and reporting standards for derivative instruments. This standard will require the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The Company is required to adopt the provisions of SFAS No. 133 during the first quarter of fiscal 2002 (as delayed by Statement of Financial Accounting Standards No. 137 - Deferral of the Effective Date of FASB Statement No. 133). Management believes that the adoption of this pronouncement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

PART II.  OTHER INFORMATION

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

                  3.2 Amended and Restated By-Laws of Registrant, incorporated herein by reference to Exhibit 3.2 to Registrant's Form 10-K for the year ended March 31, 1999.

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

                  10.1     Compensation and Benefits Plans of Registrant.

                           10.1.1 Amended and Restated Retirement and Uniform Matching Profit-Sharing Plan of Registrant, as amended, incorporated herein by reference to Exhibit 10.1.1 to Registrant's Form 10-K for the year ended March 31, 1999.

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

                           10.1.4 Non-Qualified Stock Option Agreement between Registrant and Raj Reddy, dated as of October 17, 1988, incorporated herein by reference to Exhibit 10.1.4 to Registrant's Form 10-Q for the year ended March 31, 1999.

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

                                         10.1.7.b          First Amendment to
                                                           Amended and Restated
                                                           1996 Stock Option
                                                           Plan for employees,
                                                           directors and
                                                           advisors of Aironet
                                                           Wireless
                                                           Communications, Inc.,
                                                           incorporated herein
                                                           by reference to
                                                           Exhibit 10.1.7.b to
                                                           Registrant's Form
                                                           10-K for the year
                                                           ended March 31, 1999.

                           10.1.8 1999 Stock Option Plan for Non-Employee Directors of Aironet Wireless
                                         Communications, Inc., incorporated
                                         herein by reference to Exhibit 10.1.8
                                         to Registrant's Form 10-K for the year
                                         ended March 31, 1999.

                           10.1.9 Non-Competition Agreement by and between Registrant and Robert F. Meyerson, effective February 27, 1997, incorporated herein by reference to
                                         Exhibit 10.1.8 to Registrant's Form
                                         10-K for the year ended March 31, 1997.

                           10.1.10 Employment Agreement between Registrant and John W. Paxton, Sr., effective as of March 22, 1999, incorporated herein by reference to Exhibit 10.1.10 to Registrant's Form 10-K for the year ended March 31, 1999.

                           10.1.11 Employment Agreement between Registrant and Kenneth A. Cassady, effective as of June 7, 1999, incorporated herein by reference to Exhibit 10.1.11 to Registrant's Form 10-K for the year ended March 31, 1999.

                           10.1.12 Employment Agreement between Registrant and Woody M. McGee, effective as of June 1, 1999, incorporated herein by reference to Exhibit 10.1.12 to Registrant's Form 10-K for the year ended March 31, 1999.

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

                           10.1.18 Amended and Restated Employment Agreement, effective as of April 1, 1997, between Registrant and David W. Porter, a former executive officer, incorporated herein by reference to
                                         Exhibit 10.1.13 to Registrant's Form
                                         10-K for the year ended March 31, 1998.

                           10.1.19 Letter agreement of Registrant with Robert A. Goodman, dated as of December 29, 1997 and executed and delivered January 20, 1998, for continued consulting services following certain changes in his law practice, incorporated herein by reference to
                                         Exhibit 10.1.17 to Registrant's Form
                                         10-K for the year ended March 31, 1998.

                           10.1.20 Amended and Restated Employment Agreement between Registrant and Gerald J. Gabriel, effective as of April 1, 1997, incorporated herein by reference to Exhibit 10.1.20 to Amendment No. 1 on Form 10-K/A to Registrant's Form 10-K for the year ended March 31, 1999.

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

                  10.2     Material Leases of Registrant.

                           10.2.1        Lease between Registrant and 3330 W.
                                         Market Properties, dated as of December
                                         30, 1986, for premises at 3330 West
                                         Market Street, Akron, Ohio,
                                         incorporated herein by reference to
                                         Exhibit 10.2.1 to Registrant's Form
                                         10-K for the year ended March 31, 1999.

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

                                         10.2.3.h          Sublease Agreement,
                                                           dated as of
                                                           September 1,
                                                           1998, between
                                                           Registrant and
                                                           Aironet Wireless
                                                           Communications, Inc.
                                                           for the premises
                                                           subject to the Lease
                                                           included as Exhibit
                                                           10.2.3 above, as
                                                           amended through the
                                                           Eighth Addendum
                                                           thereto included as
                                                           Exhibit 10.2.3.g
                                                           above, incorporated
                                                           herein by reference
                                                           to Exhibit 10.2.3.h
                                                           to Registrant's
                                                           Form 10-K for the
                                                           year ended March 31,
                                                           1999.

                                         10.2.3.i          Renewal, dated June
                                                           16, 1999, with
                                                           respect to the
                                                           Sublease Agreement
                                                           included as Exhibit
                                                           10.2.3.h above,
                                                           incorporated herein
                                                           by reference to
                                                           Exhibit 10.2.3.i to
                                                           Registrant's Form

                                                           10-K for the year
                                                           ended March 31, 1999.

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

                                         10.3.1.h          Deed of Trust,
                                                           Assignment of Leases
                                                           and Rents, Security
                                                           Agreement, Fixture
                                                           Filing and Financing
                                                           Statement, dated as
                                                           of March 26, 1999,
                                                           by Registrant to
                                                           First American Title
                                                           Insurance Company as
                                                           Trustee for the
                                                           benefit of The Bank
                                                           of New York, as
                                                           Agent for the
                                                           Lenders from time to
                                                           time party to the
                                                           Agreement included
                                                           as Exhibit 10.3.1
                                                           above, incorporated
                                                           herein by reference
                                                           to Exhibit 10..3.1.h
                                                           to Registrant's Form
                                                           10-K for the year
                                                           ended March 31, 1999.

                                         10.3.1.i          Patent and Trademark
                                                           Security Agreement,
                                                           dated as of March 26,
                                                           1999, by Registrant
                                                           and certain of its
                                                           subsidiaries to The
                                                           Bank of New York, as
                                                           Agent for the
                                                           benefit of the
                                                           Lenders from time to
                                                           time party to the
                                                           Agreement included as
                                                           Exhibit 10.3.1 above,
                                                           incorporated herein
                                                           by reference to
                                                           Exhibit 10.3.1 to
                                                           Registrant's Form
                                                           10-K for the year
                                                           ended March 31, 1999.

                                         10.3.1.j          Pledge Agreement,
                                                           dated as of March 26,
                                                           1999, by Registrant
                                                           to The Bank of New
                                                           York, as Agent for
                                                           the benefit of the
                                                           Lenders from time to
                                                           time party to the
                                                           Agreement included as
                                                           Exhibit 10.3.1
                                                           above, incorporated
                                                           herein by reference
                                                           to Exhibit 10.3.1.j
                                                           to Registrant's Form

                                                           10-K for the year
                                                           ended March 31, 1999.

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

                                         10.3.2.d          Amended and
                                                           Restated Security
                                                           Agreement, dated as
                                                           of March 26, 1999,
                                                           by and among
                                                           Registrant and Bank
                                                           One, NA with respect
                                                           to the Note included
                                                           as Exhibit 10.3.2
                                                           above, incorporated
                                                           herein by reference
                                                           to Exhibit 10..3.2.d
                                                           to Registrant's Form
                                                           10-K for the year
                                                           ended March 31, 1999.

                                         10.3.2.e          Deed of Trust,
                                                           Assignment of Leases
                                                           and Rents, Security
                                                           Agreement, Fixture
                                                           Filing and Financing
                                                           Statement, dated as
                                                           of March 26, 1999,
                                                           by Registrant to
                                                           First American Title
                                                           Insurance Company as
                                                           Trustee for the
                                                           benefit of Bank One,
                                                           NA with respect to
                                                           the Note included as
                                                           Exhibit 10.3.2 above,
                                                           incorporated herein
                                                           by reference to
                                                           Exhibit 10.3.2.e to
                                                           Registrant's Form
                                                           10-K for the year
                                                           ended March 31,
                                                           1999..

                                         10.3.2.f          Patent and Trademark
                                                           Security Agreement,
                                                           dated as of March
                                                           26, 1999, by
                                                           Registrant and
                                                           certain of its
                                                           subsidiaries to Bank
                                                           One, NA with respect
                                                           to the Note included
                                                           as Exhibit 10.3.2
                                                           above, incorporated
                                                           herein by reference
                                                           to Exhibit 10.3.2.f
                                                           to Registrant's Form
                                                           10-K for the year
                                                           ended March 31, 1999.

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

                  10.4 Amended and Restated Agreement between Registrant and Symbol Technologies, Inc., dated as of September 30, 1992, incorporated herein by reference to Exhibit
                           10.4 to Registrant's Form 10-K for the year ended March 31, 1998.

                  10.5 License, Rights, and Supply Agreement between Aironet Wireless Communications, Inc., a subsidiary of Registrant, and Registrant, dated as of March 31, 1998, incorporated herein by reference to Exhibit
                           10.5 to Registrant's Form 10-K for the year ended March 31, 1998.

                           10.5.1 First Amendment, dated as of March 8, 1996, to the Agreement included as
                                         Exhibit 10.5 above, incorporated
                                         herein by reference to Exhibit 10.5.1
                                         to Registrant's Form 10-K for the year
                                         ended March 31, 1999.

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

                  27. Financial Data Schedule as of June 30, 1999, filed herewith.

        (b) Reports on Form 8-K

        During the first quarter of fiscal 2000 to which this Annual Report on Form 10-Q relates, the Registrant filed the following Current Reports on Form 8-K: (1) Current Report bearing a cover date of April 1, 1999, attaching Registrant's press release of that date, announcing the extension of waivers under Registrant's revolving credit facility and separate business purpose revolving promissory note, effective through June 29, 1999, and certain related amendments to the underlying credit agreements, including the broadening of the lenders' collateral, as well as an approximately 4% reduction in Registrant's workforce; (2) Current Report bearing a cover date of May 14, 1999, attaching the press release issued by Registrant's Aironet Wireless Communications, Inc. subsidiary on that date regarding the filing of a Registration Statement with the Securities and Exchange Commission for a contemplated initial public offering of Aironet common stock; (3) Current Report bearing a cover date of June 16, 1999, attaching the Registrant's press release of that date, announcing a delay in the release of its financial results for the fourth quarter, ended March 31, 1999, of its 1999 fiscal year, that it expects a significant loss for the quarter, including adjustments for the "end-of-life" and discontinuation of certain products, a further restatement of the previously released results for its second fiscal quarter ended September 30, 1998 based on a year-end review by Registrant's outside auditors of a customer lease transaction and progress made by Registrant in the implementation of its new strategic plan.

        Subsequent to the end of the first quarter of fiscal 2000, Registrant filed the following Current Reports on Form 8-K: (i) Current Report bearing a cover date of July 1, 1999, attaching Registrant's press release of that date, announcing the further extension of waivers under Registrant's revolving credit facility and separate business purpose revolving promissory note, effective through August 30, 1999, and certain related amendments to the underlying credit agreements as well as a delay in the filing of the Form 10-K for Registrant's fiscal year ended March 31, 1999 pending completion of the closing of the Registrant's fourth fiscal quarter and the annual audit of its fiscal 1999 financial statements; (ii) Current Report bearing a cover date of July 14, 1999, which announced Registrant's financial results for the fourth quarter of fiscal 1999, and the fiscal year, ended March 31, 1999 (the press release, as incorporated in the Form 8-K, includes unaudited condensed consolidated balance sheets for the Registrant for March 31, 1999 and March 31, 1998 and unaudited condensed consolidated statements of operations for Registrant for the quarterly and twelve-month periods ended March 31, 1999 and March 31, 1998, which financial statements give effect to the restatements previously discussed in the Registrant's February 23, 1999, March 1, 1999 and June 16, 1999 press releases, each of which have been filed under cover of a form 8-K bearing a cover date as of the respective press release dates); and (iii) Current Report bearing a cover date of July 19, 1999, reporting the Company's engagement of Arthur Andersen LLP to audit the Company's consolidated financial statements for the fiscal year ending March 31, 2000 and the dismissal of PricewaterhouseCoopers LLP as the principal accountant to audit the Company's consolidated financial statements effective upon the completion of the audit of the Company's consolidated financial statements for the fiscal year ended
March 31, 1999 and the issuance of their report thereon.

                               TELXON CORPORATION

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this Form 10-Q to be signed and on its behalf by the undersigned thereunto duly authorized.


Date:             August 16, 1999


                                                   TELXON CORPORATION
                                                   (Registrant)



                                                   /s/  Woody M. McGee
                                                   -----------------------
                                                   Woody M. McGee,
                                                   Vice President and Chief
                                                     Financial Officer

                               TELXON CORPORATION

                                    EXHIBITS

                                       TO

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999

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

*                 3.2      Amended and Restated By-Laws of Registrant, as amended,  incorporated herein by reference  to Exhibit  3.2 to  Registrant's  Form 10-K for the year ended March
                           31, 1999.

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

*                          4.3.2         Letter agreement among Registrant,  KeyBank National  Association and Harris  Trust and

                                         Savings  Bank,     dated   June 11,  1997,  with  respect  to the
                                         appointment  of  Harris  Trust  and  Savings  Bank  as  successor
                                         Rights  Agent  under  the Rights  Agreement  included  as Exhibit
                                         4.3  above,  incorporated  herein by  reference to Exhibit  4.3.2 to  Registrant's  Form  10-K  for the year  ended  March 31,1997.

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

                  10.1     Compensation and Benefits Plans of Registrant.

*                          10.1.1        Amended     and     Restated    Retirement   and  Uniform Matching
                                         Profit-Sharing Plan of Registrant, as amended, incorporated herein by reference to Exhibit 10.1.1  to Registrant's Form  10-K for the
                                         year ended March 31, 1999.

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
                           Registrant and Raj Reddy, dated as of October 17,
                           1988, incorporated herein by reference to Exhibit
                           10.1.4 to Registrant's Form 10-K for the year ended
                           March 31, 1999.

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

*                          10.1.7.b First Amendment to Amended and Restated 1996
                                    Stock Option Plan for employees, directors and advisors of Aironet Wireless Communications, Inc., incorporated herein by reference to Exhibit 10.1.7.b to Registrant's Form 10-K for the year ended March 31, 1999.

*                 10.1.8   1999 Stock Option Plan for Non-Employee Directors of
                           Aironet Wireless Communications, Inc., incorporated herein by reference to Exhibit 10.1.8 to Registrant's Form 10-K for the year ended
                           March 31, 1999.

*                 10.1.9   Non-Competition Agreement by and between Registrant
                           and Robert F. Meyerson, effective

                              February 27, 1997, incorporated herein by reference to Exhibit 10.1.8 to Registrant's Form 10-K for the year ended March 31, 1997.

*                   10.1.10   Employment Agreement between Registrant and John
                              W. Paxton, Sr., effective as of March 22, 1999, incorporated herein by reference to Exhibit
                              10.1.10 to Registrant's Form 10-K for the year ended March 31, 1999.

*                   10.1.11   Employment Agreement between Registrant and
                              Kenneth A. Cassady, effective as of June 7, 1999, incorporated herein by reference to Exhibit
                              10.1.11 to Registrant's Form 10-K for the year ended March 31, 1999.

*                   10.1.12   Employment Agreement between Registrant and Woody
                              M. McGee, effective as of June 1, 1999,
                              incorporated herein by reference to Exhibit
                              10.1.12 to Registrant's Form 10-K for the year ended March 31, 1999.

*                   10.1.13   Amended and Restated Employment Agreement between
                              Registrant and James G. Cleveland, effective as of April 1, 1997, incorporated herein by reference to
                              Exhibit 10.1.10 to Registrant's Form 10-K for the year ended March 31, 1998.

*                   10.1.14   Amended and Restated Employment Agreement between
                              Registrant and Danny R. Wipff, effective as of April 1, 1997, incorporated herein by reference to
                              Exhibit 10.1.14 to Registrant's Form 10-K for the year ended March 31, 1998.

*                   10.1.15   Description of Key Employee Retention Program,
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
                                        Form 10-K for the year ended March 31,
                                        1998.

*                   10.1.16   Employment Agreement, effective as of April 1,
                              1997, between Registrant and Frank E. Brick, a former executive officer, incorporated herein by reference to Exhibit 10.1.9 to Registrant's Form
                              10-K for the year ended March 31, 1998.

*                   10.1.17   Amended and Restated Employment Agreement,
                              effective as of April 1, 1997, between Registrant and Kenneth W. Haver, a former executive officer, incorporated herein by reference to Exhibit
                              10.1.11 to Registrant's Form 10-K for the year ended March 31, 1998.

*                   10.1.18   Amended and Restated Employment Agreement,
                              effective as of April 1, 1997, between Registrant and David W. Porter, a former executive officer, incorporated herein by reference to Exhibit
                              10.1.13 to Registrant's Form 10-K for the year ended March 31, 1998.

*                   10.1.19   Letter agreement of Registrant with Robert A.
                              Goodman, dated as of December 29, 1997 and executed and delivered January 20, 1998, for continued consulting services following certain changes in his law practice, incorporated herein by reference to Exhibit 10.1.17 to Registrant's
                              Form 10-K for the year ended March 31, 1998.

*                  10.1.20    Amended and Restated Employment Agreement
                              between Registrant and Gerald J. Gabriel, effective as of April 1, 1997, incorporated herein by reference to Exhibit 10.1.20 to Amendment No. 1 on Form 10-K/A to Registrant's
                              Form 10-K for the year ended March 31, 1999.

*                  10.1.21    Amended and Restated Employment Agreement
                              between Registrant and David D. Loadman, a former executive officer, incorporated herein by reference to Exhibit 10.1.12 to Registrant's
                              Form 10-K for the year ended March 31, 1998.

          10.2      Material Leases of Registrant.

*                   10.2.1    Lease between Registrant and 3330 W. Market
                              Properties, dated as of December 30, 1986, for premises at 3330 West Market Street, Akron, Ohio, incorporated herein by reference to Exhibit 10.2.1 to Registrant's Form 10-K for the year ended March
                              31, 1999.

*                   10.2.2    Lease Agreement between The Woodlands Commercial
                              Properties Company, L.P. and Registrant, made and entered into as of January 16, 1998, including
                              Rider No. 1 thereto, for premises at 8302 New
                              Trails Drive, The Woodlands, Texas, incorporated herein by reference to Exhibit 10.2.2 to Registrant's Form 10-K for the year ended March
                              31, 1998.

*                   10.2.3    Standard Office Lease (Modified Net Lease) between
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

*                             10.2.3.h  Sublease Agreement, dated as of
                                        September 1, 1998, between Registrant
                                        and Aironet Wireless Communications,
                                        Inc. for the premises subject to the
                                        Lease included as Exhibit 10.2.3 above,
                                        as amended through the Eighth
                                        Addendum thereto included as Exhibit
                                        10.2.3.g above, incorporated herein by
                                        reference to Exhibit 10.2.3.h to
                                        Registrant's Form 10-K for the year
                                        ended March 31, 1999.

*                             10.2.3.i  Renewal, dated June 16, 1999, with
                                        respect to the Sublease Agreement
                                        included as Exhibit 10.2.3.h    above,
                                        incorporated herein by reference to
                                        Exhibit 10.2.3.i to Registrant's Form
                                        10-K for the year ended March 31, 1999.

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

*                             10.3.1.h  Deed of Trust, Assignment of Leases and
                                        Rents, Security Agreement, Fixture
                                        Filing and Financing Statement, dated as of March 26, 1999, by Registrant to First American Title Insurance Company as Trustee for the benefit of The Bank of New York, as Agent for the Lenders from time to time party to the Agreement included as Exhibit 10.3.1 above, incorporated herein by reference to
                                        Exhibit 10.3.1.h to Registrant's Form
                                        10-K for the year ended March 31, 1999.

*                             10.3.1.i  Patent and Trademark Security Agreement,
                                        dated as of March 26, 1999, by
                                        Registrant and certain of its
                                        subsidiaries to The Bank of New York, as Agent for the benefit of the Lenders from time to time party to the Agreement included as Exhibit 10.3.1 above, incorporated herein by reference to
                                        Exhibit 10.3.1.i to Registrant's Form
                                        10-K for the year ended March 31, 1999.

*                             10.3.1.j  Pledge Agreement, dated as of March 26,
                                        1999, by Registrant to The Bank of New
                                        York, as Agent for the benefit of the
                                        Lenders from time to time party to the
                                        Agreement included as Exhibit 10.3.1
                                        above, incorporated herein by reference
                                        to Exhibit 10.3.1.j to Registrant's Form
                                        10-K for the year ended March 31, 1999.

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

*                   10.3.2.d  Amended and Restated Security Agreement, dated as of March 26, 1999, by and among Registrant and Bank One, NA with respect to the Note included as
                              Exhibit 10.3.2 above, incorporated herein by reference to Exhibit 10.3.2.d to Registrant's Form 10-K for the year ended March 31, 1999.

*                   10.3.2.e  Deed of Trust, Assignment of Leases and Rents,
                              Security Agreement, Fixture Filing and Financing Statement, dated as of March 26, 1999, by Registrant to First American Title Insurance Company as Trustee for the benefit of Bank One, NA with respect to the Note included as Exhibit
                              10.3.2 above,
                                        incorporated herein by reference to
                                        Exhibit 10.3.2.e to Registrant's Form
                                        10-K for the year ended March 31, 1999.

*                             10.3.2.f  Patent and Trademark Security Agreement,
                                        dated as of March 26, 1999, by
                                        Registrant and certain of its
                                        subsidiaries to Bank One, NA with
                                        respect to the Note included as Exhibit
                                        10.3.2 above, incorporated herein by
                                        reference to Exhibit 10.3.2.f to
                                        Registrant's Form 10-K for the year
                                        ended March 31, 1999.

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

*         10.5      License, Rights, and Supply Agreement between Aironet
                    Wireless Communications, Inc., a subsidiary of Registrant, and Registrant, dated as of March 31, 1998, incorporated herein by reference to Exhibit 10.5 to Registrant's Form
                    10-K for the year ended March 31, 1998.

*                   10.5.1    First Amendment, dated as of March 8, 1996, to the
                              Agreement included as Exhibit 10.5 above, incorporated herein by reference to Exhibit 10.5.1 to Registrant's Form 10-K for the year ended March
                              31, 1999.

*         10.6      Asset Purchase Agreement by and among Dynatech Corporation,
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

*                             10.14.1   Form of Warrant issued pursuant to the
                                        Subscription Agreement included as
                                        Exhibit 10.14 above, incorporated herein by reference to Exhibit 10.14.1 to Registrant's Form 10-K for the year ended March 31, 1998.

*                             10.14.2   Stockholders Agreement by and among
                                        Aironet Wireless Communications, Inc.
                                        and its Stockholders party thereto,
                                        including Registrant and the investors
                                        party to the Subscription Agreement
                                        included as Exhibit 10.14 above, entered into as of March 31, 1998 in connection with the transactions under the
                                        Subscription Agreement, incorporated
                                        herein by reference to Exhibit 10.14.2
                                        to Registrant's Form 10-K for the year
                                        ended March 31, 1998.

*                             10.14.3   Registration Rights Agreement by and
                                        among Aironet Wireless Communications,
                                        Inc. and certain of its security
                                        holders, including Registrant and the
                                        investors party to the Subscription
                                        Agreement included as Exhibit 10.14
                                        above, entered into as of March 31, 1998 in connection with the transactions under the Subscription Agreement, incorporated herein by reference to
                                        Exhibit 10.14.3 to Registrant's Form
                                        10-K for the year ended March 31, 1998.

*                   10.15     DFS Vendor Agreement between Registrant and
                              Deutsche Financial Services Corporation, dated as of September 30, 1998, incorporated herein by reference to Exhibit 10.15 to Registrant's Form
                              10-Q for the quarter ended December 31, 1998.


**                  27.       Financial Data Schedule as of June 30, 1999, filed
                              herewith.


-------------------------------
*        Previously filed

**       Filed herewith