Form 10-Q
period 1999-09-30
TELXON CORP
filed 1999-11-15
CIK 352495

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

At September 30, 1999, there were 16,277,087 outstanding shares of the registrant's Common Stock.

                               TELXON CORPORATION
        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PART I.       FINANCIAL INFORMATION:                                                                    Page No.
                                                                                                        -------
         Item 1:      Consolidated Financial Statements
                      Balance Sheet                                                                       3
                      Statement of Operations                                                             4
                      Statement of Cash  Flows                                                            5
                      Notes to Consolidated Financial Statements                                          6-21

         Item 2:      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                 22-40

         Item 3:      Quantitative and Qualitative Disclosure About Market Risk                           41

PART II.      OTHER INFORMATION:

         Item 1:      Legal Proceedings                                                                   42

         Item 4:      Submission of Matters to a Vote of Security Holders                                 42

         Item 6:      Exhibits and Reports on Form 8-K                                                    42-53

PART I. FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                       TELXON CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     (In thousands except per share amounts)

                                                                                     September 30,             March 31,
                                                                                          1999                   1999
                                                                                    -----------------       ----------------
ASSETS                                                                                (Unaudited)
Current assets:
Cash                                                                                       $  12,176              $  22,459
Account receivable, net of allowance for doubtful
   accounts of $4,573 and $11,069                                                             71,277                 84,500
Notes and other accounts receivable                                                            1,581                  4,015
Receivable from affiliate                                                                      1,042                      -
Inventories                                                                                   95,422                129,049
Prepaid expenses and other                                                                     7,649                  9,029
                                                                                    -----------------       ----------------
              Total current assets                                                           189,147                249,052
Property and equipment, net                                                                   67,525                 69,557
Intangibles and other assets, net                                                             24,099                 30,235
Investment in affiliate                                                                       21,307                      -
                                                                                    -----------------       ----------------
              Total                                                                        $ 302,078              $ 348,844
                                                                                    =================       ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable                                                                              $  41,725              $  68,567
Capital lease obligations due within one year                                                    414                    525
Accounts payable                                                                              41,398                 64,966
Payable to affiliate                                                                           4,213                      -
Income taxes payable                                                                           7,965                  6,434
Accrued liabilities                                                                           63,970                 74,285
                                                                                    -----------------       ----------------
              Total current liabilities                                                      159,685                214,777
Capital lease obligations                                                                      1,224                  1,435
Convertible subordinated notes and debentures                                                106,913                106,913
Long-term debt                                                                                13,067                      -
Other long-term liabilities                                                                    4,397                  5,446
                                                                                    -----------------       ----------------
              Total liabilities                                                              285,286                328,571
Minority interest                                                                                  -                  3,307
Stockholders' equity
Preferred stock, $1.00 par value per share; 500
  shares authorized, none issued                                                                   -                      -
Common stock, $.01 par value per share; 50,000 shares
  authorized, 16,277 and 16,234 shares issued                                                    163                    162
Additional paid-in capital                                                                    86,631                 87,029
Retained deficit                                                                             (63,720)               (61,977)
Accumulated other comprehensive income for foreign currency translation                       (4,563)                (5,464)
Unearned compensation relating to restricted stock awards                                       (334)                   (82)
Treasury stock; 5 and 78 shares of common stock at cost                                         (106)                (1,423)
Notes related to purchase of subsidiary stock                                                 (1,279)                (1,279)
                                                                                    -----------------       ----------------
              Total stockholders' equity                                                      16,792                 16,966
                                                                                    -----------------       ----------------
Commitments and contingencies                                                                      -                      -
                                                                                    -----------------       ----------------
              Total                                                                        $ 302,078              $ 348,844
                                                                                    =================       ================


See accompanying notes to consolidated financial statements.

                       TELXON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                                     Three Months Ended                 Six Months Ended
                                                                      September 30,                      September 30,
                                                             --------------------------------   --------------------------------
                                                                  1999             1998              1999             1998
                                                             ---------------   --------------   ---------------   --------------
                                                                               (As Restated)                      (As Restated)
Revenues:
      Product, net                                                 $ 76,621         $ 82,405         $ 144,536        $ 172,598
      Customer service, net                                          19,674           21,236            39,584           42,206
                                                             ---------------   --------------   ---------------   --------------
Total net revenues                                                   96,295          103,641           184,120          214,804

Cost of revenues:
      Product                                                        57,428           52,750           108,297          107,224
      Customer service                                               12,078           13,502            24,289           26,328
                                                             ---------------   --------------   ---------------   --------------
Total cost of revenues                                               69,506           66,252           132,586          133,552
                                                             ---------------   --------------   ---------------   --------------

Gross profit:
      Product                                                        19,193           29,655            36,239           65,374
      Customer service                                                7,596            7,734            15,295           15,878
                                                             ---------------   --------------   ---------------   --------------
Total gross profit                                                   26,789           37,389            51,534           81,252

Operating expenses:
      Selling expenses                                               18,235           21,329            36,842           44,871
      Product development and engineering expenses                    5,992            9,427            13,142           18,438
      General & administrative expenses                              16,114           10,420            27,356           19,931
      Unconsummated business combination costs                            -            1,830                 -            3,579
                                                             ---------------   --------------   ---------------   --------------
Total operating expenses                                             40,341           43,006            77,340           86,819
                                                             ---------------   --------------   ---------------   --------------

Loss from operations                                                (13,552)          (5,617)          (25,806)          (5,567)

Interest income                                                         159              164               415              343
Interest expense                                                     (3,559)          (2,617)           (6,801)          (4,329)
                                                             ---------------   --------------   ---------------   --------------

Loss before other non-operating income (expense)
      and income taxes                                              (16,952)          (8,070)          (32,192)          (9,553)

Other non-operating income (expense)                                 32,650              (97)           32,467            1,264
                                                             ---------------   --------------   ---------------   --------------

Income (loss) before income taxes                                    15,698           (8,167)              275           (8,289)

Provision (benefit) for income taxes                                    738           (1,853)            2,016           (1,875)
                                                             ---------------   --------------   ---------------   --------------
Net income (loss)                                                  $ 14,960         $ (6,314)         $ (1,741)        $ (6,414)
                                                             ===============   ==============   ===============   ==============
Net income (loss) per common share:
              Basic                                                  $ 0.92          $ (0.39)          $ (0.11)         $ (0.40)
              Diluted                                                $ 0.92          $ (0.39)          $ (0.11)         $ (0.40)
Average number of common shares outstanding:
              Basic                                                  16,232           16,075            16,194           16,100
                                                             ===============   ==============   ===============   ==============
              Diluted                                                16,233           16,075            16,194           16,100
                                                             ===============   ==============   ===============   ==============


See accompanying notes to consolidated financial statements.

                       TELXON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                    Six Months Ended
                                                                                                     September 30,
                                                                                          -------------------------------------
                                                                                                1999                1998
                                                                                          -----------------   -----------------
Cash flows from operating activities:                                                                          (As Restated)
  Net loss                                                                                        $ (1,741)           $ (6,414)
  Adjustments to reconcile net loss to net
  cash (used in) provided by operating activities:
      Depreciation and amortization                                                                 12,231              13,094
      Amortization of restricted stock awards, net                                                     176                 149
      Provision for doubtful accounts                                                                1,256               3,562
      Provision for inventory obsolescence                                                           3,616               4,027
      Gain on sale of subsidiary stock                                                             (32,167)                  -
      Gain on sale of non-marketable investments                                                      (761)               (900)
      Equity in earnings of affiliate                                                                 (702)                  -
      (Gain) loss on disposal of property and equipment                                               (107)                238
      Loss on carrying value of non-marketable investment                                            1,283                   -
      Impairment charge                                                                                381                   -
      Minority interest                                                                                  -                 117
      Changes in assets and liabilities:
              Accounts and notes receivable                                                          6,744              34,319
              Amounts due to and from affiliate                                                      3,171                   -
              Inventories                                                                           19,245             (12,338)
              Prepaid expense and other                                                              1,607              (6,027)
              Intangibles and other assets                                                            (180)                531
              Accounts payable and accrued liabilities                                             (18,473)            (10,006)
              Other long-term liabilities                                                           (1,048)               (674)
                                                                                          -----------------   -----------------
   Net cash (used in) provided by operating activities                                              (5,469)             19,678
Cash flows from investing activities:
      Additions to property and equipment                                                           (8,969)            (18,848)
      Software and other investments                                                                (2,027)             (2,939)
      Proceeds from the sale of subsidiary stock, net of cash given                                 17,211                   -
      Proceeds from the sale of property and equipment                                                 261                   -
      Purchase of non-marketable investments                                                             -              (1,950)
      Proceeds from the sale of non-marketable investment                                            1,523                   -
      Additions to long-term notes receivable                                                            -                (608)
                                                                                          -----------------   -----------------
   Net cash provided by (used in) investing activities                                               7,999             (24,345)
Cash flows from financing activities:
      Extinguishment of former credit facility                                                     (48,888)                  -
      (Repayments) borrowings on former credit facility, net                                       (17,179)             14,580
      Borrowings on long-term provisions of debt facility                                           17,000                   -
      Borrowings on debt facility, net                                                              37,792                   -
      Principal payments on capital leases                                                            (322)               (343)
      Debt issue costs paid                                                                         (1,215)                  -
      Purchase of treasury shares                                                                        -                (488)
      Exercise of stock options (includes tax benefit)                                                   -               1,222
                                                                                          -----------------   -----------------
   Net cash (used in) provided by financing activities                                             (12,812)             14,971
      Effect of exchange rate changes on cash                                                           (1)               (218)
                                                                                          -----------------   -----------------
   Net (decrease) increase in cash and cash eqivalents                                             (10,283)             10,086
Cash and cash equivalents at beginning of period                                                    22,459              27,500
                                                                                          =================   =================
Cash and cash equivalents at end of period                                                        $ 12,176            $ 37,586
                                                                                          =================   =================


See accompanying notes to consolidated financial statements.

                       TELXON CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands except per share amounts)
                           (Unaudited and As Restated)

1.       Management Representation

         The consolidated financial statements of Telxon Corporation ("Telxon") and its subsidiaries (collectively with Telxon, the "Company") have been prepared without audit and in accordance with the instructions to Form 10-Q. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of results for the interim periods, have been made. The operating results for the three and six months ended September 30, 1999, are not necessarily indicative of the results that may be achieved for the year ending March 31, 2000. The statements, including the March 31, 1999 balance sheet, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999. Comparative September 30, 1998 consolidated financial statements are unaudited and as restated, are discussed in Note 4 - Restatement.

2.       Basis of Presentation

         As discussed in Note 12, Subsidiary Stock Transactions and Divestitures, during the three months ended September 30, 1999, the Company and its former subsidiary, Aironet Wireless Communications, Inc. ("Aironet") sold shares of Aironet's voting common stock on the Nasdaq National Market in an Initial Public Offering ("IPO"). As a result of the IPO, the Company's percentage interest in the voting common stock of Aironet is approximately 35%. As such, the Company has ceased to consolidate the results of Aironet as of April 1, 1999, the beginning of the Company's fiscal year. From that date forward, the Company has accounted for the results of Aironet under the equity method of accounting in accordance with the provisions of Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock".

3.       Financial Results and Liquidity

         The Company incurred a net loss in fiscal 1999 of $136,982 with a decrease in consolidated revenues of $74,862 as compared to fiscal 1998. Cash flows used in operating activities were $27,616 and cash flows used in investing activities were $40,921 for fiscal 1999. The primary source of cash flows for fiscal 1999 was net borrowings under its former credit facilities (including product financing arrangements) that aggregated $65,567. The Company's stockholders' equity and working capital at March 31, 1999 were $16,966 and $34,275, respectively.

         During the quarter and six months ended September 30, 1999, the Company earned net income of $14,960 and incurred a net loss of $1,741, respectively. The net income for the quarter ended September 30, 1999 was primarily the result of the non-operating gain recorded related to the sale of Aironet voting common stock of $32,167. The Company incurred losses from operations of $13,552 and $25,806 for the quarter and six months ended September 30, 1999, respectively. The Company's stockholders' equity and working capital at September 30, 1999 were $16,792 and $29,462, respectively. For the six months ended September 30, 1999, the Company used $5,469 of cash in operating activities.

         The Company has pursued the generation of cash from sources such as inventories and accounts receivable, the management of vendor payments and related operating expenditures. However, there can be no assurance that the cash flows generated from such sources will be sufficient to support the Company's efforts to manage the payment of the amounts presently owing to, or subsequently incurred with, its suppliers. If cash flows are not sufficient there could be further disruption of the flows of necessary materials, components, services or other cash requirements of the Company. In addition, litigation, commitments and contingencies referenced in Note 10 - Litigation and Contingencies could have a material adverse effect on the Company's cash flows and, in turn, on the Company's results of operations and financial condition.

4.       Restatement

         On February 23, 1999, the Company announced that, having completed the review of certain judgmental accounting matters with the Company's then outside auditors previously reported in the Company's January 27, 1999, press release, it would restate its previously issued financial statements for the fiscal years 1996, 1997 and 1998 and its unaudited interim financial statements for the first, second and third quarters of each fiscal year 1997 and 1998 and the first and second quarters of fiscal 1999. The accompanying financial statements reflect the announced restatement. The more significant restatement adjustments affecting the periods covered by the accompanying financial statements are described below.

         During the three months ended June 30, 1998, the Company increased its product sales returns reserve and related return inventory receivable by $3,963 and $1,902, respectively, to better reflect the levels of product returns in the Company's Value-add Distributor channel. The Company also capitalized $1,950 previously expensed during the three months ended June 30, 1998, related to the repurchase of common stock of Metanetics from a business partner, resulting in an investment to be amortized over a useful life of three years. Adjustments were also made to increase the Company's provision for the past due accounts receivable related to a certain foreign distributor as a result of questions regarding the on-going financial viability of the distributor. Such adjustments totaled $2,181 for the three months ended June 30, 1998. For the three months ended June 30, 1998, the company also reduced its inventory reserves by $697 to better approximate the exposure related to on-hand inventories. Additionally, the Company made an adjustment to record, during the three months ended June 30, 1998, the $900 gain related to the sale of Virtual Vision, which was previously recorded during the three months ended March 31, 1998, as certain conditions of the sale, though perfunctory, were not satisfied until after March 31, 1998.

         Product revenue of $14,100 and related cost of product revenue of $6,837 associated with a product financing arrangement recorded during the three months ended September 30, 1998, have been reversed as the criteria for revenue recognition had not been fully satisfied. Such product revenue and related cost of product revenue was recognized upon sell-through to the end customer. Product revenue of $6,984 and corresponding cost of product revenue of $4,719 related to the sale of the Company's product under which the Company guaranteed the customer's lease payments to a third party lessor, were deferred subject to the customer's satisfaction of the lease payments. Additionally, software license revenues of $2,000 recognized during the three months ended September 30, 1998 has also been deferred as certain contingencies related to the customer's acceptance of such software had not been satisfied. During the three months ended September 30, 1998, the Company decreased its product sales returns reserves and related return inventory receivable by $2,546 and $1,222, respectively, to better reflect the level of general product returns experienced by the Company. The statement of operations for the three months ended September 30, 1998, also reflects a $1,012 increase in bad debt expense due to the increased provision for the past due accounts receivable related to a foreign distributor. The Company recorded an adjustment to reduce its inventory reserves by $868 to better approximate the exposure related to on-hand inventories. The Company's operating results for the three months ended September 30, 1998, were reduced by $262 due to the net reversal of certain accrued software license revenues and software royalties related to a previously divested software operation, and to defer recognition of such items until those transactions are settled in cash.

         A summary of the effects of the restatement on the Company's statements of operations for the three months and six months ended September 30, 1998 is presented below:

                       TELXON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                              Three Months                             Six Months
                                                  -------------------------------------   -------------------------------------
                                                        Ended September 30, 1998                Ended September 30, 1998
                                                  -------------------------------------   -------------------------------------
                                                         As                  As                  As                 As
                                                      Presented           Restated           Presented            Restated
Revenues:
  Product                                                  $103,133           $ 82,405            $197,210            $172,598
  Customer service                                           21,236             21,236              42,206              42,206
                                                  ------------------  -----------------   -----------------  ------------------
      Total revenues                                        124,369            103,641             239,416             214,804

Cost of revenues:
  Product                                                    62,411             52,750             119,722             107,224
  Customer service                                           13,502             13,502              26,327              26,328
                                                  ------------------  -----------------   -----------------  ------------------
      Total cost of revenues                                 75,913             66,252             146,049             133,552

Gross profit:
  Product                                                    40,722             29,655              77,488              65,374
  Customer service                                            7,734              7,734              15,879              15,878
                                                  ------------------  -----------------   -----------------  ------------------
      Total gross profit                                     48,456             37,389              93,367              81,252

Operating expenses:
  Selling expenses                                           20,317             21,329              41,678              44,871
  Product development and engineering expenses                9,261              9,427              18,191              18,438
  General and administrative expenses                        10,425             10,420              19,862              19,931
  Unconsummated business
     combination costs and other charges                      1,830              1,830               5,529               3,579
                                                  ------------------  -----------------   -----------------  ------------------
         Total operating expenses                            41,833             43,006              85,260              86,819
                                                  ------------------  -----------------   -----------------  ------------------

          Loss from operations                                6,623             (5,617)              8,107              (5,567)

Interest income                                                 164                164                 343                 343
Interest expense                                             (2,617)            (2,617)             (4,329)             (4,329)
                                                  ------------------  -----------------   -----------------  ------------------

          Loss before other non-operating
             income (expense) and
             income taxes                                     4,170             (8,070)              4,121              (9,553)

Other non-operating (expense) income                              -                (97)                460               1,264
                                                  ------------------  -----------------   -----------------  ------------------

          Income (loss) before income taxes                   4,170             (8,167)              4,581              (8,289)

Provision (benefit) for income taxes                          1,672             (1,853)              1,837              (1,875)
                                                  ------------------  -----------------   -----------------  ------------------

Net income (loss)                                          $  2,498          $  (6,314)           $  2,744           $  (6,414)
                                                  ==================  =================   =================  ==================

Net income (loss) per share:
               Basic                                       $   0.16          $   (0.39)           $   0.17           $   (0.40)
                                                  ==================  =================   =================  ==================
               Diluted                                     $   0.15          $   (0.39)           $   0.16           $   (0.40)
                                                  ==================  =================   =================  ==================

Average number of common shares outstanding:
               Basic                                         16,065             16,075              16,095              16,100
               Diluted                                       16,559             16,075              16,764              16,100

5.       Earnings Per Share

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

                                        For the Three Months Ended                       For the Three Months Ended
                                             September 30, 1999                           September 30, 1998
                                 ------------------------------------------- ---------------------------------------------------
                                     Net                        Per Share         Net                              Per Share
                                    Income         Shares         Amount          Loss             Shares            Amount
                                 -------------- --------------  ------------ --------------- ------------------- ---------------
                                                                             (As Restated)

Net income(loss)                      $ 14,960                                $       (6,314)
                                 ==============                              ===============
BASIC INCOME (LOSS) PER SHARE
Income (loss) incurred by
  common stockholders                 $ 14,960         16,232        $ 0.92   $       (6,314)            16,075         $ (0.39)
                                 ==============                 ============ ===============                     ===============

EFFECT OF DILUTIVE
  SECURITIES
Options                                                     1                                                 -
                                                --------------                               -------------------

DILUTED INCOME (LOSS) PER SHARE
Income (loss) incurred by
  holders of common
  stock and common
  stock equivalents                   $ 14,960         16,233        $ 0.92   $       (6,314)            16,075         $ (0.39)
                                 ============== ==============  ============ =============== =================== ===============

                                          For the Six Months Ended                      For the Six Months Ended
                                            September 30, 1999                              September 30, 1998
                                 ----------------------------------------------- --------------------------------------------
                                      Net                       Per Share             Net                        Per Share
                                      Loss          Shares          Amount            Loss          Shares         Amount
                                 --------------- -------------- ---------------- --------------- -------------- -------------
                                                                                 (As Restated)
Net loss                               $ (1,741)                                       $ (6,414)
                                 ===============                                 ===============
BASIC LOSS PER SHARE
Loss incurred by
  common stockholders                  $ (1,741)        16,194          $ (0.11)       $ (6,414)        16,100       $ (0.40)
                                 ===============                ================ ===============                =============

EFFECT OF DILUTIVE
  SECURITIES
Options                                                      -                                               -
                                                 --------------                                  --------------

DILUTED LOSS PER SHARE
Loss incurred by
  holders of common
  stock and common
  stock equivalents                    $ (1,741)        16,194          $ (0.11)       $ (6,414)        16,100       $ (0.40)
                                 =============== ============== ================ =============== ============== =============



         Options to purchase 3,571,698 shares of common stock at a weighted average exercise price of $14.93 were outstanding at September 30, 1999, but were not included in the computation of diluted earnings per share for the three months then ended because the exercise price of such options was greater than the weighted average market price of common shares for the period.

         Options to purchase 3,845,698 shares of common stock at a weighted exercise price of $14.43 per share were outstanding at September 30, 1999, but were not included in the computation of diluted earnings per share for the six months then ended because the options would have an anti-dilutive effect on the net loss for the period.

         Options to purchase 3,246,077 shares of common stock at a weighted average exercise price of $17.90 per share were outstanding at September 30, 1998, but were not included in the computation of diluted earnings per share for the three and six months then ended because the options would have had an anti-dilutive effect on the net loss for the periods then ended.

         The shares issuable upon conversion of Telxon's 5-3/4% Convertible Subordinated Notes and 7-1/2% Convertible Subordinated Debentures were omitted from the diluted earnings per share calculations because their inclusion at September 30, 1999 and 1998 would have had an anti-dilutive effect on earnings for the three months then ended.

6.  Comprehensive Income (Loss)
            Total comprehensive income (loss) consisted of the following:

                                                                                       Three Months Ended
                                                                               September 30,            September 30,
                                                                                   1999                      1998
                                                                           ---------------------     ----------------------
                                                                                                          (As Restated)
            Net income (loss)                                                          $ 14,960                   $ (6,314)
            Other comprehensive income:
            Foreign currency translation adjustment                                         430                        818
                                                                           =====================     ======================
            Total comprehensive income (loss)                                          $ 15,390                   $ (5,496)
                                                                           =====================     ======================


                                                                                           Six Months Ended
                                                                                September 30,             September 30,
                                                                                     1999                      1998
                                                                           ---------------------     ----------------------
                                                                                                          (As Restated)
            Net loss                                                                   $ (1,741)                  $ (6,414)
            Other comprehensive income:
            Foreign currency translation adjustment                                         175                        635
                                                                           ---------------------     ----------------------
            Total comprehensive loss                                                   $ (1,566)                  $ (5,779)
                                                                           =====================     ======================

7. Inventories
            Inventories consisted of the following:

                                                                              September 30,                March 31,
                                                                                   1999                      1999
                                                                           ---------------------     ----------------------
            Purchased components                                                       $ 53,103                   $ 51,112
            Work-in-process                                                              19,254                     32,360
            Finished goods                                                               23,065                     45,577
                                                                           ---------------------     ----------------------
                                                                                       $ 95,422                  $ 129,049
                                                                           =====================     ======================

8.  Accrued Liabilities
            Accrued liabilities consisted of the following:

                                                                              September 30,                March 31,
                                                                                   1999                      1999
                                                                           ---------------------     ----------------------
            Deferred customer service revenues                                         $ 15,106                   $ 15,351
            Deferred product revenues                                                    10,879                     14,168
            Accrued discontinued product costs                                            8,221                     12,422
            Accrued payroll and other
               employee compensation                                                      7,104                     11,649
            Other accrued liabilities                                                    22,660                     20,695
                                                                           ---------------------     ----------------------
                                                                                       $ 63,970                   $ 74,285
                                                                           =====================     ======================

         The Company's domestic accrual for severance costs decreased from a balance of $3,429 at March 31, 1999 to a balance of $2,725 at September 30, 1999. This decrease was caused by severance charges of $1,102 during the first half of fiscal 2000 that were more than offset by severance payments of $1,806 to terminated employees. A total of 33 employees were terminated during the first half of fiscal 2000. The areas of the company affected were domestic sales operations, domestic product development, manufacturing operations and corporate administration. There have been no material changes to the amounts accrued at either March 31, 1999 or September 30, 1999. In addition to the domestic sales activity, 1 employee was terminated in the Company's international sales operations, during the second quarter of fiscal 2000. The severance recorded related to this employee was approximately $1,100, and such amount was paid prior to September 30, 1999.



9.  Supplemental Cash Flow Information

                                                                             Six Months Ended
                                                                   September 30,          September 30,
                                                                        1999                   1998
                                                              ---------------------  ---------------------
                                                                                          (As Restated)
              Cash paid during the period for:
              Interest                                                      $6,172                 $4,676
              Income taxes                                                  $1,965                 $3,009

         Capital lease additions of $276 during the six months ended September 30, 1998 have been excluded from the accompanying consolidated statement of cash flows as a non-cash transaction. There were no capital lease additions during the six months ended September 30, 1999. The non-cash portion of the gain related to the sale of Aironet common stock of $14,956 has been excluded from the accompanying consolidated statement of cash flows as a non-cash transaction.

10.      Litigation and Contingencies

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

         On October 31, 1996, plaintiff's counsel filed a Motion to Intervene in the derivative action on behalf of a new plaintiff stockholder. As part of the Motion to Intervene, the intervening plaintiff asked that the Court designate as operative for the action the intervening plaintiff's proposed Complaint, which alleges that a series of transactions in which the Company acquired technology from a corporation affiliated with Mr. Meyerson was wrongful in that Telxon already owned the technology by means of a pre-existing consulting agreement with another affiliate of Mr. Meyerson; the intervenor's complaint also names Raymond D. Meyo, President, Chief Executive Officer and director at the time of the first acquisition transaction, as a new defendant. The defendants opposed the Motion on grounds that the new claim alleged in the proposed Complaint and the addition of Mr. Meyo were time-barred by the statute of limitations and the intervening plaintiff did not satisfy the standards for intervention. After taking legal briefs, the Court ruled on June 13, 1997, to permit the intervention. On March 18, 1998, defendant Meyo filed a Motion for Judgement on the Pleadings (as to himself), in response to which Plaintiff filed its Answer and Brief in Opposition. The Motion was argued before the Court on November 4, 1998, and was granted from the bench, dismissing Meyo as a defendant in the case. The post-intervention claims are the subject of ongoing discovery, which should be completed by the end of 1999.

         On November 15, 1999, the defendants will be filing a Motion For Summary Judgment. The legal briefing on that Motion is scheduled for completion by December 8, 1999. No trial date has been set.

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

         On February 7, 1998, a complaint was filed against the Company in the District Court of Harris County, Texas, by Southwest Business Properties, the landlord of the Company's former Wynnwood Lane facility in Houston, Texas. The complaint alleges counts for breach of contract and temporary and permanent injunctive relief, all related to alleged environmental contamination at the Wynnwood property, and seeks specific performance, unspecified monetary damages for all injuries suffered by plaintiff, payment of pre-judgement interest, attorneys' fees and costs and other unspecified relief. In its Answer, Telxon denied plaintiff's allegations. No hearing has been had on, or is currently scheduled for, plaintiff's claim for temporary injunctive relief. The trial previously scheduled for March 1999 has been reset to commence on a day during the Court's two week docket beginning
         December 6, 1999, with the specific trial date to be set by the Court at that time, and the parties are currently engaged in the discovery.
         A supplemental complaint was subsequently filed on or about October
         27, 1999, which included more specific allegations concerning the matters alleged in the original complaint. Telxon believes that these claims lack merit and continues to vigorously defend this action. Telxon also continues to pursue its claims for coverage from its insurance carrier with respect to the costs, expenses and potential damages arising out of this matter.

         While the litigation with the landlord remains pending, Telxon and the landlord filed on July 7, 1999 a joint application with the Texas Natural Resource Conservation Commission for approval of a proposed Response Action Work Plan for the property pursuant to the Commission's Voluntary Cleanup Program. The plan, which was approved by the Commission in August 1999, projects completion of remediation and issuance of a closure certificate in 2002. The Company does not believe that the cost of the remediation under the plan will have a material adverse effect on its results of operations for any quarter in which any associated charges would be taken. If closure of the remediation is not certified when contemplated by the plan, and the Company were ultimately to become responsible for the alleged contamination, the associated loss could have a material adverse effect on results of operations for one or more quarters in which the associated charge(s) would be taken.

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

         From December 1998 through March 1999, a total of 27 class actions were filed in the United States District Court, Northern District of Ohio, by certain alleged stockholders of the Company on behalf of themselves and purported classes consisting of Telxon stockholders, other than the defendants and their affiliates, who purchased stock during the period, from May 21, 1996 through February 23, 1999 or various portions thereof. The named defendants are the Company, former President and Chief Executive Officer Frank E. Brick and former Senior Vice President and Chief Financial Officer Kenneth W. Haver. The actions have been referred to a single judge, and on February 9, 1999, the plaintiffs filed a Motion to Consolidate all of the actions. On April 26, 1999, the Court heard motions on naming class representatives and lead class counsel. The complaints allege claims for "fraud on the market" arising from alleged misrepresentations and omissions with respect to the Company's financial performance and prospects and an alleged violation of generally accepted accounting principles by improperly recognizing revenues. The various complaints seek certification of their respective purported classes, unspecified compensatory and punitive damages, pre- and post-judgment interest, and attorneys' fees and costs.

         On August 25, 1999, the Court appointed lead plaintiffs and their counsel, ordered the filing of an Amended Complaint, and dismissed 26 of 27 class action suits without prejudice and consolidated those 26 cases into the first filed action. On September 30, 1999, lead plaintiffs filed an Amended Class Action Complaint. The Amended Complaint alleges that Defendants engaged in a scheme to defraud investors through improper revenue recognition practices and concealment of material adverse conditions in Telxon's business and finances. The Amended Complaint seeks certification of the identified class, unspecified compensatory and punitive damages, pre- and post-judgment interest, and attorneys fees and costs. On November 8, 1999, the defendants jointly moved to dismiss the Amended Complaint. The defendants believe that the class claims lack merit, and they intend to vigorously defend these actions.

         By letter dated December 18, 1998, the Staff of the Division of Enforcement of the Securities and Exchange Commission advised the Company that it was conducting a preliminary, informal inquiry into trading of the securities of the Company at or about the time of the Company's December 11, 1998 press release announcing that the Company would be restating the revenues for its second fiscal quarter ended September 30, 1998. On January 20, 1999, the Commission issued a formal Order of Investigation with respect to certain securities trading and accounting issues, pursuant to which subpoenas have been served requiring the production of specified documents and testimony.

         The Company has received a number of letters from its customers requesting Telxon to indemnify them with respect to their defense of demands which have been made on them by the Lemelson Medical, Education & Research Foundation Limited Partnership for the payment of a license fee for the alleged infringement of the Foundation's so-called "bar-code" patents by the customers' systems utilizing automatic identification technology, portions of which have been supplied by the Company. On October 27, 1999, the Foundation also sent a letter directly to the Company similarly demanding that the Company purchase a license with respect to "Telxon's use of machine vision and bar coding technology." The Company believes that the patents so being asserted against it and its customers are invalid, unenforceable and not infringed. This position has also been taken by seven other companies in the automatic identification industry, including the Company's principal competitors, which in July 1999 jointly filed a federal court action seeking a declaratory judgment to that effect against the Foundation.

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

11.      Income Taxes

         The Company's consolidated tax provision of $738 and $2,016 for the second quarter and first half of fiscal 2000, respectively, relate to foreign taxes on the Company's international subsidiaries. No taxes have been provided for the gain related to the sale of Aironet voting common stock as the Company has sufficient current year operating loss and net operating loss carryforwards to prevent a tax provision or liability. The Company has not recognized any income tax benefits other than those utilized through the realization of gains from the sale of Aironet voting common stock based on the Company's assessment that it is more likely than not that the deferred tax assets will not be utilized through future taxable income or implementation of tax planning strategies.

12.      Subsidiary Stock Transactions and Divestitures

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

         Simultaneously, the business partner agreed to pay amounts due of $1,850 for previously purchased manufacturing rights and software licenses. Additionally, the companies mutually agreed to terminate such agreements and released each other from any future liability related to the original agreements. The Company had originally recorded the additional $1,950 investment in Metanetics as an operating expense as of June 30, 1998, because of the historical financial losses of the subsidiary and future funding requirements for its operations. However, after further assessment as part of the restatement discussed in Note 4
         - Restatement above, and based in part on an independent valuation of Metanetics, the Company has capitalized this additional investment as goodwill to be amortized over a useful life of three years. Giving effect to the share repurchase, the Company's interest in the voting common stock of Metanetics was 60% at June 30, 1998. Prior to the repurchase of these shares, the company's interest in the voting common stock of Metanetics was 52%.

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

         During the second quarter of fiscal 2000, Aironet and the Company sold 6,919,434 shares of Aironet's voting common stock on the Nasdaq National Market at an offering price of $11.00 per share. Of the total number of shares offered, Aironet sold 4,637,196 shares and the Company sold 2,282,238 shares. The aggregate proceeds, net of underwriting discounts and commissions, were $47.4 million to Aironet and $23.3 million to Telxon. Subsequent to this transaction, the Company's remaining interest in Aironet was approximately 35%. As a result of this transaction, the Company recorded a non-operating gain of approximately $32.2 million, net of additional transaction costs of $1.5 million. Also as a result of this transaction, the Company ceased consolidation of Aironet effective April 1, 1999. The Company will account for its investment under the equity method of accounting. Investment income of $363 and $702 was recorded for the Company's interest in the earnings of Aironet for the second quarter and first half of fiscal 2000.

13.      Senior Secured Credit Facility

         On August 30, 1999, the Company entered into a loan and security agreement whereby Telxon obtained a $100.0 million senior secured credit facility as a replacement for the Company's existing revolving credit agreement and business purpose promissory note. The facility consists of both term and revolving credit arrangements.

         Borrowings under the revolving loan provisions of such facility are to be subject to availability on qualifying accounts receivable and inventory, reduced by amounts borrowed and outstanding under the facility's term loan features and letters of credit. The revolving credit facility has a limit of $70.0 million less the outstanding balance of the term loans and until such time that the bridge loan described below is paid in full. At such time the maximum amount available will be increased to $80.0 million less the outstanding term loan balances. Availability under the agreement is estimated to be $11.4 million as of September 30, 1999. The maturity date of the loan and security agreement is September 30, 2002. At the maturity date the agreement is automatically renewed for successive one-year periods until such agreement is terminated.

         The secured credit facility has three term loan features. The first term loan of $6.0 million is limited by a portion of the liquidation value of the Company's machinery and equipment. The repayment terms for this term loan are straight-line over a 10-year period. The second term loan of $10.0 million is limited, together with the $30.0 million term loan discussed below, by the market value of Aironet capital stock owned by the Company. The repayment of this term loan is straight-line over a 3-year period. The third term loan of $30.0 million is limited by a specific percentage of the market value of Aironet capital stock owned by the Company. The repayment of this third term loan shall occur over an 11-month period commencing on December 26, 1999 and concluding on October 1, 2000, or upon any sale of additional capital stock of Aironet by the Company. The first installment on the $30.0 million term loan shall be made payable with the proceeds from the sale of Aironet stock. The payment of the remaining balance shall be made in ten equal installments.

         The interest rate charged on the revolving loan, the $6.0 million term loan, and the $30.0 million term loan is 2.75% above the Eurodollar rate or 0.5% above the financial institution's prime lending rate. On September 30, 1999, the prime lending rate and the Eurodollar rate were 8.25% and 6.09% respectively. Therefore, interest was charged at a rate of 8.75% on these balances. In the event that the Aironet stock pledged on the $30.0 million term loan is sold the rate on this term loan will become fixed at 15.5%. The interest rate on the $10.0 million term loan is fixed at 12.5%. Interest is payable monthly. The interest rate charged is subject to change based upon the Company's financial results. The facility also provides for the payment of an unused line fee of 0.375% per annum on a monthly basis, and a 1.25% per annum fee for undrawn letters of credit.

         The $100.0 million credit facility is collateralized by essentially all of the Company's assets including accounts receivable, machinery and equipment, general intangibles, inventory, future proceeds and real property.

         The credit facility also requires the maintenance of various financial and non-financial covenants. Significant financial covenants include maintaining a minimum level of customer service revenue, ensuring that the total outstanding balance of the credit facility does not exceed collections from certain significant accounts, maintaining minimum earnings before interest, taxes, depreciation and amortization (EBITDA), and maintaining minimum tangible net worth requirements. As of September 30, 1999, the Company is in violation of certain of these covenants. As the company has obtained a waiver for such violation beyond one year from September 30, 1999, $13,067 of this debt has been classified as long term.

14.      Business Segments

         As of September 30, 1999 the Company's business consisted of three operating segments: a)handhelds, workslates, and other mobile computing devices through which the Company designs, develops, markets, and services a broad line of handheld devices ranging from low-end batch terminals to highly integrated mobile computers that incorporate laser bar code readers and include a variety of pen-based and touch screen workslate devices; b)sales and distributions of all its product lines in Europe; and c)sales and distribution of all of its product lines in international locations outside of Europe.

         Prior to the second fiscal quarter 2000, the Company's business consisted of four operating segments. Telxon's Aironet subsidiary, which designs, develops, markets, and services high speed standards-based wireless local area networking (LAN) solutions was also presented as a separate business segment, and is presented as such below for the quarter-ended September 30, 1998. As described in Note 2
         - Basis of Presentation, the Company has ceased consolidating the results of Aironet as of April 1, 1999. Aironet will no longer be presented as a separate business segment prospectively, and is not presented as such for the three and six-month period ended September 30, 1999. The gain recognized from the sale of Aironet of $32,167 has been included within the U.S. operating segment for the three months ending September 30, 1999.

         Summarized financial information concerning the Company's reportable segments is shown in the following table.

(in thousands)                  United                      Other        Adj./
                                States       Europe     International    Elims.    Consolidated
                             --------------------------------------------------------------------

Three months ended
  September 30, 1999
Revenue from
  unaffiliated customers         $ 71,980      $ 18,784       $ 5,531    $       -      $ 96,295
Revenue from
  intercompany sales               11,089           174         1,253      (12,516)            -
                             --------------------------------------------------------------------
 Total revenue                   $ 83,069      $ 18,958       $ 6,784    $ (12,516)     $ 96,295

Income (loss) before
   income tax                    $ 15,347      $    985       $   861    $  (1,495)     $ 15,698
                             ====================================================================

                                 U.S.
                              Other than                                 Other         Adj./
                               Aironet       Aironet       Europe     International   Elims.     Consolidated
                             ----------------------------------------------------------------------------------
                            (As Restated)
Three months ended
  September 30, 1998
Revenue from
  unaffiliated customers         $ 73,416       $ 5,275      $ 18,866      $ 6,085     $       -     $ 103,641
Revenue from
  intercompany sales                9,133         4,430           170          498       (14,231)            -
                             ----------------------------------------------------------------------------------
 Total revenue                   $ 82,549       $ 9,705      $ 19,036      $ 6,583     $ (14,231)    $ 103,641

(Loss) income before
   income tax                    $(11,593)      $   502      $  2,002      $   667     $     255     $  (8,167)
                             ==================================================================================

                              United                               Other               Adj./
                              States            Europe         International          Elims.         Consolidated
                        -------------------------------------------------------------------------------------------

Six months ended
  September 30, 1999
Revenue from
  unaffiliated customers          $ 132,446        $ 39,658            $ 12,016            $      -      $ 184,120
Revenue from
  intercompany sales                 22,142             328               1,986             (24,456)             -
                        -------------------------------------------------------------------------------------------
      Total revenue               $ 154,588        $ 39,986            $ 14,002            $(24,456)     $ 184,120

(Loss) income before
   income tax                     $  (1,980)       $  3,305            $  1,933            $ (2,983)     $     275
                        ===========================================================================================

                               U.S.
                            Other than                                                 Other            Adj./
                              Aironet           Aironet           Europe           International        Elims.      Consolidated
                        ----------------------------------------------------------------------------------------------------------
                           (As Restated)
Six months ended
  September 30, 1998
Revenue from
  unaffiliated customers          $ 153,697        $ 11,495            $ 36,427            $ 13,185      $       -      $ 214,804
Revenue from
  intercompany sales                 19,959           7,686                 316               1,112        (29,073)             -
                        ----------------------------------------------------------------------------------------------------------
      Total revenue               $ 173,656        $ 19,181            $ 36,743            $ 14,297      $ (29,073)     $ 214,804

(Loss) income before
   income tax                     $ (15,658)       $    779            $  4,385            $  1,928      $     277      $  (8,289)
                        ==========================================================================================================


15.      Subsequent Events

         On November 8, 1999, the Company announced that it would move its executive offices from Akron, Ohio to Cincinnati, Ohio and relocate substantially all of its remaining Akron operations to The Woodlands, Texas and Fort Mitchell, Kentucky. Approximately 170 employees will be effected by these events and it is anticipated that the moves will be substantially completed by March 31, 2000. The Company anticipates that it will incur severance, moving, training, idle facility and other costs of approximately $4 million over the next twelve months associated with these events. The Company will account for such costs in accordance with the requirements of EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)".

         On November 9, 1999, Cisco Systems, Inc. ("Cisco") announced that it will purchase the Company's affiliate, Aironet, for shares of Cisco common stock. Based upon the value of Cisco common stock on November 9, 1999 this would result in total proceeds of $799 million. Based on that value, the total purchase price translates into $48.00 per each share of Aironet common stock. As the Company continues to own 4,994,262 shares of Aironet stock, the estimated fair value of the proceeds of the transaction to the Company is estimated at $240 million. Based on this estimated fair value, the transaction will result in a pre-tax gain, prior to related transaction costs, of approximately $218 million and the Company carrying its resulting investment in Cisco shares on the fair value method of accounting in accordance with the requirements of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities".


16.      Reclassifications

         Certain items in the fiscal 1999 consolidated financial statements and notes thereto have been reclassified to conform to the fiscal 2000 presentation.

                       TELXON CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IN ADDITION TO DISCUSSING AND ANALYZING THE COMPANY'S RECENT HISTORICAL FINANCIAL RESULTS AND CONDITION, THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES STATEMENTS REGARDING CERTAIN TRENDS OR OTHER FORWARD-LOOKING INFORMATION CONCERNING THE COMPANY'S ANTICIPATED REVENUES, COSTS, FINANCIAL RESOURCES OR OTHERWISE AFFECTING OR RELATING TO THE COMPANY WHICH ARE INTENDED TO QUALIFY FOR THE PROTECTIONS AFFORDED "FORWARD-LOOKING STATEMENTS" UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, PUBLIC LAW 104-67. THE FORWARD-LOOKING STATEMENTS MADE HEREIN AND ELSEWHERE IN THIS FORM 10-Q ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS OR OTHER FUTURE EVENTS PERTAINING TO THE COMPANY TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. THE SUMMARY OF CERTAIN OF THE RISKS AND OTHER IMPORTANT FACTORS WHICH MAY AFFECT THE COMPANY'S BUSINESS, OPERATING RESULTS, FINANCIAL AND OTHER CONDITION AND THE OCCURRENCE OF SUCH FUTURE EVENTS UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" BELOW SHOULD BE READ IN CONJUNCTION WITH THE MORE COMPLETE DISCUSSION OF THOSE AND OTHER RISKS AND IMPORTANT FACTORS AFFECTING THE BUSINESS, OPERATING RESULTS AND CONDITION OF THE COMPANY UNDER "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - FACTORS THAT MAY AFFECT FUTURE RESULTS", AND OTHER CAUTIONARY STATEMENTS APPEARING UNDER "ITEM 1. BUSINESS" AND ELSEWHERE, IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K, FOR THE FISCAL YEAR ENDED MARCH 31, 1999.

On February 23, 1999, the Company announced that it would restate its previously issued financial statements for the fiscal years 1996, 1997 and 1998, and its unaudited interim financial statements for the first and second quarters of fiscal 1999. This restatement was based upon the completion of a review of certain judgmental accounting matters by the Audit Committee of the Board of Directors, the Company's management and the Company's then outside auditors, PricewaterhouseCoopers LLP. See Note 4 - Restatement to the accompanying consolidated financial statements for further detail concerning the restatement adjustments made. The financial information for all periods included in the following discussion gives effect to the restatement and should be read in conjunction with the restated information presented in Note 4 - Restatement to the accompanying consolidated financial statements.

Overview

The Company recorded net income of $15.0 million or $.92 per share (diluted) and a net loss of $1.7 million or $.11 per share (diluted) for the second quarter and first half of fiscal 2000, respectively. Consolidated revenues decreased $7.3 million or 7% and $30.7 million or 14% for the second quarter and first half of fiscal 2000 as compared to those same periods in fiscal 1999. The Company's consolidated gross margin percentages decreased to 28% for both the second quarter and the first half of fiscal 2000 as compared to 36% and 38% for those periods in fiscal 1999. Consolidated operating expenses decreased $2.7 million and $9.5 million for the second quarter and first half of fiscal 2000 as compared to fiscal 1999 levels. A major contributor to these decreases was the absence of unconsummated business combination costs incurred in response to takeover and proxy contest proposals in the second quarter and first half of fiscal 1999 of $1.8 million and $3.6 million, respectively. As a result of the Company's operations, the Company recorded losses of $13.6 million and $25.8 million for the second quarter and first half of fiscal 2000 as compared to $5.6 million for the same periods in fiscal 1999. The results for the second quarter of fiscal 2000 included non-operating gains of $32.7 million. The primary component of this gain was related to the divestiture of the Company's former subsidiary, Aironet Wireless Communications, Inc. ("Aironet") in July, 1999. The results also include a tax provision of $.7 million and $2.0 million for the second quarter and first half of fiscal 2000 due to foreign taxes. No tax benefit has been recognized for the second quarter and first half of fiscal 2000 based on the Company's current year operating losses and current assessment regarding the utilization and realization of such tax assets. Additionally, no provision has been recorded related to the gain discussed above due to the utilization of net operating loss carry-forwards.

The Company's results for fiscal 2000 do not include the results of its Aironet subsidiary, which became a publicly traded company in July, 1999. The Company's percentage ownership decreased to approximately 35% at that time, and the Company can no longer exercise control over that entity. Accordingly, the results for the first quarter of fiscal 2000 have been restated to reflect the removal of Aironet's financial position, results of operations and cash flows effective at the beginning of the fiscal year and reflect the results of Aironet under the equity method of accounting.

The Company operates in a rapidly changing and dynamic market, and the Company's strategies and plans are designed to adapt to changing market conditions where and when possible. However, there can be no assurance that the Company's management will identify the risks (especially those newly emerging from time to time) affecting, and their impact on, the Company and its business, that the Company's strategies and plans will take into account all market conditions and changes thereto, or that such strategies and plans will be successfully implemented. Accordingly, neither the historical results presented in the Company's consolidated financial statements and discussed herein, nor are any forward-looking statements in this Form 10-Q necessarily indicative of the Company's future results. See "Factors That May Affect Future Results" for a discussion of risk factors which may affect the Company's future results of operations.

Factors That May Affect Future Results

The Company's business, operating results and financial and other condition may be affected by a number of risks and other important factors, including, without limitation, the following, some of which are inherently difficult to identify and predict and/or are beyond the Company's control: general and industry-specific economic conditions; the ability of the Company's senior management to successfully formulate and implement its recently announced plan to relocate substantially all of its Akron, Ohio headquarters operations and to identify and implement additional appropriate cost reduction, efficiency and other operating improvement strategies and the amount of expenses actually incurred and saved as a result; the continued adequacy of the Company's internal and external sources of working capital; sales and manufacturing cycles from quarter to quarter and within each quarter; serving markets characterized by increasingly rapid technological change and associated changes in market demand, product obsolescence and price erosion; intense competition; the Company's ability to gain and maintain market acceptance of its products; the levels of customer demand for the Company's products and customers' commitments of resources to information technology investments; concentration of revenues in the retail industry and possible decreases in their purchases from the Company in response to any downturn in general economic prospects or conditions to the extent that reduced levels of new store openings are not offset by their investment in the Company's systems to improve the efficiency of existing stores; ability to penetrate and expand revenues in new and existing markets; risks associated with foreign sales and operations; timely and efficient enhancement of appropriate product offerings through internal development and acquisition of, or investment in, new businesses and technologies; dependence on, and freedom from infringement of, technologies and other proprietary rights of, or by, third parties; government regulation of radio and other products, and product health and safety concerns; dependence on sole source, or a limited number of, suppliers; and attracting and retaining qualified employees. In addition to being subject to the foregoing factors and other cautionary statements elsewhere in this Form 10-Q, the Company's conduct of its business, and the results and condition thereof, is also subject to the possible adverse effects of certain pending litigation and other contingencies discussed in Note 9 - Litigation and Contingencies to the accompanying consolidated financial statements included in Item 1 above. The financial results of the Company historically have not been materially adversely impacted as a result of inflation. However, there can be no assurance that inflation will not have a material adverse impact in the future.

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

With respect to its products, the Company has identified those that are or will be made Year 2000 ready. Those already or to-be-made-Year 2000 ready products represent the existing products which management believes will continue to be a significant part of the Company's ongoing product line. Customers may continue to order the Company's other existing products, but with no assurance from the Company as to their Year 2000 readiness or the feasibility or availability of an upgrade path to readiness. All new products are being designed to be Year 2000 ready.

The Company has completed the software/firmware upgrades for its products which were identified to be made Year 2000 ready, subject to continued incidental debugging activities. Subject to negotiated contractual commitments, the Company has been making upgrades available free of charge for products purchased after December 31, 1997 which were ordered with the latest software version as of the order date; an upgrade fee is charged customers who requested an older software version when they ordered the equipment. Customers are responsible for installing the upgrades, or they may retain the Company to do so for a fee. The costs to date of upgrading the Company's products to Year 2000 readiness have not been, and the Company does not expect that the remaining cost of doing so will be, material to the Company's financial position or results of operations.

The Company maintains detailed information concerning the Year 2000 readiness of its products on its Internet web site at www.telxon.com.

The Company has purchased and worked with outside contractors to develop and install new business corporate-wide domestic information systems in the company's U.S. operations. Though the new systems were identified as a strategic business initiative independent of Year 2000 considerations, they are also being designed to make the Company's Information Systems Year 2000 ready. The Company's international subsidiaries have remediated their own Year 2000 readiness issues independent of the new domestic systems installation. The overall implementation of the new corporate information systems was substantially completed at the beginning of the Company's fiscal 2000 second quarter, subject to normal ongoing post-implementation activities normally associated with systems of this magnitude. Efforts toward the new product repair and service management systems originally planned to have been implemented have been suspended pending review of the business case for proceding further with the estimated $1.5 million in contemplated replacement systems, in the meantime, the legacy systems supporting these functions have been remediated for Year 2000 issues and are in operation.

The total capital expenditures for the new systems installation were $33.8 million. In addition, the company will also accelerate the replacement of approximately $6.7 million of computer hardware in connection with the new systems installation. As of September 30, 1999, the Company had purchased
$.8 million of replacement computer hardware and leased an additional
$4.9 million of replacement computer hardware.

In addition to these capitalized expenditures, the Company had incurred $9.0 million of accumulated non-capitalizable expenses as of September 30, 1999, related to the new systems installation. The non-capitalized expenses for the three months ended September 30, 1999 were approximately $3.7 million versus approximately $1.3 million for the three months ended June 30, 1999. The increased expenses recorded reflect the requirement that systems support expenditures no longer qualify for capitalization since the systems have now "gone live". These non-capitalizable expenses exclude the one-time, after-tax charge of $1.0 million recorded during fiscal 1998 as a change in accounting principle in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force consensus ruling "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation." The Company may incur additional non-capitalizable expenses in its efforts to complete the project within appropriate time constraints and to management requirements. These expenses have not been quantified at this time.

The Company has been working with an outside consultant since November 1998 to evaluate the Year 2000 readiness of its engineering, manufacturing and customer maintenance and service Process Management Systems and information technology infrastructure. The consultant's findings and recommendations were received by the Company on February 8, 1999. The Year 2000 readiness inventory compiled by the consultant has been under continuing, extensive review by teams, including senior management from each of the affected functional areas. Giving effect to the teams' remediation efforts to date, almost 99% of the inventoried items are currently Year 2000 ready or have been determined by operations management to be low priority items for which no Year 2000 remediation action is currently required. The costs of the study and resulting remediation have been and will be borne by the respective functional areas. The functional teams continue to work toward completing the remaining remediation as soon as practicable and on reviewing and revalidating their findings. Remediation options will include re-writing the affected software or replacing the affected hardware or software with hardware or software that is Year 2000 ready. The Company believes that, in general, replacement Year 2000 ready hardware and software for its Process Management Systems and information technology infrastructure are readily available, making that the most likely means of addressing remediation needs. The Company believes that the remediation remaining to be done with respect to all mission critical items will be timely completed and that the cost thereof will not be material.

The Company's own Year 2000 readiness is also affected by the Year 2000 readiness of its customers as well as of its suppliers of raw materials, components, peripherals, finished products and software and its providers of facilities, equipment and services and any failure on their part to achieve readiness in their own operations or with respect to the items they supply or otherwise provide to the Company. The volume of Year 2000 inquiries which the Company has received from its customers regarding the Year 2000 readiness of the Company products they use suggests that the Company's customers are addressing their Year 2000 issues. The Company has made Year 2000 readiness inquiries of the current suppliers to its engineering, manufacturing and service functions and is assessing the responses, which to date have been received from approximately 90% of those suppliers. The responses received from the suppliers have not identified any material Year 2000 issues but generally indicate only that the respective suppliers are in the midst of their own Year 2000 readiness efforts. The Company continues to seek Year 2000 readiness information from the remaining suppliers. The Company has also made readiness inquires of its providers of facilities and related equipment and services (elevators, HVAC, utilities, etc.). As the result of a limited number of potential Year 2000 issues, which those inquiries have identified to date, the Company has replaced or is in the process of updating the affected items at a nominal cost. The Company continues to assess and follow up on the providers' responses, most of which have indicated only that the respective providers are in the midst of their own Year 2000 readiness efforts.

There are several possible scenarios, which, alone or in aggregate effect, could, depending on the particular circumstances, materially adversely affect the Company's business and/or its financial results or conditions. These scenarios could affect the Year 2000 readiness of the Company's own product or service offerings, disrupt its business operations or negatively impact its operating results. The Company could be adversely affected by the failure of one or more of its suppliers of raw materials, components, peripherals, finished products or software or its providers of facilities, equipment and services to achieve Year 2000 readiness in their own operations or with respect to the items they supply or otherwise provide to the Company. If such an event were to, or circumstances indicate that one is likely to, occur, the Company would seek alternative sources of supply (the Company periodically reviews its sourcing options as part of its general operating procedures independent of Year 2000 concerns) or seek to develop or obtain a software upgrade to make the affected item Year 2000 ready. As with all businesses engaged in some facet of the computer industry, there is a risk that the Company's customers may, in advance of or after the change in the millennium, experience Year 2000 failures or other difficulties in their use of computer systems comprised of or incorporating products or services furnished by the Company and may commence legal action or seek other compensation for their resulting losses; such legal actions, even if not ultimately determined adverse to the Company, would likely involve significant defense costs to the Company, particularly where the combination of products and/or services of several different vendors in addition to the Company in the subject customer system presents complex issues for isolating the cause of the Year 2000 problem and determining the vendor responsible for that problem. Disruptions in the economy generally, domestically and/or in foreign countries, resulting from Year 2000 issues could also materially affect the Company. At this time, the Company does not believe that the likelihood of any of the above scenarios occurring can be reliably predicted, or that the nature or extent of their possible adverse effects on the Company, can be reasonably estimated. Though the Company currently does not have formal contingency plans in place to address any particular possible Year 2000 scenario, the Company would develop appropriate contingency plans if and when any significant risks relating to its Year 2000 readiness are identified.

RESULTS OF OPERATIONS

The results of operations and financial position of the Company discussed below contains the results of its former Aironet subsidiary for fiscal 1999 only.

Revenues
(in thousands)
                                             Three Months Ended
                                                September 30,                              Decrease
                                     -------------------------------------     ----------------------------------
                                           1999                1998                 Dollar          Percentage
                                     -----------------   -----------------     -----------------   --------------
Product, net                                 $ 76,621            $ 82,405              $ (5,784)           -7.0%
Customer service, net                          19,674              21,236                (1,562)           -7.4%
                                     =================   =================     =================
Total net revenues                           $ 96,295           $ 103,641              $ (7,346)           -7.1%
                                     =================   =================     =================

                                              Six Months Ended
                                                September 30,                              Decrease
                                     -------------------------------------     ----------------------------------
                                           1999                1998                 Dollar          Percentage
                                     -----------------   -----------------     -----------------   --------------
Product, net                                $ 144,536           $ 172,598             $ (28,062)          -16.3%
Customer service, net                          39,584              42,206                (2,622)           -6.2%
                                     =================   =================     =================
Total net revenues                          $ 184,120           $ 214,804             $ (30,684)          -14.3%
                                     =================   =================     =================

Net product revenues include the sale of portable tele-transaction computers ("PTCs"), including rugged, wireless mobile computers and pen-based and touch-screen workslates; hardware accessories; wireless data communication products; custom application software, network management software and software licenses; and a variety of professional services, including systems integration and project management.

Consolidated product revenues decreased as compared to prior year levels and remained constant with those levels experienced in the first quarter of fiscal 2000. Demand for the Company's products are lower as compared with fiscal 1999, particularly in the Company's North American operations where the Company's legacy products continue to experience competitive pressures. Additionally, start-up issues with the Company's business system implementation with respect to manufacturing operations and liquidity issues caused delays in the flows of purchased components to the Company's manufacturing process, negatively impacting product shipments and revenues. Revenues from the Company's pen-based products were a minor percentage of total revenues during the second quarters of both fiscal 1999 and fiscal 2000, with the balance of the Company's revenues coming from PTCs. Consolidated product revenues for the second quarter of fiscal 2000 included $13.0 million of revenue related to transactions previously deferred pending customer acceptance of prior period deliveries. Product revenues for the second quarter of fiscal 2000 and fiscal 1999 included revenues of $14.5 million and $11.3 million, respectively, related to the rollout of Company products to a large domestic retailer. Revenues related to this one customer accounted for 19% and 14% of the Company's consolidated product revenues for the second quarter of fiscal 2000 and fiscal 1999, respectively. Also, the volume of revenues from the Company's Value-Add Distributor channel decreased approximately $9.2 million and $26.4 million for the second quarter and first half of fiscal 2000 as compared to the same periods in fiscal 1999. This decrease was caused by the new management's emphasis on the Company's direct sales channel. Revenues related to Value-Added Distributors now represent less than 10% of product revenues.

The Company anticipates that the start-up issues related to its business systems will be temporary and will not have a significant impact in future periods. Additionally, delays in the manufacture and shipment of product caused by restricted supplier deliveries of purchased components should be alleviated as the Company increases its liquidity, both through the successful execution of its cost reduction strategies and the proceeds ultimately realized from the Aironet/Cisco transaction described below. Furthermore, the Company believes that the introduction of new products, including the recently announced pen-based PTC-2124, PTC-2134 and PTC-2234 and additional new products scheduled for release over the next six to nine months, will update and compliment the Company's existing product offerings and thereby positively impact the Company's revenues. The Company does not anticipate realizing significant revenues during the fiscal 2000 third quarter from the new products already released, and the scheduled releases of the additional new products are subject to the possible delays and other uncertainties inherent in the development process. There can be no assurance that these products will find acceptance in the marketplace or when they may generate significant revenues for the Company.

Consolidated customer service revenues decreased as the result of decreased "time and material" billings due to start-up issues with the Company's new information system.

This decrease in customer service revenues reflects the impact of decreased product revenues over the past three quarters. Offsetting these decreases was the continued growth in the Company's installed base of product.

Revenues from the Company's international operations (including Canada) decreased $5.4 million or 16% and $3.6 million or 6% during the second quarter and first half of fiscal 2000 compared to the same periods in fiscal 1999, respectively. The decrease in the Company's international revenues was primarily the result of decreased revenues from shipments to the Company's international distributors. The decrease in international distributor revenues of $4.3 million and $5.0 million for the second quarter and first half of fiscal 2000 as compared to those same periods in fiscal 1999. The results of the Company's international operations were not materially impacted by changes in foreign currency exchange rates.

The Company's reserve for sales returns and allowances decreased from a balance at March 31, 1999 of $15.0 million to $9.4 million at September 30, 1999. This decrease was caused by fewer outstanding accounts receivable for the Company's Value-Add Distributors and improved rates of return and cash collections in the Company's direct sales channel.

The Company's consolidated revenues for the second quarter and first half of fiscal 1999 included revenues of Aironet to outside customers of $5.3 million and $11.5 million, respectively.

Cost of Revenues
(in thousands)
                                                        Three Months Ended                          Increase
                                                           September 30,                           (Decrease)
                                                 ----------------------------------   -------------------------------------
Cost of Revenues:                                     1999              1998                Dollar            Percentage
                                                 ----------------  ----------------   --------------------   --------------
Product                                                 $ 57,428          $ 52,750                $ 4,678             8.9%
Customer service                                          12,078            13,502                 (1,424)          -10.5%
                                                 ----------------  ----------------   --------------------
Total cost of revenues                                  $ 69,506          $ 66,252                $ 3,254             4.9%
                                                 ================  ================   ====================

Cost of product revenue as a
  percentage of product revenue,
  net                                                      75.0%             64.0%

Cost of customer service revenue
  as a percentage of customer
  service revenue, net                                     61.4%             63.6%

Cost of Revenues
(in thousands)
                                                        Six Months Ended                        Increase
                                                          September 30,                         (Decrease)
                                               ------------------------------------   --------------------------------
Cost of Revenues:                                   1999                1998             Dollar          Percentage
                                               ----------------   -----------------   --------------   ---------------
Product                                              $ 108,297           $ 107,224          $ 1,073              1.0%
Customer service                                        24,289              26,328           (2,039)            -7.7%
                                               ================   =================   ==============
Total cost of revenues                               $ 132,586           $ 133,552          $  (966)            -0.7%
                                               ================   =================   ==============

Cost of product revenue as a
  percentage of product revenue,
  net                                                    74.9%               62.1%

Cost of customer service revenue
  as a percentage of customer
  service revenue, net                                   61.4%               62.4%

The increase in the consolidated cost of product revenues as a percentage of consolidated product revenues was primarily the result of increased underabsorbed manufacturing overhead costs during the second quarter and first half of fiscal 2000, as compared to those levels experienced in fiscal 1999 of $1.9 million and $4.8 million, respectively. This undersabsorption was caused by lower than expected volumes and manufacturing inefficiencies. Also contributing to the increased cost percentage was an increase in the provisions for manufacturing excess and obsolete inventory for the second quarter and first half of fiscal 2000 of $1.0 million and $2.0 million, respectively. The increased provision for excess and obsolete manufacturing inventories was primarily due to decreased revenue volumes and related inventory usage as compared to on-hand inventory balances. An increase in negative purchase price variances also contributed to the increase in the cost percentage for the second quarter and first half of fiscal 2000, as compared to those levels experienced in fiscal 1999 by $1.7 million and $2.5 million, respectively. For the second quarter and first half of fiscal 2000, increased fixed royalty costs related to a supply agreement with Aironet were $1.3 million. Further contributing to the increase in the costs percentage was an increase in non-conformance repair and expediting costs for the second quarter and first half of fiscal 2000 of $.9 million and $2.0 million, respectively. Due to the deconsolidation of the results of Aironet for fiscal 2000, intercompany profit benefit related to Aironet products used as components of the Company's product was reduced for the second quarter and first half of fiscal 2000 by $2.4 million and $4.5 million. Additional costs recorded for the first half of fiscal 2000 included the write-down of $.6 million of equipment held subject to a lease, increased fees paid to Value-Add Distributors of $.6 million and severance charges related to manufacturing personnel of $.4 million.

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

Management disposes of excess and obsolete inventory as necessary and as manpower permits. During the first half of fiscal 1999, the Company disposed of $2.8 million of excess and obsolete material. Of this amount $1.3 million related to manufacturing purchased components, $1.2 million related to the Company's customer service inventories and $.2 million related to the Company's international operations. Subsequent to September 30, 1999, the Company physically disposed of $16.5 million of excess and obsolete purchased components. There were no material recoveries related to the disposal of this material.

Inventory allowance provisions for the first half of fiscal 2000 were composed of manufacturing purchased components of $2.7 million, customer service spare parts and used equipment of $.2 million and international finished goods inventories of $.7 million. Inventory allowance accounts were further increased by reclassification of accrued liabilities of $6.2 million related to purchase commitments for obsolete purchased components. At September 30, 1999, inventory allowance accounts aggregated $35.2 million and were composed of manufacturing purchased components of $26.7 million, customer service spare parts and used equipment of $6.1 million and international finished goods inventories of $2.4 million. In addition to the inventory allowance accounts, the Company has recorded accrued liabilities totaling $8.2 million for the purchase commitments to outside contract manufacturers for discontinued products.

At September 30, 1999, the Company has approximately $10.4 million of finished goods inventory held at distributors and customers and approximately $3.5 million of manufacturing purchased components at contract manufacturers. At March 31, 1999, the Company had approximately $25.7 million of finished goods inventory held at distributors and customers and approximately $5.7 million of manufacturing purchased components at contract manufacturers. The decrease in the amount of finished goods held at distributors and customers was the result of revenue recognized upon installation and customer acceptance of the products. Additionally, the inventory value of finished goods due back from customers for product returns decreased in proportion to the decrease in the reserve for sales returns and allowances.

The Company accrues fees due its Value-Add Distributors for the distribution services and technical support provided to end users as well as cooperative advertising costs. These fees are generally based upon the sales value of the goods to the end user. During the second quarter and first half of fiscal 2000, the Company incurred $.2 million and $1.1 million of these fees, respectively.

The Company's consolidated cost of revenues for the second quarter and first half of fiscal 1999 included costs of revenues related to Aironet's outside customers of $3.6 million and $7.5 million, respectively.

The decrease in the customer service cost of revenues as a percentage of customer service revenues during the second quarter and first half of fiscal 2000 despite decreased revenue levels primarily resulted from cost containment efforts and lower costs benefits derived from the Company's service repair operations in Juarez, Mexico.

Operating Expenses
(in thousands)
                                                 Three Months Ended                       (Decrease)
                                                   September 30,                          Increase
                                         ----------------------------------    --------------------------------
Operating expenses:                           1999               1998              Dollar         Percentage
                                         ---------------    ---------------    ---------------   --------------
Selling expenses                               $ 18,235           $ 21,329           $ (3,094)          -14.5%
Product development and
   engineering expenses                           5,992              9,427             (3,435)          -36.4%
General and administrative
   expenses                                      16,114             10,420              5,694            54.6%
Unconsummated business
   combination costs                                  -              1,830             (1,830)            N.M.
                                         ---------------    ---------------    ---------------
Total operating expenses                       $ 40,341           $ 43,006           $ (2,665)           -6.2%
                                         ===============    ===============    ===============

Operating Expenses
(in thousands)
                                                 Six Months Ended                        (Decrease)
                                                   September 30,                          Increase
                                         ----------------------------------    --------------------------------
Operating expenses:                           1999               1998              Dollar         Percentage
                                         ---------------    ---------------    ---------------   --------------
Selling expenses                               $ 36,842           $ 44,871           $ (8,029)          -17.9%
Product development and
   engineering expenses                          13,142             18,438             (5,296)          -28.7%
General and administrative
   expenses                                      27,356             19,931              7,425            37.3%
Unconsummated business
   combination costs                                  -              3,579             (3,579)            N.M.
                                         ---------------    ---------------    ---------------
Total operating expenses                       $ 77,340           $ 86,819           $ (9,479)          -10.9%
                                         ===============    ===============    ===============

Consolidated selling expenses, as a percentage of revenues remained constant for the second quarter and first half of fiscal 2000 as compared to fiscal 1999 at 19% and 20%, respectively. Contributing to the overall dollar decrease in selling expenses was a decrease in commissions of $.8 million and $2.0 million for the second quarter and first half of fiscal 2000 due to the decreased revenue base. The provision for bad debts also decreased for the second quarter and first half of fiscal 2000 by $1.0 million and $2.3 million, respectively. This decrease is primarily the result of provisions for doubtful accounts related to a foreign distributor during the second quarter and first half of fiscal 1999 of $1.0 million and $3.2 million, respectively. Also contributing to the decrease in selling expenses were cost containment efforts in the Company's North American sales operations, whose expenses decreased $1.0 million and $2.1 million for the second quarter and first half of fiscal 2000 as compared to the same periods in fiscal 1999. Offsetting these decreases in both the second quarter and first half of fiscal 2000 were severance charges related to the Company's international sales operations of $1.1 million.

Selling expenses related to Aironet were $1.3 million and $2.8 million during the second quarter and first half of fiscal 1999.

The Company's allowance for doubtful accounts decreased from a balance of $11.1 million at March 31, 1999 to a balance of $4.6 million at September 30, 1999. The Company provided for $1.3 million of bad debts, and bad debt write-offs totaled $7.4 million.

These bad debt write-offs included $6.6 million of accounts receivable related to the foreign distributor referenced above.

Consolidated product development and engineering as a percentage of revenues decreased to 6% for the second quarter of fiscal 2000 and compared to 9% for the second quarter of fiscal 1999. Consolidated product development and engineering as a percentage of revenues in the first half of fiscal 2000 decreased to 7% compared to 9% for the same period last year. The overall dollar decreases in product development and engineering expenses was due to current management efforts to perform more engineering tasks with Company personnel rather than with more expensive contract engineering firms. These actions have reduced expenses related to contract labor and outside engineering services. Additionally, increased management focus on engineering processes and job completion has resulted in reduced parts usage, rework and travel costs. Total engineering expenses incurred in the U.S. for the second quarter and first half of fiscal 2000 were reduced by $2.2 million and $2.8 million, respectively, as compared to those same periods in fiscal 1999. The Company also incurred severance charges of $.2 million during the first half of fiscal 2000 related to personnel changes in its product development and engineering operations.

Product development and engineering expenses related to Aironet were $1.5 million and $3.2 million during the second quarter and first half of fiscal 1999.

During the first half of fiscal 2000, the Company capitalized software development costs in accordance with the requirements of Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" aggregating $2.0 million, offset by amortization of $2.6 million on previously unamortized software.

Consolidated general and administrative expenses as a percentage of revenues were 17% and 10% for the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999. Consolidated general and administrative expenses as a percentage of revenues were 15% and 9% for the first half and second quarter of fiscal 2000 as compared to the first half of fiscal 1999. The increase in general and administrative expenses is primarily due to the increase in expenses related to the Company's corporate information systems project, including amortization of costs related to installed modules as well as other costs which may not be capitalized, such as training and debugging costs. The increase in these expenses aggregated to $4.3 million and $5.8 million for the second quarter and first half of fiscal 2000 as compared to the same periods in fiscal 1999. Additionally, the Company has incurred greater bank fees related to its credit facilities than in fiscal 1999. The increase in bank fees expensed for the second quarter and first half of fiscal 2000 as compared to the same periods in fiscal 1999 were $1.0 million and $1.3 million, respectively.

General and administrative expenses related to Aironet were $.7 million and $1.6 million during the second quarter and first half of fiscal 1999.

The Company's domestic accrual for severance costs decreased from a balance of $3.4 million at March 31, 1999 to a balance of $2.7 million at September 30, 1999. This decrease was caused by severance charges of $1.1 million during the first half of fiscal 2000, which were more than offset by severance payments of $1.8 million to terminated employees. A total of 33 employees were terminated during the first half of fiscal 2000. The areas of the Company affected were domestic sales operations, domestic product development, manufacturing operations and corporate administration. There have been no material changes to the amounts accrued at either March 31, 1999 or September 30, 1999. In addition to the domestic severance activity, 1 employee was terminated in the Company's international sales operations during the second quarter of fiscal 2000. The severance recorded related to this employee was $1.1 million.

Fiscal 2000 operating expenses were favorably impacted by the absence of costs incurred in response to an unsolicited takeover proposal and to a proxy contest for the second quarter and first half of fiscal 1999 of $1.8 million and $3.6 million, respectively.

Interest Expense and Other Non-operating Income (Expense), net
(in thousands)

                                                                 Three Months Ended                        Increase
                                                                   September 30,                           (Decrease)
                                                         ---------------------------------   ------------------------------------
                                                              1999             1998              Dollar            Percentage
                                                         ---------------   ---------------   ---------------    -----------------
Interest income                                                $    159          $    164          $     (5)         -3.0%
Interest expense                                                 (3,559)           (2,617)             (942)         36.0%
Gain on sale of subsidiary stock                                 32,167                 -            32,167           N.M.
Other non-operating (expense) income                                483               (97)              580           N.M.
                                                         ===============   ===============   ===============
Total interest expense and other
 non-operating (expense) income, net                           $ 29,250          $ (2,550)         $ 31,800           N.M.
                                                         ===============   ===============   ===============

                                                                 Six Months Ended                          Increase
                                                                    September 30,                          (Decrease)
                                                         ---------------------------------   -----------------------------------
                                                              1999              1998             Dollar           Percentage
                                                         ---------------   ---------------   ---------------    ----------------
Interest income                                                $    415          $    343          $     72          21.0%
Interest expense                                                 (6,801)           (4,329)           (2,472)         57.1%
Gain on sale of subsidiary stock                                 32,167                 -            32,167           N.M.
Other non-operating income                                          300             1,264              (964)        -76.3%
                                                         ===============   ===============   ===============
Total interest expense and other
 non-operating income, net                                     $ 26,081          $ (2,722)         $ 28,803           N.M.
                                                         ===============   ===============   ===============

Interest expense increased for the second quarter and first half of fiscal 2000 as compared to the same periods in fiscal 1999 due the increased borrowings and the interest rates charged under the Company's new credit facility.

During the first quarter of fiscal 2000, the Company recorded $1.3 million of non-operating expense related to the reduction in carrying value of an investment in non-marketable securities. The Company's estimate of the reduction was based upon the market value of subsequent equity transactions of the investee with third parties. The investment is composed of stock in the development-stage technology company that purchased the Company's Virtual Vision subsidiary.

During the first quarter of fiscal 2000, the Company sold an investment in marketable securities of another development stage technology company for cash proceeds of $1.5 million. As this investment was previously non-marketable, its carrying value was based upon the cost basis and was $.7 million. The Company therefore recorded a pre-tax gain of $.8 million.

During the second quarter of fiscal 2000, the Company entered into a set of transactions whereby the Company repurchased its Corporate Jet which was previously sold and leased-back, and resold the Corporate Jet to a third party. As a result of these transactions, the Company retained net cash proceeds of $.3 million. This was recorded as non-operating gain.

During the second quarter of fiscal 2000, Aironet and the Company sold 6,846,800 shares of Aironet's voting common stock in an initial public offering on the Nasdaq National Market at a price of $11.00 per share. Of the total number of shares offered, Aironet sold 4,564,562 shares and the Company sold 2,282,238 shares. The aggregate proceeds, net of underwriting discounts and commissions, were $47.4 million to Aironet and $23.3 million to Telxon. Subsequent to this transaction, the Company's remaining interest in Aironet was approximately 35%. As a result of this transaction, the Company recorded a non-operating gain of approximately $32.2 million, net of additional transaction costs of $1.5 million. Also as a result of this transaction, the Company ceased consolidation of Aironet effective April 1, 1999. The Company will account for its investment under the equity method of accounting. Investment income of $.4 million and $.7 million was recorded for the Company's interest in the earnings of Aironet for the second quarter and first half of fiscal 2000.

During the first quarter of fiscal 1999, the transaction to sell the stock of Virtual Vision to a third party was consummated, resulting in the recording of a $.9 million non-operating gain. Subsequent to the consummation of the transaction, positive adjustments to such gain totaling $.2 million were recorded. These adjustments related to the changes in purchase price based upon key employee retention rates subsequent to the transaction.

During the first quarter of fiscal 1999, Aironet sold 222,222 shares of its voting common stock to various third party investors at a price of $3.50 per share. The resulting pre-tax gain of approximately $.3 million was recorded as other non-operating income in the accompanying consolidated statement of operations. In addition to the sale of shares of stock, 66,667 warrants at $3.50 per share for the purchase of Aironet voting common stock were issued. A gain of approximately $.05 million relating to these warrants has been deferred until the warrants are exercised or lapse. The Company's remaining interest in the voting common stock of Aironet at June 30, 1998 was 76%.


Income Taxes
(in thousands)
                                                  Three Months Ended
                                                     September 30,                            Increase
                                             -------------------------------     ------------------------------------
                                                1999              1998                Dollar            Percentage
                                             ------------    ---------------     ------------------   ---------------
Provision (benefit) for
  income taxes                                     $ 738           $ (1,853)               $ 2,591       -139.8%

Income Taxes
(in thousands)
                                                     Six Months Ended
                                                      September 30,                           Increase
                                             ---------------------------------     -------------------------------
                                                 1999              1998               Dollar         Percentage
                                             -------------    ----------------     --------------   --------------
Provision (benefit) for
  income taxes                                    $ 2,016            $ (1,875)           $ 3,891       -207.5%

The Company's consolidated tax provision of $.7 million and $2.0 million for the second quarter and first half of fiscal 2000 relates to foreign taxes on the Company's international subsidiaries. No taxes have been provided for the gain related to the sale of Aironet voting common stock as the Company has sufficient current year operating losses and net operating loss carryforwards to prevent a tax provision or liability. The Company has not recognized any income tax benefits other than those utilized through the realization of gains from the sale of Aironet voting common stock based on the Company's assessment that it is more likely than not that the deferred tax assets will not be utilized through future taxable income or implementation of tax planning strategies.

Liquidity
(in thousands, except ratios)                                                                                 Dollar
                                                               September 30,            March 31,            Increase
                                                                   1999                   1999              (Decrease)
                                                           ----------------------   -----------------    -----------------
Cash                                                                   $  12,176           $  22,459            $ (10,283)
Accounts receivable                                                       71,277              84,500              (13,223)
Notes and other receivables                                                1,581               4,015               (2,434)
Receivable from affiliate                                                  1,042                   -                1,042
Inventories                                                               95,422             129,049              (33,627)
Other                                                                      7,649               9,029               (1,380)
                                                           ======================   =================    =================
Total current assets                                                   $ 189,147           $ 249,052            $ (59,905)
                                                           ======================   =================    =================

Notes payable                                                          $  41,725           $  68,567            $ (26,842)
Capital lease obligations                                                    414                 525                 (111)
Accounts payable                                                          41,398              64,966              (23,568)
Payable to affiliate                                                       4,213                   -                4,213
Income taxes payable                                                       7,965               6,434                1,531
Accrued liabilities                                                       63,970              74,285              (10,315)
                                                           ======================   =================    =================
Total current liabilities                                              $ 159,685           $ 214,777            $ (55,092)
                                                           ======================   =================    =================

Working capital (current assets
  less current liabilities)                                            $  29,462           $  34,275            $  (4,813)
                                                           ======================   =================    =================

Current ratio (current assets
divided by current liabilities)                                              1.2                 1.2

The decrease in the Company's working capital at September 30, 1999, from March 31, 1999 was primarily due to decreases in cash, accounts receivable and inventories. The reductions in working capital were generally offset by reductions in notes payable, accounts payable and accrued liabilities. The decrease in accounts receivable reflects improved cash collections in the Company's domestic operations. Accordingly, consolidated sales outstanding decreased from 98 days at March 31, 1999 to 68 days at September 30, 1999. Additionally, the decrease in accounts receivable reflects the absence of Aironet accounts receivable from outside customers of $4.2 million. The decrease in the Company's inventories was the result of increased reserves for manufacturing purchased components of $4.7 million and increased reserves for customer service spare parts of $3.1 million. Additionally, the Company's inventories related to the Company's finished goods held at customers and distributors decreased due to the rollout of finished goods to customers of $14.9 million. Inventories staged to rollout to customer sites also decreased $4.4 million. Also causing the decrease in inventories is the absence of Aironet's manufacturing inventories of $4.6 million. The decrease in the notes payable balance was primarily caused by repayments of amounts borrowed with proceeds from the sale of Aironet voting common stock and the recharacterization of $13.1 million of such borrowings as long-term. Accounts payable decreased primarily due to increased payments to vendors with internally generated funds as well as proceeds from the sale of Aironet shares. Accrued liabilities decreased primarily due to the $6.2 million reclassification of amounts accrued related to purchase commitments for obsolete purchased components.

Cash Flows from Operating Activities
(in thousands)                                                                                            Dollar
                                                                     Six Months Ended                    Increase
                                                                       September 30,                    (Decrease)
                                                             -----------------------------------       in Cash Flow
                                                                  1999                1998                Impact
                                                             ---------------     ---------------    --------------------
Net loss                                                           $ (1,741)           $ (6,414)              $   4,673
Depreciation and amortization                                        12,231              13,094                    (863)
Provision for doubtful accounts                                       1,256               3,562                  (2,306)
Provision for inventory obsolescence                                  3,616               4,027                    (411)
Accounts and notes receivable                                         6,744              34,319                 (27,575)
Gain on sale of subsidiary                                          (32,167)                  -                 (32,167)
Inventories                                                          19,245             (12,338)                 31,583
Prepaid expenses and other                                            1,607              (6,027)                  7,634
Accounts payable and accrued liabilities                            (18,473)            (10,006)                 (8,467)
Other, net                                                            2,213                (539)                  2,752
Net cash (used in) provided by
                                                             ===============     ===============    ====================
   operating activities                                            $ (5,469)           $ 19,678               $ (25,147)
                                                             ===============     ===============    ====================

The decrease in cash flows from the Company's consolidated operating activities for the second quarter of fiscal 2000 from comparable fiscal 1999 levels was primarily due to negative cash flow impacts of the Company's operating loss for the six months ended September 30, 1999, accounts and notes receivable, accounts payable and accrued liabilities. These negative cash flow impacts were partially offset by positive cash flow impacts for inventories, prepaid expenses and other and the decrease in the net loss for the period. The cash flow impact of accounts and notes receivable decreased due to the significant decline in the accounts receivable balance during fiscal 1999. There was no such decrease during the current fiscal year as the accounts receivable balance and days of sales outstanding have remained constant during the first half of fiscal 2000. Accounts payable and accrued liabilities utilized more cash during fiscal 2000 due to the relatively high amounts outstanding at March 31, 1999 and subsequent pay-down of those amounts upon the Company obtaining new financing during the second quarter of fiscal 2000. The cash flow impact of inventories was favorably impacted by the significant decline of inventories related to finished goods held for pending installation at customer sites or for customer acceptance of such goods. In the prior year, there was a build-up of manufacturing inventories held at customer and distributor locations.

Cash Flows from Investing  Activities
(in thousands)                                                                                            Dollar
                                                                     Six Months Ended                    Increase
                                                                       September 30,                    (Decrease)
                                                           ------------------------------------        in Cash Flow
                                                                  1999                1998                Impact
                                                           ---------------    -----------------    -----------------
Additions to property and equipment                               $(8,969)           $ (18,848)            $  9,879
Software and other investments                                     (2,027)              (2,939)                 912
Proceeds from the sale of subsidiary
   stock, net of cash given                                        17,211                    -               17,211
Purchase of non-marketable investments                                  -               (1,950)               1,950
Proceeds from sale of non-marketable
   investments                                                      1,523                    -                1,523
Other                                                                 261                 (608)                 869
                                                           ---------------    -----------------    -----------------
Net cash provided by (used in)
   investing activities                                           $ 7,999            $ (24,345)            $ 32,344
                                                           ===============    =================    =================

The increase in cash flows from the Company's consolidated investing activities was primarily the result of the sale of Aironet stock for net proceeds of $17.2 million. Additionally, there was a reduction in the amount of additions to property and equipment of approximately $9.9 million. Costs related to the Company's corporate information systems project are no longer capitalized due to the completion of the installation of the principal modules of the systems. Cash flows from investing activities were also positively impacted by the absence of the purchase of non-marketable investments and additions to long-term notes. Additionally, proceeds were realized form the sale of non-marketable investments.

Cash Flows from Financing  Activities
(in thousands)
                                                                                                       Dollar
                                                                    Six Months Ended                  Increase
                                                                      September 30,                  (Decrease)
                                                           -----------------------------------      in Cash Flow
                                                               1999                  1998             Impact
                                                           --------------       --------------      ------------
Extinguishment of former credit facility                       $ (48,888)           $       -        $ (48,888)
(Repayments) borrowings on former
   credit facility, net                                          (17,179)              14,580          (31,759)
Borrowings on long-term provisions
  of debt facility                                                17,000                    -           17,000
Borrowings on debt facility, net                                  37,792                    -           37,792
Principal payments on capital leases                                (322)                (343)              21
Debt issue costs paid subsidiary                                  (1,215)                   -           (1,215)
Purchase of treasury shares                                            -                 (488)             488
Exercise of stock options                                              -                1,222           (1,222)
                                                           ==============       ==============     ============
Net cash  (used in)  provided by
  financing activities                                         $ (12,812)           $  14,971        $ (27,783)
                                                           ==============       ==============     ============


The decrease in cash flows from financing activities was primarily due to repayments and extinguishment under the Company's former credit facility. Amounts borrowed under the company's existing debt facility have been approximately $11.3 million less those amounts borrowed under the Company's former credit facility.

On August 30, 1999, the Company entered into a loan and security agreement whereby Telxon obtained a $100.0 million senior secured credit facility as a replacement for the Company's former revolving credit agreement and business purpose promissory note. The facility consists of both term and revolving credit arrangements.

Borrowings under the revolving loan provisions of such facility are subject to availability on qualifying accounts receivable and inventory, reduced by amounts borrowed and outstanding under the facility's term loan features and letters of credit. The revolving credit facility has a limit of $70.0 million less the outstanding balance of the term loans and until such time that the bridge loan described below is paid in full. At that time the maximum amount available will be increased to $80.0 million less the outstanding term loan balances. Availability under the agreement is estimated to be $11.4 million as of September 30, 1999. The maturity date of the loan and security agreement is September 30, 2002. At the maturity date the agreement is automatically renewed for successive one-year periods until such agreement is terminated.

The secured credit facility has three term loan features. The first term loan of $6.0 million is limited by a portion of the liquidation value of the Company's machinery and equipment. The repayment terms for this term loan are straight-line over a 10-year period. The second term loan of $10.0 million is limited, together with the $30.0 million term loan discussed below, by the market value of Aironet capital stock owned by the Company. The repayment of this term loan is straight-line over a 3-year period. The third term loan of $30.0 million is limited by a specific percentage of the market value of Aironet capital stock owned by the Company. The repayment of this third term loan shall occur over an 11-month period commencing on December 26, 1999 and concluding on October 1, 2000, or upon any sale of additional capital stock of Aironet by the Company. The first installment on the $30.0 million term loan shall be made payable with the proceeds from the sale of Aironet stock. The payment of the remaining balance shall be made in ten equal installments.

The interest rate charged on the revolving loan, the $6.0 million term loan, and the $30.0 million term loan is 2.75% above the Eurodollar rate or 0.5% above the financial institution's prime lending rate. On September 30, 1999, the prime lending rate and the Eurodollar rate were 8.25% and 6.09% respectively. Therefore, interest was charged at a rate of 8.75% on these balances. In the event that the Aironet stock pledged on the $30.0 million term loan is sold, the rate on this term loan will become fixed at 15.5%. The interest rate on the $10.0 million term loan is fixed at 12.5%. Interest is payable monthly. The interest rate charged is subject to change based upon the Company's financial results. The facility also provides for the payment of an unused line fee of 0.375% per annum on a monthly basis, and a 1.25% per annum fee for undrawn letters of credit.

The $100.0 million credit facility is collateralized by essentially all of the Company's assets including accounts receivable, machinery and equipment, general intangibles, inventory, future proceeds and real property.

The credit facility also requires the maintenance of various financial and non-financial covenants. Significant financial covenants include maintaining a minimum level of customer service revenue, ensuring that the total outstanding balance of the credit facility does not exceed collections from certain significant accounts, maintaining minimum earnings before interest, taxes, depreciation and amortization (EBITDA), and maintaining minimum tangible net worth requirements. As of September 30, 1999, the Company is in violation of certain of these covenants. As the company has obtained a waiver for such violation beyond one year from September 30, 1999, $13,067 of this debt has been classified as long term.

Subsequent Events

On November 8, 1999, the Company announced that it would move its executive offices from Akron, Ohio to Cincinnati, Ohio and relocate substantially all of its remaining Akron operations to The Woodlands, Texas and Fort Mitchell, Kentucky. Approximately 170 employees will be effected by these events and it is anticipated that the moves will be substantially completed by March 31, 2000. The Company anticipates that it will incur severance, moving, training, idle facility and other costs of approximately $4 million over the next twelve months associated with these events. The Company will account for such costs in accordance with the requirements of EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)".

On November 9, 1999, Cisco Systems, Inc. ("Cisco") announced that it will purchase the Company's affiliate, Aironet, for shares of Cisco common stock. Based upon the value of Cisco common stock on November 9, 1999 this would result in total proceeds of $799 million. Based on that value, the total purchase price translates into $48.00 per each share of Aironet common stock. As the Company continues to own 4,994,262 shares of Aironet stock, the estimated fair value of the proceeds of the transaction to the Company is estimated at $240 million. Based on this estimated fair value, the transaction will result in a pre-tax gain, prior to related transaction costs, of approximately $218 million and the Company carrying its resulting investment in Cisco shares on the fair value method of accounting in accordance with the requirements of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities".


New Accounting Standards

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the ordinary course of business, the Company is subject to foreign currency and interest rate risks. The risks primarily relate to the sale of the Company's products to foreign customers through its foreign subsidiaries and changes in interest rates on the Company's short-term financing and capital lease obligations.

Interest Rate Risk

The Company's debt facility, including revolving loans and term loans, carries interest rate risk that is generally related to the financial institution's prime lending rate or the Eurodollar rate. If these rates were to change while the Company has borrowings under such facility, the related interest expense would increase or decrease accordingly. As of September 30, 1999, the Company had $37.8 million due currently and $17.0 million due long-term under revolving loans and term loan provisions of the debt facility, respectively.

The Company's convertible subordinated debentures carry fixed rates of interest and therefore do not pose interest rate risk to the Company. However, interest rate changes would effect the fair market value of the debentures. At September 30, 1999, the Company had $106.9 million of convertible subordinated debentures outstanding.

The Company monitors its interest rate risk, but does not engage in any hedging activities using derivative financial instruments.

Foreign Currency Risk

The financial results of the Company's foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of each period and revenues and expenses are translated at average rates of exchange at the end of the period. Resulting translation adjustments are reported as a component of comprehensive income.

Historically, the Company has not experienced any significant foreign currency gains or losses involving U.S. Dollars and other currencies. This is primarily due to natural hedges of revenues and expenses in the functional currencies of the countries in which subsidiaries are located. Although the Company did not have any forward currency exchange contracts in place at September 30, 1999, it does monitor its foreign currency exposure and has utilized these derivative financial instruments to mitigate foreign currency risk when it considers appropriate.

PART II.  OTHER INFORMATION

ITEM 6. LEGAL PROCEEDINGS

See Note 10 to the consolidated financial statements included in Part I of this Quarterly Report on form 10-Q for a discussion of the material pending legal proceedings to which the Company is a party, which footnote discussion is incorporated in this Part II by this reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company held its Annual Meeting of Stockholders on September 22, 1999 (the "Annual Meeting").


         (b) The sole matter voted upon by the Company's stockholders at the Annual Meeting was the election of two directors of the class to hold office until the 2002 annual meeting of stockholders. R. Dave Garwood and L. Michael Hone were nominated by the Board of Directors for election to serve as the directors of such class, and they were elected by the Company's stockholders at the Annual Meeting. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are Richard J. Bogomolny, John H. Cribb, Robert A. Goodman, John W. Paxton, Sr. and
                  Dr. Raj Reddy.

         (c)      The following votes were cast for each director nominee:

                  For the election of R. Dave Garwood --
                        Votes for:         14,186,610
                        Votes withheld:       389,404; and

                  For the election of L. Michael Hone --
                        Votes for:         14,260,860
                        Votes withheld:       315,154


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

                           10.1.18 Amended and Restated Employment Agreement, effective as of April 1, 1997, between Registrant and David W. Porter, a former executive officer, incorporated herein by reference to
                                         Exhibit 10.1.13 to Registrant's Form
                                         10-K for the year ended March 31, 1998.

                           10.1.19 Letter agreement of Registrant with Robert A. Goodman, dated as of December 29, 1997 and executed and delivered January 20, 1998, for continued consulting services following certain changes in his law practice, incorporated herein by reference to
                                         Exhibit 10.1.17 to Registrant's Form
                                         10-K for the year ended March 31, 1998.

                           10.1.20       Letter agreement of Registrant
                                         with R. Dave Garwood, dated August 30,
                                         1999, for MRP-II consulting services,
                                         filed herewith.

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

                           10.3.1        Credit Agreement by and among
                                         Registrant, the lenders party thereto
                                         from time to time and The Bank of New
                                         York, as letter of credit issuer, swing
                                         line lender and agent for the lenders,
                                         dated as of March 8, 1996 (refinanced
                                         and replaced by the Loan and Security
                                         Agreement included as Exhibit 10.3.3
                                         below), incorporated herein by
                                         reference to Exhibit 10.3.2 to
                                         Registrant's Form 10-K for the year
                                         ended March 31, 1996.


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

                                         10.3.1.g          Amended and Restated
                                                           Security Agreement,
                                                           dated as of March 26,
                                                           1999, by and among
                                                           Registrant and The
                                                           Bank of New York, as
                                                           Agent for the Lenders
                                                           from time to time
                                                           party to the
                                                           Agreement included as
                                                           Exhibit 10.3.1 above,
                                                           (terminated in
                                                           connection with the
                                                           refinancing obtained
                                                           pursuant to the
                                                           Loan and Security
                                                           Agreement included
                                                           as Exhibit 10.3.3
                                                           below) incorporated
                                                           herein by reference
                                                           to Exhibit 10.3.1.b
                                                           to Registrant's
                                                           Form 8-K dated
                                                           April 1, 1999.

                                         10.3.1.h          Deed of Trust,
                                                           Assignment of Leases
                                                           and Rents, Security
                                                           Agreement, Fixture
                                                           Filing and Financing
                                                           Statement, dated as
                                                           of March 26, 1999,
                                                           by Registrant to
                                                           First American Title
                                                           Insurance Company as
                                                           Trustee for the
                                                           benefit of The Bank
                                                           of New York, as
                                                           Agent for the
                                                           Lenders from time to
                                                           time party to the
                                                           Agreement included as
                                                           Exhibit 10.3.1 above,
                                                           (terminated in
                                                           connection with the
                                                           refinancing obtained
                                                           pursuant to the
                                                           Loan and Security
                                                           Agreement included as
                                                           Exhibit 10.3.3 below)
                                                           incorporated herein
                                                           by reference to
                                                           Exhibit 10.3.1.h to
                                                           Registrant's Form
                                                           10-K for the year
                                                           ended March 31, 1999.

                                         10.3.1.i          Patent and Trademark
                                                           Security Agreement,
                                                           dated as of March 26,
                                                           1999, by Registrant
                                                           and certain of its
                                                           subsidiaries to The
                                                           Bank of New York, as
                                                           Agent for the benefit
                                                           of the Lenders from
                                                           time to time party to
                                                           the Agreement
                                                           included as Exhibit
                                                           10.3.1 above,
                                                           (terminated in
                                                           connection with the
                                                           refinancing obtained
                                                           pursuant to the
                                                           Loan and Security
                                                           Agreement included as
                                                           Exhibit 10.3.3 below)
                                                           incorporated herein
                                                           by reference to
                                                           Exhibit 10.3.1 to
                                                           Registrant's Form
                                                           10-K for the year
                                                           ended March 31, 1999.

                                         10.3.1.j          Pledge Agreement,
                                                           dated as of March 26,
                                                           1999, by Registrant
                                                           to The Bank of New
                                                           York, as Agent for
                                                           the benefit of the
                                                           Lenders from time to
                                                           time party to the
                                                           Agreement included as
                                                           Exhibit 10.3.1 above,
                                                           (terminated in
                                                           connection with the
                                                           refinancing obtained
                                                           pursuant to the
                                                           Loan and Security
                                                           Agreement included as
                                                           Exhibit 10.3.3 below)
                                                           incorporated herein
                                                           by reference to
                                                           Exhibit 10.3.1.j to
                                                           Registrant's Form

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

                           10.3.2 Business Purpose Revolving Promissory Note (Swing Line) made by Registrant in favor of Bank One, NA, dated August 4, 1998, (refinanced and replaced by the Loan and Security Agreement included as Exhibit 10.3.3 below), incorporated herein by reference to Exhibit 10.3.4 to Registrant's Form 10-Q for the quarter ended June 30, 1998.

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

                                         10.3.2.d          Amended and Restated
                                                           Security Agreement,
                                                           dated as of March 26,
                                                           1999, by and among
                                                           Registrant and Bank
                                                           One, NA with respect
                                                           to the Note included
                                                           as Exhibit 10.3.2
                                                           above (terminated in
                                                           connection with the
                                                           refinancing obtained
                                                           pursuant to the Loan
                                                           and Security
                                                           Agreement included
                                                           as Exhibit 10.3.3
                                                           below), incorporated
                                                           herein by reference
                                                           to Exhibit 10.3.2.d
                                                           to Registrant's Form
                                                           10-K for the year
                                                           ended March 31, 1999.

                                         10.3.2.e          Deed of Trust,
                                                           Assignment of Leases
                                                           and Rents, Security
                                                           Agreement, Fixture
                                                           Filing and Financing
                                                           Statement, dated as
                                                           of March 26, 1999,
                                                           by Registrant to
                                                           First American Title
                                                           Insurance Company as
                                                           Trustee for the
                                                           benefit of Bank One,
                                                           NA with respect to
                                                           the Note included as
                                                           Exhibit 10.3.2 above
                                                           (terminated in
                                                           connection with the
                                                           refinancing obtained
                                                           pursuant to the Loan
                                                           and Security
                                                           Agreement included
                                                           as Exhibit 10.3.3,
                                                           below). incorporated
                                                           herein by reference
                                                           to Exhibit 10.3.2.e
                                                           to  Registrant's Form
                                                           10-K for the year
                                                           ended March 31,
                                                           1999.

                                         10.3.2.f          Patent and Trademark
                                                           Security Agreement,
                                                           dated as of March 26,
                                                           1999, by Registrant
                                                           and certain of its
                                                           subsidiaries to Bank
                                                           One, NA with respect
                                                           to the Note included
                                                           as Exhibit 10.3.2
                                                           above (terminated in
                                                           connection with the
                                                           refinancing obtained
                                                           pursuant to the Loan
                                                           and Security
                                                           Agreement included
                                                           as Exhibit 10.3.3
                                                           below), incorporated
                                                           herein by reference
                                                           to Exhibit 10.3.2.f
                                                           to Registrant's Form
                                                           10-K for the year
                                                           ended March 31, 1999.

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

                  10.3.3 Loan and Security Agreement, dated as of August 26, 1999, by and between the Registrant, the Lenders party thereto, and Foothill Capital Corporation, as Agent, incorporated by reference to Exhibit 10.3.3 to Registrant's Form 8-K dated August 30, 1999.

                           10.3.3.a Pledge Agreement, dated as of August 26, 1999, between Registrant and Foothill Capital Corporation, as Agent for the Lenders from time to time party to the Loan and Security Agreement included as
                                        Exhibit 10.3.3 above, pledging, among
                                        other assets, the stock owned by
                                        Registrant in Aironet Wireless
                                        Communications, Inc. and Registrant
                                        subsidiaries to Agent as collateral to
                                        secure Registrant's obligations under
                                        the Loan and Security Agreement, filed
                                        herewith.

                           10.3.3.b Real Property Deed of Trust (Harris County, Texas), made as of August 26, 1999 by Registrant unto Joseph C. Mathews as trustee for the benefit of Foothill Capital Corporation, as Agent for the Lenders from time to time party to the Loan and Security Agreement included as Exhibit 10.3.3 above, filed herewith.

                           10.3.3.c Patent, Trademark, Copyright and License Mortgage, made as of August 26, 1999 by Registrant in favor of Foothill Capital Corporation ,as Agent for the Lenders from time to time party to the Loan and Security Agreement included as Exhibit
                                        10.3.3 above, filed herewith.

                  10.4 Amended and Restated Agreement between Registrant and Symbol Technologies, Inc., dated as of September 30, 1992, incorporated herein by reference to Exhibit
                           10.4 to Registrant's Form 10-K for the year ended March 31, 1998.

                  10.5 License, Rights, and Supply Agreement between Aironet Wireless Communications, Inc. and Registrant, dated as of March 31, 1998, incorporated herein by reference to Exhibit 0.5 to Registrant's Form
                           10-K for the year ended March 31, 1998.

                           10.5.1 First Amendment, dated as of March 8, 1996, to the Agreement included as
                                         Exhibit 10.5 above, filed herewith.

                           10.5.2 Agreement, dated as of November 8, 1999, by and among Registrant, Cisco Systems, Inc. and Aironet Wireless Communications, Inc., filed herewith.

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

                  10.15 Stockholder Apgreement, made as of November 8, 1999 between Cisco Systems, Inc., Osprey Acquisition Corporation and Registrant, and related Irrevocable Proxy, executed by Registrant as a stockholder of Aironet Wireless Communications, Inc. as an inducement toward the entry by Cisco Systems, Inc. and Osprey Acquisition Corporation into an Agreement and Plan of Merger and Reorganization dated of even date providing for the acquisition of Aironet by Cisco, filed herewith.

                  10.16 DFS Vendor Agreement between Registrant and Deutsche Financial Services Corporation, dated as of September 30, 1998, incorporated herein by reference to Exhibit
                           10.15 to Registrant's Form 10-Q for the quarter ended December 31, 1998.

                  27. Financial Data Schedule as of June 30, 1999, filed herewith.

            (b)  Reports on Form 8-K

            During the second quarter of fiscal 2000 to which this Annual Report on Form 10-Q relates, the Registrant filed the following Current Reports on Form 8-K: (1) Current Report bearing a cover date of July 1, 1999, attaching Registrant's press release of that date, announcing the further extension of waivers under Registrant's revolving Credit facility and separate business purpose revolving promissory note, effective through August 30, 1999, and certain related amendments to the underlying credit agreements as well as a delay in the filing of the Form 10-K for Registrant's fiscal year ended March 31, 1999 pending completion of the closing of the Registrant's fourth fiscal quarter and the annual audit of its fiscal 1999 financial statment; (ii) Current Report bearing a cover date of July 14, 1999, which announced Registrant's financial results for the fourth quarter of fiscal 1999, and the fiscal year, ended March 31, 1999 (the press release, as incorporated in the Form 8-K, includes unaudited condensed consolidated balance sheets for the Registrant for March 31, 1999 and March 31, 1998 and unaudited condensed consolidated statements of operations for Registrant for the quarterly and twelve-month periods ended March 31, 1999 and March 31, 1998, which finanial statement give effect to the restatements previously discussed in the Registrant's February 23, 1999, March 1, 1999 and June 16, 1999 press releases, each of which have been filed under cover of a Form 8-K bearing a cover date as of the respective press release dates); (iii) Current Report bearing a cover date of July 19, 1999, as updated by Amendment No. 1 thereto filed under cover of a Form 8-K/A bearing the same cover date, reporting the Company's engagement of Arthur Andersen LLP to audit the company's consolidated financial statements for the fiscal year ending March 31, 2000 and the dismissal of PricewaterhouseCoopers LLP as the principal accountant to audit the company's consolidated financial statements effective upon the completion of the audit of the Company's consolidated financial statements for the fiscal year ended March 31, 1999 and the issuance of their report thereon; and (iv) Current Report on bearing a cover date of August 30, 1999, reporting the closing of its new $100 million senior secured credit facility with Foothill Capital Corporation with which the Registrant refinanced its predecessor revolving credit facility and separate business purpose revolving promissory note referenced in (i) above in this Item 6(b).

                               TELXON CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this Form 10-Q to be signed and on its behalf by the undersigned thereunto duly authorized.


Date:             November 15, 1999


                                                       TELXON CORPORATION
                                                       (Registrant)



                                                       /s/  Woody M. McGee
                                                       -----------------------
                                                       Woody M. McGee,
                                                       Vice President and Chief
                                                         Financial Officer

                               TELXON CORPORATION

                                    EXHIBITS

                                       TO

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

**                         10.1.20       Letter agreement of Registrant
                                         with R. Dave Garwood, dated August 30,
                                         1999, for MRP-II consulting services,
                                         filed herewith.

                  10.2     Material Leases of Registrant.

*                          10.2.1        Lease between Registrant and 3330 W.
                                         Market Properties, dated as of
                                         December 30, 1986, for premises at
                                         3330 West Market Street, Akron, Ohio,
                                         incorporated herein by reference to
                                         Exhibit 10.2.1 to Registrant's Form
                                         10-K for the year ended March 31,
                                         1999.

*                          10.2.2        Lease Agreement between The Woodlands
                                         Commercial Properties Company, L.P. and
                                         Registrant, made and entered into as
                                         of January 16, 1998, including Rider
                                         No. 1 thereto, for premises at 8302
                                         New Trails Drive, The Woodlands,
                                         Texas, incorporated herein by reference
                                         to Exhibit 10.2.2 to Registrant's Form
                                         10-K for the year ended March 31,
                                         1998.

*                          10.2.3        Standard Office Lease (Modified Net
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
                                         Registrant, the lenders party thereto
                                         from time to time and The Bank of New
                                         York,  as letter of credit issuer,
                                         swing line lender and agent for the
                                         lenders, dated as of March 8, 1996,
                                         (refinanced and replaced by the Loan
                                         and Security Agreement included as
                                         Exhibit  10.3.3 below)  incorporated
                                         herein by reference to Exhibit 10.3.2
                                         to Registrant's Form 10-K for the year
                                         ended March 31, 1996.

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

*                                        10.3.1.g          Amended and Restated
                                                           Security Agreement,
                                                           dated as of March 26,
                                                           1999, by and among
                                                           Registrant and The
                                                           Bank of New York, as
                                                           Agent for the
                                                           Lenders from time to
                                                           time party to the
                                                           Agreement included
                                                           as Exhibit 10.3.1
                                                           (terminated in
                                                           connection with the
                                                           refinancing obtained
                                                           pursuant to the Loan
                                                           and Security
                                                           Agreement included
                                                           as Exhibit 10.3.3
                                                           below) above,
                                                           incorporated herein
                                                           by reference to
                                                           Exhibit 10.3.1.b to
                                                           Registrant's Form
                                                           8-K dated April 1,
                                                           1999.

*                                        10.3.1.h          Deed of Trust,
                                                           Assignment of Leases
                                                           and Rents, Security
                                                           Agreement, Fixture
                                                           Filing and Financing
                                                           Statement, dated as
                                                           of March 26, 1999,
                                                           by Registrant to
                                                           First American Title
                                                           Insurance Company as
                                                           Trustee for the
                                                           benefit of The Bank
                                                           of New York, as
                                                           Agent for the Lenders
                                                           from time to time
                                                           party to the
                                                           Agreement included as
                                                           Exhibit 10.3.1 above,
                                                           (terminated in
                                                           connection with the
                                                           refinancing obtained
                                                           pursuant to the Loan
                                                           and Security
                                                           Agreement included
                                                           as Exhibit 10.3.3
                                                           below) incorporated
                                                           herein by reference
                                                           to Exhibit 10.3.1.h
                                                           to Registrant's Form
                                                           10-K for the year
                                                           ended March 31,
                                                           1999.

*                                        10.3.1.i          Patent and  Trademark
                                                           Security Agreement,
                                                           dated as of March
                                                           26, 1999, by
                                                           Registrant and
                                                           certain of its
                                                           subsidiaries to The
                                                           Bank of New York, as
                                                           Agent for the benefit
                                                           of the Lenders from
                                                           time to time party
                                                           to the Agreement
                                                           included as Exhibit
                                                           10.3.1 above,
                                                           (terminated in
                                                           connection with the
                                                           refinancing obtained
                                                           pursuant to the Loan
                                                           and Security
                                                           Agreement included
                                                           as Exhibit 10.3.3
                                                           below) incorporated
                                                           herein by reference
                                                           to Exhibit 10.3.1.i
                                                           to Registrant's Form
                                                           10-K for the year
                                                           ended March 31, 1999.

*                                        10.3.1.j          Pledge Agreement,
                                                           dated as of March
                                                           26, 1999, by
                                                           Registrant to The
                                                           Bank of New York, as
                                                           Agent for the benefit
                                                           of the Lenders from
                                                           time to time party to
                                                           the Agreement
                                                           included as Exhibit
                                                           10.3.1 above,
                                                           (terminated in
                                                           connection with the
                                                           refinancing obtained
                                                           pursuant to the Loan
                                                           and Security
                                                           Agreement included
                                                           as Exhibit 10.3.3
                                                           below) incorporated
                                                           herein by reference
                                                           to Exhibit 10.3.1.j
                                                           to Registrant's Form
                                                           10-K for the year
                                                           ended March 31, 1999.

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
                                                           Registrant's Form
                                                           8-K dated July 1,
                                                           1999.

*                          10.3.2        Business Purpose Revolving Promissory
                                         Note (Swing Line) made by Registrant
                                         in favor of Bank One, NA, dated August
                                         4, 1998, (refinanced and replaced by
                                         the Loan and Security Agreement
                                         included as Exhibit 10.3.3 below)
                                         incorporated herein by reference to
                                         Exhibit 10.3.4 to Registrant's Form
                                         10-Q for the quarter ended June 30,
                                         1998.

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

*                                        10.3.2.d          Amended and Restated
                                                           Security Agreement,
                                                           dated as of March
                                                           26, 1999, by and
                                                           among Registrant and
                                                           Bank One, NA with
                                                           respect to the Note
                                                           included as Exhibit
                                                           10.3.2 above
                                                           (terminated in
                                                           connection with the
                                                           refinancing obtained
                                                           pursuant to the Loan
                                                           and Security
                                                           Agreement included
                                                           as Exhibit 10.3.3
                                                           below), incorporated
                                                           herein by reference
                                                           to Exhibit 10.3.2.d
                                                           to Registrant's Form
                                                           10-K for the year
                                                           ended March 31,
                                                           1999.

*                                        10.3.2.e          Deed of Trust,
                                                           Assignment of Leases
                                                           and Rents, Security
                                                           Agreement, Fixture
                                                           Filing and Financing
                                                           Statement, dated as
                                                           of March 26, 1999,
                                                           by Registrant to
                                                           First American Title
                                                           Insurance Company as
                                                           Trustee for the
                                                           benefit of Bank One,
                                                           NA with respect to
                                                           the Note included as
                                                           Exhibit 10.3.2
                                                           above, (terminated
                                                           in connection with
                                                           the refinancing
                                                           obtained pursuant to
                                                           the Loan and
                                                           Security Agreement
                                                           included as Exhibit
                                                           10.3.3 below)
                                                           incorporated herein
                                                           by reference to
                                                           Exhibit 10.3.2.e to
                                                           Registrant's Form
                                                           10-K for the year
                                                           ended March 31,
                                                           1999.

*                                        10.3.2.f          Patent and Trademark
                                                           Security Agreement,
                                                           dated as of March
                                                           26, 1999, by
                                                           Registrant and
                                                           certain of its
                                                           subsidiaries to Bank
                                                           One, NA with respect
                                                           to the Note included
                                                           as Exhibit 10.3.2
                                                           above, (terminated
                                                           in connection with
                                                           the refinancing
                                                           obtained pursuant to
                                                           the Loan and
                                                           Security Agreement
                                                           included as Exhibit
                                                           10.3.3 below)
                                                           incorporated
                                                           herein by reference
                                                           to Exhibit 10.3.2.f
                                                           to Registrant's Form
                                                           10-K for the year
                                                           ended March 31,
                                                           1999.

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
                                                           Form 8-K dated July
                                                           1, 1999.

*                          10.3.3       Loan and Security Agreement, dated as of
                                        August 26, 1999, by and between the
                                        Registrant, the Lenders party thereto,
                                        and Foothill Capital Corporation, as
                                        Agent, incorporated by reference to
                                        Exhibit 10.3.3 to Registrant's Form 8-K
                                        dated August 30, 1999.

**                                      10.3.3.a       Pledge Agreement, dated
                                                       as of August 26, 1999,
                                                       between Registrant and
                                                       Foothill Capital
                                                       Corporation, as Agent
                                                       for the Lenders from
                                                       time to time party to
                                                       the Loan and Security
                                                       Agreement included as
                                                       Exhibit 10.3.3 above,
                                                       pledging, among other
                                                       assets, the stock owned
                                                       by Registrant in Aironet
                                                       Wireless Communications,
                                                       Inc. and Registrant
                                                       subsidiaries to Agent as
                                                       collateral to secure
                                                       Registrant's obligations
                                                       under the Loan and
                                                       Security Agreement,
                                                       filed herewith.

**                                      10.3.3.b       Real Property Deed of
                                                       Trust (Harris County,
                                                       Texas), made as of August
                                                       26, 1999 by Registrant
                                                       unto Joseph C. Mathews
                                                       as trustee for the
                                                       benefit of Foothill
                                                       Capital Corporation, as
                                                       Agent for the Lenders
                                                       from time to time party
                                                       to the Loan and Security
                                                       Agreement included as
                                                       Exhibit 10.3.3 above,
                                                       filed herewith.

**                                      10.3.3.c       Patent, Trademark,
                                                       Copyright and License
                                                       Mortgage, made as of
                                                       August 26, 1999 by
                                                       Registrant in favor
                                                       of Foothill Capital
                                                       Corporation, as Agent
                                                       for the Lenders from
                                                       time to time party to
                                                       the Loan and Security
                                                       Agreement included as
                                                       Exhibit 10.3.3 above,
                                                       filed herewith.

*                 10.4     Amended and Restated Agreement between Registrant and
                           Symbol Technologies, Inc., dated as of September 30,
                           1992, incorporated herein by reference to Exhibit
                           10.4 to Registrant's Form 10-K for the year ended
                           March 31, 1998.

*                 10.5     License, Rights, and Supply Agreement between Aironet
                           Wireless Communications, Inc., and Registrant, dated as of March 31, 1998, incorporated herein by reference to Exhibit 10.5 to Registrant's Form 10-K for the year ended March 31, 1998.

*                          10.5.1        First Amendment, dated as of March 8,
                                         1996, to the Agreement included as
                                         Exhibit 10.5 above, incorporated
                                         herein by reference to Exhibit 10.5.1
                                         to Registrant's Form 10-K for the year
                                         ended March 31, 1999.

**                         10.5.2        Agreement, dated as of November 8,
                                         1999, by and among Registrant, Cisco
                                         Systems, Inc. and Aironet Wireless
                                         Communications, Inc., filed herewith.

*                 10.6     Asset Purchase Agreement by and among Dynatech
                           Corporation, IAQ Corporation, Registrant and Itronix
                           Corporation, then a subsidiary of Registrant, dated as of December 28, 1996, incorporated herein by reference to Exhibit 2 to Registrant's Form 8-K dated
                           December 31, 1996.

*                 10.7     Agreement of Purchase and Sale of Assets by and among
                           Vision Newco, Inc., a subsidiary of Registrant,
                           Virtual Vision, Inc., as debtor and debtor in possession, and the Official Unsecured Creditors'
                           Committee, on behalf of the bankruptcy estate of Virtual Vision, dated as of July 13, 1995, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended June 30,
                           1995.

*                 10.8     Stock Purchase Agreement by and among Registrant and
                           FED Corporation, dated as of March 31, 1998, with respect to FED Corporation's purchase of all of the stock of Virtual Vision, Inc. (fka Vision Newco,
                           Inc.), incorporated herein by reference to Exhibit
                           10.7 to Registrant's Form 10-K for the year ended
                           March 31, 1998.

*                           10.8.1       Escrow Agreement by and among FED
                                         Corporation, Registrant and First
                                         Union National Bank, with respect to
                                         the transactions under the Stock
                                         Purchase Agreement included as Exhibit
                                         10.7 above, incorporated herein by
                                         reference to Exhibit 10.7.1 to
                                         Registrant's Form 10-K for the year
                                         ended March 31, 1998.

*                 10.9     Subscription Agreement by and among New Meta
                           Licensing Corporation, a subsidiary of Registrant, and certain officers of Registrant as Purchasers, dated as of September 19, 1995, incorporated herein by reference to Exhibit 10.8 to Registrant's Form
                           10-Q for the quarter ended September 30, 1995.

*                 10.10    Amended and Restated Shareholder Agreement by and
                           among Metanetics Corporation fka New Meta Licensing
                           Corporation, and its Shareholders, including the officers of Registrant party to the Agreement included as Exhibit 10.8 above, dated as of March 28, 1996, incorporated herein by reference to Exhibit
                           10.9.3 to Registrant's Form 10-K for the year ended
                           March 31, 1996.

*                          10.10.1       First Amendment, dated as of March 30,
                                         1996, to the Agreement included as
                                         Exhibit 10.9 above, incorporated
                                         herein by reference to Exhibit 10.9.4
                                         to Registrant's Form 10-K for the year
                                         ended March 31, 1996.

*                 10.11    Stock Purchase Agreement by and among Meta Holding
                           Corporation, a subsidiary of Registrant, and certain officers of Registrant as Purchasers, dated as of March 30, 1996, incorporated herein by reference to
                           Exhibit 10.8 to Registrant's Form 10-K for the year ended March 31, 1997.

*                 10.12    Stock Purchase Agreement by and between Metanetics
                           Corporation, a subsidiary of Registrant fka New Meta
                           Licensing Corporation, and Accipiter II, Inc., dated as of September 30, 1996, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended September 30, 1996.

*                 10.13    Stock Purchase Agreement by and between
                           Registrant and Telantis Capital, Inc., dated as of March 31, 1997, incorporated herein by reference to
                           Exhibit 10.10 to Registrant's Form 10-K for the year ended March 31, 1997.

*                 10.14    Subscription Agreement by and among Aironet Wireless
                           Communications, Inc., a subsidiary of Registrant, and the investors who executed the same, dated as of March 31, 1998, incorporated herein by reference to
                           Exhibit 10.14 to Registrant's Form 10-K for the year ended March 31, 1998.

*                          10.14.1       Form of Warrant issued pursuant to the
                                         Subscription Agreement included as
                                         Exhibit 10.14 above, incorporated
                                         herein by reference to Exhibit 10.14.1
                                         to Registrant's Form 10-K for the year
                                         ended March 31, 1998.

*                          10.14.2       Stockholders Agreement by and among
                                         Aironet Wireless Communications, Inc.
                                         and its Stockholders party thereto,
                                         including Registrant and the investors
                                         party to the Subscription Agreement
                                         included as Exhibit 10.14 above,
                                         entered into as of March 31, 1998 in
                                         connection with the transactions under
                                         the Subscription Agreement,
                                         incorporated herein by reference to
                                         Exhibit 10.14.2 to Registrant's Form
                                         10-K for the year ended March 31,
                                         1998.

*                          10.14.3       Registration Rights Agreement by and
                                         among Aironet Wireless Communications,
                                         Inc. and certain of its security
                                         holders, including Registrant and the
                                         investors party to the Subscription
                                         Agreement included as Exhibit 10.14
                                         above, entered into as of March 31,
                                         1998 in connection with the
                                         transactions under the Subscription
                                         Agreement, incorporated herein by
                                         reference to Exhibit 10.14.3 to
                                         Registrant's Form 10-K for the year
                                         ended March 31, 1998.

**                10.15    Stockholder Agreement, made as of November 8, 1999
                           between Cisco Systems, Inc., Osprey Acquisition
                           Corporation and Registrant, and related Irrevocable
                           Proxy, executed by Registrant as a stockholder of Aironet Wireless Communications, Inc. as an inducement toward the entry by Cisco Systems Inc. and Osprey Acquisition Corporation into an Agreement and
                           Plan of Merger and Reorganization dated of even date providing for the acquisition of Aironet by Cisco, filed herewith.

*                 10.16    DFS Vendor Agreement between Registrant and Deutsche
                           Financial Services Corporation, dated as of September
                           30, 1998, incorporated herein by reference to Exhibit
                           10.15 to Registrant's Form 10-Q for the quarter ended
                           December 31, 1998.

**                27.      Financial Data Schedule as of June 30, 1999, filed
                           herewith.

-----------------------------------

*        Previously filed

**       Filed herewith