Form 10-Q
period 1999-12-31
TELXON CORP
filed 2000-02-14
CIK 352495

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]*. No [ ].

* All such filings were timely made except that the registrant was late in filing its Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998 and its Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

At December 31, 1999, there were 16,398,281 outstanding shares of the registrant's Common Stock.

                               TELXON CORPORATION
        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PART I.       FINANCIAL INFORMATION:                                                       Page No.
                                                                                           --------
         Item 1:      Consolidated Financial Statements
                      Balance Sheet                                                           3
                      Statement of Operations                                                 4
                      Statement of Cash Flows                                                 5
                      Notes to Consolidated Financial Statements                            6-20

         Item 2:      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                   21-42

         Item 3:      Quantitative and Qualitative Disclosure About Market Risk             43-44

PART II.      OTHER INFORMATION:

         Item 1:      Legal Proceedings                                                      45
         Item 2:      Changes in Securities and Use of Proceeds                              45
         Item 6:      Exhibits and Reports on Form 8-K                                      45-56



PART I. FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                                            TELXON CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEET
                                          (In thousands except per share amounts)

                                                                                      December 31,             March 31,
                                                                                          1999                   1999
                                                                                    -----------------       ----------------
ASSETS                                                                                (Unaudited)

Current assets:
Cash                                                                                         $ 9,794               $ 22,459
Accounts receivable, net of allowance for doubtful
   accounts of $5,139 and $11,069                                                             74,388                 84,500
Notes and other accounts receivable                                                            6,305                  4,015
Inventories                                                                                   85,509                129,049
Prepaid expenses and other                                                                     6,906                  9,029
                                                                                    -----------------       ----------------
              Total current assets                                                           182,902                249,052
Property and equipment, net                                                                   65,086                 69,557
Intangibles and other assets, net                                                             19,002                 30,235
Investment in affiliate                                                                       21,645                      -
                                                                                    -----------------       ----------------
              Total                                                                        $ 288,635              $ 348,844
                                                                                    =================       ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable                                                                               $ 55,015               $ 68,567
Capital lease obligations due within one year                                                    405                    525
Accounts payable                                                                              42,711                 64,966
Payable to affiliate                                                                           4,769                      -
Income taxes payable                                                                           6,594                  6,434
Accrued liabilities                                                                           50,450                 74,285
                                                                                    -----------------       ----------------
              Total current liabilities                                                      159,944                214,777
Capital lease obligations                                                                      1,143                  1,435
Convertible subordinated notes and debentures                                                106,913                106,913
Long-term debt                                                                                11,083                      -
Other long-term liabilities                                                                    6,394                  5,446
                                                                                    -----------------       ----------------
              Total liabilities                                                              285,477                328,571
Minority interest                                                                                  -                  3,307
Stockholders' equity
Preferred stock, $1.00 par value per share; 500
  shares authorized, none issued                                                                   -                      -
Common stock, $.01 par value per share; 50,000 shares
  authorized, 16,398 and 16,234 shares issued                                                    164                    162
Additional paid-in capital                                                                    88,140                 87,029
Retained deficit                                                                             (78,495)               (61,977)
Accumulated other comprehensive income for foreign currency translation                       (5,087)                (5,464)
Unearned compensation relating to restricted stock awards                                       (179)                   (82)
Treasury stock; 2 and 78 shares of common stock at cost                                         (106)                (1,423)
Notes related to purchase of subsidiary stock                                                 (1,279)                (1,279)
                                                                                    -----------------       ----------------
              Total stockholders' equity                                                       3,158                 16,966
                                                                                    -----------------       ----------------
Commitments and contingencies                                                                      -                      -
                                                                                    -----------------       ----------------
              Total                                                                        $ 288,635              $ 348,844
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



                                                  TELXON CORPORATION AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENT OF OPERATIONS
                                                (In thousands except per share amounts)
                                                              (Unaudited)

                                                                    Three Months Ended                 Nine Months Ended
                                                                       December 31,                       December 31,
                                                              --------------------------------   --------------------------------
                                                                   1999             1998              1999             1998
                                                              ---------------   --------------   ---------------   --------------
                                                                                                                   (as restated)
Revenues:
      Product, net                                                  $ 74,943         $ 76,392         $ 219,479        $ 248,989
      Customer service, net                                           21,291           20,016            60,875           62,222
                                                              ---------------   --------------   ---------------   --------------
Total net revenues                                                    96,234           96,408           280,354          311,211

Cost of revenues:
      Product                                                         55,431           57,446           163,728          164,670
      Customer service                                                12,971           14,047            37,260           40,374
                                                              ---------------   --------------   ---------------   --------------
Total cost of revenues                                                68,402           71,493           200,988          205,044
                                                              ---------------   --------------   ---------------   --------------

Gross profit:
      Product                                                         19,512           18,946            55,751           84,319
      Customer service                                                 8,320            5,969            23,615           21,848
                                                              ---------------   --------------   ---------------   --------------
Total gross profit                                                    27,832           24,915            79,366          106,167

Operating expenses:
      Selling expenses                                                18,361           22,829            55,202           67,700
      Product development and engineering expenses                     6,350           10,670            19,492           29,108
      General & administrative expenses                               13,860           13,612            41,216           33,541
      Unconsummated business combination costs                             -            4,491                 -            8,070
                                                              ---------------   --------------   ---------------   --------------
Total operating expenses                                              38,571           51,602           115,910          138,419
                                                              ---------------   --------------   ---------------   --------------

Loss from operations                                                 (10,739)         (26,687)          (36,544)         (32,252)

Interest income                                                          137              226               552              569
Interest expense                                                      (3,613)          (2,499)          (10,414)          (6,828)
                                                              ---------------   --------------   ---------------   --------------

Loss before other non-operating income (expense)
      and income taxes                                               (14,215)         (28,960)          (46,406)         (38,511)

Other non-operating income (expense)                                      64             (237)           32,530            1,025
                                                              ---------------   --------------   ---------------   --------------

Loss before income taxes                                             (14,151)         (29,197)          (13,876)         (37,486)

Provision for income taxes                                               621           16,659             2,637           14,784
                                                              --------------    -------------    --------------    --------------
Net loss                                                           $ (14,772)       $ (45,856)        $ (16,513)       $ (52,270)
                                                              ===============   ==============   ===============   ==============
Net loss per common share:
              Basic                                                  $ (0.91)         $ (2.86)          $ (1.02)         $ (3.25)
              Diluted                                                $ (0.91)         $ (2.86)          $ (1.02)         $ (3.25)
Average number of common shares outstanding:
              Basic                                                   16,318           16,048            16,235           16,101
                                                              ===============   ==============   ===============   ==============
              Diluted                                                 16,318           16,048            16,235           16,101
                                                              ===============   ==============   ===============   ==============


See accompanying notes to consolidated financial statements.


                                             TELXON CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                                        (In thousands)
                                                         (Unaudited)
                                                                                                    Nine Months Ended
                                                                                                       December 31,
                                                                                          -------------------------------------
                                                                                                1999                1998
                                                                                          -----------------   -----------------
Cash flows from operating activities:                                                                          (as restated)
  Net  loss                                                                                      $ (16,513)          $ (52,270)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
      Depreciation and amortization                                                                 19,330              19,622
      Amortization of restricted stock awards, net                                                     332                 201
      Provision for doubtful accounts                                                                2,091               5,249
      Provision for inventory obsolescence                                                           5,962               6,787
      Gain on sale of subsidiary stock                                                             (32,167)                  -
      Gain on sale of assets                                                                             -                (900)
      Gain on sale of non-marketable investments                                                      (761)                  -
      Equity in earnings of affiliate                                                               (1,039)                  -
      Loss on disposal of property and equipment                                                       207                 255
      Loss on carrying value of non-marketable investment                                            1,558                   -
      Impairment charge                                                                                381                   -
      Minority interest                                                                                  -                 416
      Changes in assets and liabilities:
              Accounts and notes receivable                                                           (101)             13,110
              Amounts due to and from affiliate                                                      4,769                   -
              Inventories                                                                           26,730             (26,764)
              Prepaid expense and other                                                              1,768               3,372
              Intangibles and other assets                                                             (92)              2,806
              Accounts payable and accrued liabilities                                             (32,431)              6,151
              Other long-term liabilities                                                              948               4,012
                                                                                          -----------------   -----------------
   Net cash used in operating activities                                                           (19,028)            (17,953)
Cash flows from investing activities:
      Additions to property and equipment                                                          (11,042)            (26,538)
      Software and other investments                                                                (2,827)             (4,792)
      Proceeds from the sale of subsidiary stock, net of cash given                                 17,211                   -
      Purchase of non-marketable investments                                                             -              (1,950)
      Proceeds from the sale of non-marketable securities                                            1,523                   -
      Proceeds from the sale of non-marketable equity investment                                     2,004
      Payments from long-term notes receivable                                                           -                 929
      Additions to long-term notes receivable                                                            -                (795)
                                                                                          -----------------   -----------------
   Net cash provided by (used in) investing activities                                               6,869             (33,146)
Cash flows from financing activities:
      Extinguishment of former credit facility                                                     (48,888)                  -
      (Repayments) borrowings on former credit facility, net                                       (17,179)             53,526
      Borrowings on current credit facility, net                                                    30,082                   -
      Borrowings of bridge loan under current credit facility                                       20,000
      Borrowings on long-term provisions of current credit facility                                 17,000                   -
      Principal payments on long-term debt                                                            (984)                  -
      Debt issue costs paid                                                                         (2,215)               (302)
      Proceeds from the sale of treasury stock                                                         491
      Proceeds from the exercise of stock options                                                    1,950               1,793
      Principal payments on capital leases                                                            (412)               (589)
      Purchase of treasury shares                                                                        -              (1,088)
                                                                                          -----------------   -----------------
   Net cash (used in) provided by financing activities                                                (155)             53,340
      Effect of foreign currency translation on cash                                                  (351)                316
                                                                                          -----------------   -----------------
   Net (decrease) increase in cash and cash equivalents                                            (12,665)              2,557
Cash at beginning of period                                                                         22,459              27,500
                                                                                          -----------------   -----------------
Cash at end of period                                                                              $ 9,794            $ 30,057
                                                                                          =================   =================


See accompanying notes to consolidated financial statements.

                       TELXON CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands except share and per share amounts)
                         (Unaudited and As and Restated)

1.       Management Representation

         The consolidated financial statements of Telxon Corporation ("Telxon") and its subsidiaries (collectively with Telxon, the "Company") have been prepared without audit and in accordance with the instructions to Form 10-Q. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of results for the interim periods, have been made. The operating results for the three and nine months ended December 31, 1999, are not necessarily indicative of the results that may be achieved for the year ending March 31, 2000. The statements, including the March 31, 1999 balance sheet, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999. Comparative December 31, 1998 consolidated financial statements are unaudited and, as restated, are discussed in Note 4 - Restatement.

2.       Basis of Presentation

         As discussed in Note 12, Subsidiary Stock Transactions and Divestitures, during the three months ended September 30, 1999, the Company and its former subsidiary, Aironet Wireless Communications, Inc. ("Aironet"), sold shares of Aironet's voting common stock on the Nasdaq National Market in an Initial Public Offering ("IPO"). As a result of the IPO, the Company's percentage interest in the voting common stock of Aironet is approximately 35%. As such, the Company has ceased to consolidate the results of Aironet as of April 1, 1999, the beginning of the Company's fiscal year. From that date forward, the Company has accounted for the results of Aironet under the equity method of accounting in accordance with the provisions of Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock".

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

         During the quarter and nine months ended December 31, 1999, the Company incurred net losses of $14,772 and $16,513, respectively. The net income for the quarter ended September 30, 1999 was primarily the result of the non-operating gain recorded related to the sale of Aironet voting common stock of $32,167. The Company incurred losses from operations of $10,739 and $36,544 for the quarter and nine months ended December 31, 1999, respectively. The Company's stockholders' equity and working capital at December 31, 1999 were $3,158 and $22,958, respectively. For the nine months ended December 31, 1999, the Company used $19,028 of cash in operating activities.

         The Company has pursued the generation of cash from sources such as inventories and accounts receivable, and the management of vendor payments and related operating expenditures. However, there can be no assurance that the cash flows generated from such sources will be sufficient to support the Company's efforts to manage the payment of the amounts presently owed to, or subsequently incurred with, its suppliers. If cash flows are not sufficient there could be disruption of the flows of necessary materials, components, services or other cash requirements of the Company. In addition, litigation, commitments and contingencies referenced in Note 10 - Litigation and Contingencies could have a material adverse effect on the Company's cash flows and, in turn, on the Company's results of operations and financial condition.

         On November 9, 1999, Cisco Systems, Inc. ("Cisco") announced that it would purchase the Company's affiliate, and former subsidiary, Aironet Wireless Communications Inc. ("Aironet"), for shares of Cisco common stock. The holders of Aironet securities will receive .6373 shares of Cisco common stock for each Aironet share, option or warrant owned. Since that announcement, the Company believes that a significant portion of the market value of the Aironet shares held by the Company is attributable to the market value of Cisco common stock.

         Based on the value of Cisco common stock on December 31, 1999, the purchase of Aironet by Cisco will result in total proceeds of $969,801. Based on this value, the total purchase price translates into $68.27 per each share of Aironet common stock on that date. As the company continues to own 4,994,262 shares of Aironet stock, or 35% of total outstandings, the fair value of the proceeds to the Company is $340,962. Based on this fair value, the transaction will result in a pre-tax gain, prior to related transaction costs, of $319,317 and the Company carrying its resultant investment in Cisco shares on the fair value method of accounting, in accordance with the requirements of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

         Based on the value of Cisco common stock on February 10, 2000, the purchase of Aironet by Cisco will result in total proceeds of $1,230,644. Based on this value, the total purchase price translates into $86.63 per each share of Aironet owned by the Company, or $432,669 in fair value.

4.       Restatement

         On July 14, 1999, the Company announced its results for the year ended March 31, 1999. The year-end results reported contained a further restatement adjustment of the results for the three months ended September 30, 1998 in addition to the restatement originally announced on February 23, 1999. The accompanying financial statements reflect the further restatement. As a result of this adjustment, product revenues of $6,984 and corresponding cost of product revenues of $4,719 related to the sale of the Company's product under which the Company guaranteed a customer's lease payments to a third party lessor, were deferred subject to the customer's satisfaction of the lease payments.

         A summary of the effects of the restatement on the Company's statement of operations for the nine months ended December 31, 1998 is presented below:


                                TELXON CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF OPERATIONS
                                (In thousands, except per share data)
                                             (Unaudited)

                                                                                      NINE MONTHS
                                                                          -------------------------------------
                                                                                ENDED DECEMBER 31, 1998
                                                                          -------------------------------------
                                                                           (AS PRESENTED)      (AS RESTATED)
Revenues:
  Product, net                                                                   $ 255,975           $ 248,989
  Customer service, net                                                             62,222              62,222
                                                                          -----------------  ------------------
      Total net revenues                                                           318,197             311,211

Cost of revenues:
  Product                                                                          169,388             164,670
  Customer service                                                                  40,375              40,374
                                                                          -----------------  ------------------
      Total cost of revenues                                                       209,763             205,044

Gross profit:
  Product                                                                           86,587              84,319
  Customer service                                                                  21,847              21,848
                                                                          -----------------  ------------------
      Total gross profit                                                           108,434             106,167

Operating expenses:
  Selling expenses                                                                  67,699              67,700
  Product development and engineering expenses                                      29,107              29,108
  General & administrative expenses                                                 33,541              33,541
  Unconsummated business
     combination costs and other charges                                             8,070               8,070
                                                                          -----------------  ------------------
         Total operating expenses                                                  138,417             138,419
                                                                          -----------------  ------------------

Loss from operations                                                               (29,983)            (32,252)

Interest income                                                                        569                 569
Interest expense                                                                    (6,829)             (6,828)
                                                                          -----------------  ------------------

Loss before other non-operating
             income and income taxes                                               (36,243)            (38,511)

Other non-operating income                                                           1,025               1,025
                                                                          -----------------  ------------------

Loss before income taxes                                                           (35,218)            (37,486)

Provision for income taxes                                                          14,784              14,784
                                                                          -----------------  ------------------

Net loss                                                                         $ (50,002)          $ (52,270)
                                                                          =================  ==================

Net loss per share:

Basic                                                                              $ (3.11)            $ (3.25)
                                                                          =================  ==================

Diluted                                                                            $ (3.11)            $ (3.25)
                                                                          =================  ==================

Average number of common shares outstanding:
               Basic                                                                16,101              16,101
               Diluted                                                              16,101              16,101


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


                                            For the Three Months Ended                       For the Three Months Ended
                                                December 31, 1999                                  December 31, 1998
                                -------------------------------------------------- ------------------------------------------------
                                        Net                        Per Share              Net                         Per Share
                                       Loss             Shares         Amount             Loss       Shares            Amount
                                -------------------- ------------  --------------- ------------------------------- ----------------
Net loss                         $ (14,772)                                             $(45,856)
                                ====================                               ================
BASIC LOSS PER SHARE
Loss incurred by
  common stockholders            $ (14,772)               16,318         $(0.91)        $(45,856)     16,048           $(2.86)
                                ====================               =============== ================                ================

EFFECT OF DILUTIVE
  SECURITIES
Options                                                        -                                           -
                                                     ------------                                  ---------------

DILUTED LOSS PER SHARE
Loss incurred by holders
  of common stock and
  common stock equivalents       $ (14,772)               16,318         $(0.91)        $(45,856)     16,048           $(2.86)
                                ==================== ============  =============== =============================== ================


                                             For the Nine Months Ended                       For the Nine Months Ended
                                                December 31, 1999                                December 31, 1998
                                  ------------------------------------------------ -----------------------------------------------
                                        Net                        Per Share             Net                          Per Share
                                        Loss           Shares          Amount            Loss           Shares         Amount
                                  ----------------- -------------- --------------- ----------------- -------------- --------------
Net loss                                  $(16,513)                                        $(52,270)
                                  =================                                =================
BASIC LOSS PER SHARE
Loss incurred by
  common stockholders                     $(16,513)        16,235         $ (1.02)         $(52,270)        16,101         $(3.25)
                                  =================                =============== =================                ==============

EFFECT OF DILUTIVE
  SECURITIES
Options                                                         -                                                -
                                                    --------------                                   --------------

DILUTED LOSS PER SHARE
Loss incurred by holders of
  common stock and common
  stock equivalents                       $(16,513)        16,235         $ (1.02)         $(52,270)        16,101         $(3.25)
                                  ================= ============== =============== ================= ============== ==============


         Options to purchase 3,765,385 shares of common stock at a weighted average exercise price of $14.47 were outstanding at December 31, 1999, but were not included in the computation of diluted earnings per share for the three and nine months then ended because the options would have an anti-dilutive effect on the net loss for the period.

         Options to purchase 3,198,753 shares of common stock at a weighted average exercise price of $17.94 per share were outstanding at December 31, 1998, but were not included in the computation of diluted earnings per share for the three and nine months then ended because the options would have had an anti-dilutive effect on the net loss for the periods then ended.

         The shares issuable upon conversion of Telxon's 5-3/4% Convertible Subordinated Notes and 7-1/2% Convertible Subordinated Debentures were omitted from the diluted earnings per share calculations because their inclusion at December 31, 1999 and 1998 would have had an anti-dilutive effect on earnings for the three and nine months then ended.


6.         Comprehensive Loss


                                                                                      Three Months Ended
                                                                               December 31,          December 31,
                                                                                   1999                  1998
                                                                           ---------------------  --------------------
                                                                                                      (Restated)
           Total comprehensive loss consisted of the following:

           Net loss                                                                   $ (14,772)            $ (45,856)
           Other comprehensive loss:
           Foreign currency translation adjustment                                         (524)                  (66)
                                                                           ---------------------  --------------------
           Total comprehensive loss                                                   $ (15,296)            $ (45,922)
                                                                           =====================  ====================


                                                                                         Nine Months Ended
                                                                               December 31,          December 31,
                                                                                   1999                  1998
                                                                           ---------------------  --------------------
                                                                                                      (Restated)
           Net loss                                                                   $ (16,513)            $ (52,270)
           Other comprehensive (loss) income:
           Foreign currency translation adjustment                                         (349)                  569
                                                                           ---------------------  --------------------
           Total comprehensive loss                                                   $ (16,862)            $ (51,701)
                                                                           =====================  ====================

7.         Inventories


                                                                               December 31,            March 31,
                                                                                   1999                  1999
                                                                           ---------------------  --------------------
           Inventories consisted of the following:

           Purchased components                                                        $ 50,005              $ 51,112
           Work-in-process                                                               16,039                32,360
           Finished goods                                                                19,465                45,577
                                                                           ---------------------  --------------------
                                                                                       $ 85,509             $ 129,049
                                                                           =====================  ====================

8.         Accrued Liabilities


                                                                               December 31,            March 31,
                                                                                   1999                  1999
                                                                           ---------------------  --------------------
           Accrued liabilities consisted of the following:

           Deferred customer service revenues                                          $ 10,694              $ 15,351
           Deferred product revenues                                                      6,499                14,168
           Accrued discontinued product costs                                             5,682                12,422
           Accrued payroll and other
              employee compensation                                                       6,429                11,649
           Other accrued liabilities                                                     21,146                20,695
                                                                           ---------------------  --------------------
                                                                                       $ 50,450              $ 74,285
                                                                           =====================  ====================

         The Company's domestic accrual for severance costs decreased from a balance of $3,429 at March 31, 1999 to a balance of $2,041 at December 31, 1999. This decrease was caused by severance charges of $1,247 during the first nine months of fiscal 2000 that were more than offset by severance payments of $2,635 to terminated employees. A total of 35 employees were terminated during the first half of fiscal 2000. The areas of the company affected were domestic sales operations, domestic product development, manufacturing operations and corporate administration. There have been no material changes to the amounts accrued at either March 31, 1999 or December 31, 1999. In addition to the domestic sales activity, 1 employee was terminated in the Company's international sales operations during the second quarter of fiscal 2000. The severance recorded related to this employee was approximately $1,100, and such amount was paid prior to September 30, 1999.



9.       Supplemental Cash Flow Information

                                                                          Nine Months Ended
                                                                 December 31,           December 31,
                                                                     1999                   1998
                                                             ---------------------  ---------------------
              Cash paid during the period for:
              Interest                                                     $8,877                 $8,946
              Income taxes                                                 $3,777                 $5,506


         Capital lease additions of $276 during the nine months ended December 31, 1998 have been excluded from the accompanying consolidated statement of cash flows as a non-cash transaction. There were no capital lease additions during the nine months ended December 31, 1999. The non-cash portion of the gain related to the sale of Aironet common stock of $14,956 has been excluded from the accompanying consolidated statement of cash flows as a non-cash transaction.

10.      Litigation and Contingencies

         On September 21, 1993, a derivative Complaint was filed in the Court of Chancery of the State of Delaware, in and for Newcastle County, by an alleged stockholder of the Company derivatively on behalf of Telxon. The named defendants are the Company; Robert F. Meyerson, former Chairman of the Board, Chief Executive Officer and director; Dan R. Wipff, then President, Chief Operating Officer and Chief Financial Officer and director; Robert A. Goodman, Corporate Secretary and outside director; Norton W. Rose, then an outside director; and Dr. Raj Reddy, outside director. The Complaint alleges breach of fiduciary duty to the Company and waste of the Company's assets in connection with certain transactions entered into by Telxon and compensation amounts paid by the Company. The Complaint seeks an accounting, injunction, rescission, attorney's fees and costs. While the Company is nominally a defendant in this derivative action, no monetary relief is sought by the plaintiff from the Company.

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

         The post-intervention claims are the subject of ongoing discovery, which should be completed in February 2000. The defendants filed a Motion For Summary Judgment on November 15, 1999, and the plaintiff filed a cross Motion for Summary Judgment on December 7, 1999. The Motions were argued before the Court on February 4, 2000, and the defendants are preparing a supplemental brief for filing February 14, 2000. No trial date has been set.

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

         On February 7, 1998, a complaint was filed against the Company in the District Court of Harris County, Texas, by Southwest Business Properties, the landlord of the Company's former Wynnwood Lane facility in Houston, Texas, alleging counts for breach of contract and temporary and permanent injunctive relief, all related to alleged environmental contamination at the Wynnwood property, and seeking specific performance, unspecified monetary damages for all injuries suffered by plaintiff, payment of pre-judgement interest, attorneys' fees and costs and other unspecified relief. In its Answer, Telxon denied plaintiff's allegations. The case was set for trial in December 1999 but was settled by the parties; the $500 cost of the initial settlement, $275 of which has been covered by the Company's insurer, has been recorded in the accompanying financial statements; additional amounts of up to $100 are required to be paid as part of the settlement in the event that the remediation described below is not timely completed.

         While the litigation with the landlord was pending, Telxon and the landlord filed on July 7, 1999 a joint application with the Texas Natural Resource Conservation Commission for approval of a proposed Response Action Work Plan for the property pursuant to the Commission's Voluntary Cleanup Program. The plan, which was approved by the Commission in August 1999, projects completion of remediation and issuance of a closure certificate in 2002, for which the Company has accrued the estimated costs of $250. If closure of the remediation is not certified when contemplated by the plan, and the Company were ultimately to become responsible for the alleged contamination, the associated loss could have a material adverse effect on results of operations for one or more quarters in which the associated charge(s) would be taken.

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

         On June 2, 1998, the Court ordered consolidation of the above-captioned cases. On February 10, 2000, without having filed an Amended Complaint or seeking any discovery, the plaintiffs filed a notice for the dismissal of the action without prejudice, the approval of which by the Court is pending. Should the Court not grant the dismissal, the defendants believe that these claims lack merit and intend to vigorously defend the consolidated action.

         From December 1998 through March 1999, a total of 27 class actions were filed in the United States District Court, Northern District of Ohio, by certain alleged stockholders of the Company on behalf of themselves and purported classes consisting of Telxon stockholders, other than the defendants and their affiliates, who purchased stock during the period, from May 21, 1996 through February 23, 1999 or various portions thereof, alleging claims for "fraud on the market" arising from alleged misrepresentations and omissions with respect to the Company's financial performance and prospects and an alleged violation of generally accepted accounting principles by improperly recognizing revenues. The named defendants are the Company, former President and Chief Executive Officer Frank E. Brick and former Senior Vice President and Chief Financial Officer Kenneth W. Haver. The actions were referred to a single judge. On February 9, 1999, the plaintiffs filed a Motion to Consolidate all of the actions, and the Court heard motions on naming class representatives and lead class counsel on April 26, 1999.

         On August 25, 1999, the Court appointed lead plaintiffs and their counsel, ordered the filing of an Amended Complaint, and dismissed 26 of the 27 class action suits without prejudice and consolidated those 26 cases into the first filed action. The appointed lead plaintiffs appointed by the Court filed an Amended Class Action Complaint on September 30, 1999. The Amended Complaint alleges that the defendants engaged in a scheme to defraud investors through improper revenue recognition practices and concealment of material adverse conditions in Telxon's business and finances. The Amended Complaint seeks certification of the identified class, unspecified compensatory and punitive damages, pre- and post-judgment interest, and attorneys' fees and costs. Various appeals and writs challenging the District Court's August 25, 1999 rulings have been filed by two of the unsuccessful plaintiffs and continue to be pending; should the Court of Appeals take jurisdiction of the challenges, further District Court proceedings would be stayed pending the appellate court's disposition of the challenges.

         On November 8, 1999, the defendants jointly moved to dismiss the Amended Complaint. The Court held a case management conference on November 16, 1999 at which it set a conditional schedule. Briefing of the defendants' motion to dismiss and the plaintiffs' opposition thereto was completed January 18, 2000. The motion to dismiss remains pending, and all discovery remains stayed pending the Court's ruling on the motion. Also pending is plaintiffs' motion, filed November 16, 1999, to lift the discovery stay to allow the serving of discovery requests on a non-party, which motion is opposed by the defendants. The defendants believe that these claims lack merit, and they intend to vigorously defend these actions. Defendants anticipate filing a Motion to Dismiss.

         By letter dated December 18, 1998, the Staff of the Division of Enforcement of the Securities and Exchange Commission advised the Company that it was conducting a preliminary, informal inquiry into trading of the securities of the Company at or about the time of the Company's December 11, 1998 press release announcing that the Company would be restating the revenues for its second fiscal quarter ended September 30, 1998. On January 20, 1999, the Commission issued a formal Order Directing Private Investigation And Designating Officers To Take Testimony with respect to the referenced trading and specified accounting matters, pursuant to which subpoenas have been served requiring the production of specified documents and testimony. The Company has cooperated, and intends to continue cooperating fully with, the Staff.

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

         On December 30, 1999, a Derivative Complaint was filed in the Court of Chancery of the State of Delaware, in and for Newcastle County, by an alleged stockholder of the Company derivatively on behalf of Telxon. The named defendants are the Company; the then directors of the Company, Richard J. Bogomolny, John H. Cribb, Robert A. Goodman, Raj Reddy, Frank Brick and Norton Rose; Robert F. Meyerson, former Chairman of the Board, Chief Executive Officer and director; and Telantis Venture Partners V Inc., an affiliate of Robert F. Meyerson. The Complaint alleges that Telxon's sale of stock in its then Aironet Wireless Communications, Inc. subsidiary to Meyerson interests constitutes a waste and gift of Telxon assets in breach of the defendant directors' duties of care and to act in good faith. The Complaint also alleges that the defendant directors' opposition of an alleged offer by Symbol to acquire the Company in the Spring of 1998 violated their duties of loyalty, good faith and due care and wasted the Company's assets. The Complaint seeks an order rescinding the Aironet stock transactions (or in the event such relief cannot be granted, rescissory damages), requiring the defendants other than the Company to account for Telxon's losses in connection with the alleged wrongs (including the funds spent resisting the alleged Symbol bid) and awarding plaintiff its attorneys' fees and expenses. While the Company is nominally a defendant in this derivative action, no monetary relief is sought by the plaintiff from the Company. The defendants have received an extension of time within which to file their initial response to the Complaint.

         The defendants believe that these derivative claims lack merit and intend to vigorously defend this action. While the ultimate outcome of this action cannot presently be determined, the Company does not anticipate that this matter will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows and accordingly has not made provisions for any loss or related insurance recovery in its financial statements.

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

11.      Income Taxes

         The Company's consolidated tax provision of $621 and $2,637 for the third quarter and first nine months of fiscal 2000, respectively, relate to foreign taxes on the Company's international subsidiaries. No taxes have been provided for the gain related to the sale of Aironet voting common stock, which occurred in the second quarter of fiscal 2000, as the Company has a sufficient current year operating loss to offset a tax provision or liability. The Company has not recognized any income tax benefits other than those utilized through the realization of gains from the sale of Aironet voting common stock based on the Company's assessment that it is more likely than not that the deferred tax assets will not be utilized through future taxable income or implementation of tax planning strategies.

12.      Subsidiary Stock Transactions and Divestitures

         During the second quarter of fiscal 2000, Aironet and the Company sold 6,919,434 shares of Aironet's voting common stock on the Nasdaq National Market at an offering price of $11.00 per share. Of the total number of shares offered, Aironet sold 4,637,196 shares, and the Company sold 2,282,238 shares. The aggregate proceeds, net of underwriting discounts and commissions, were $47,400 to Aironet and $23,300 to Telxon. Subsequent to this transaction, the Company's remaining interest in Aironet was approximately 35%. As a result of this transaction, the Company recorded a non-operating gain of approximately $32,200 net of additional transaction costs of $1,500. Also as a result of this transaction, the Company ceased consolidation of Aironet effective April 1, 1999 and is accounting for its investment under the equity method of accounting. Investment income of $337 and $1,039 was recorded for the Company's interest in the earnings of Aironet for the third quarter and first nine months of fiscal 2000. During the three months ended June 30, 1999, the Company repurchased 60,000 shares of the voting common stock of Metanetics from former key employees, at a price of $2.00 per share. Giving effect to the share repurchase, the Company's interest in the voting common stock of Metanetics was 61% at June, 30, 1999. Prior to the repurchase of these shares, the Company's interest in the voting common stock of Metanetics was 60%.

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

         Effective March 31, 1998, the Company sold the stock of its Virtual Vision subsidiary to a third party in exchange for $500 in cash and $4,500 in Series F Preferred Shares of FED Corporation at a value of $6.00 per share or 750,000 shares. As all of the conditions of the sale were not satisfied as of March 31, 1998, the related pre-tax gain of $900 was deferred. During the three months ended June 30, 1998, all of the conditions of the sale were satisfied, and the Company recorded a pre-tax gain of $900 as non-operating income in the accompanying consolidated statement of operations.

13.      Senior Secured Credit Facility

         On August 30, 1999, the Company entered into a loan and security agreement whereby Telxon obtained a $100,000 senior secured credit facility as a replacement for the Company's existing revolving credit agreement and business purpose promissory note. The facility consists of both term and revolving credit arrangements. On November 18, 1999, the Company entered into an amendment of this security agreement whereby additional borrowings of $20,000 were provided. The amendment also extended to March 31, 2000 the maturity date of the $30,000 term loan described below.

         Borrowings under the revolving loan provisions of such facility are subject to availability on qualifying accounts receivable and inventory, reduced by amounts borrowed and outstanding under the facility's term loan features and letters of credit. The revolving credit facility has a limit of $50,000 less the outstanding balance of the term loans and until such time the bridge loans described below are paid in full. At that time, the maximum amount available will increase to $80,000 less the outstanding remaining term loan balances. Availability under the agreement is $24,900 as of December 31, 1999. The maturity date of the loan and security agreement is August 29, 2002. At the maturity date the agreement is automatically renewed for successive one-year periods until the agreement is terminated.

         The secured credit facility has four term loan features. The first term loan of $6,000 is limited by a portion of the liquidation value of the Company's machinery and equipment. The repayment terms for this term loan are straight-line over a 10-year period. The second term loan of $10,000 is limited, together with the $20,000 and $30,000 term loans discussed below, by the market value of Aironet capital stock owned by the Company. The repayment of this second term loan is straight-line over a 3-year period. The third and fourth term loans of $20,000 and $30,000, respectively, are limited by a specific percentage of the market value of Aironet capital stock owned by the Company. The third and fourth term loans mature on March 31, 2000 and are to be repaid with proceeds resulting from the sale of a portion of the Company's Aironet stock.

         The interest rate charged on the revolving loan, the $6,000 term loan and the $20,000 term loan is 0.5% above the financial institution's prime lending rate. The $6,000 term loan and the revolving loan may be converted to Euro-rate loans at the option of the Company; converted loans would be charged a rate of 2.75% plus the Eurodollar rate. On December 31, 1999, the prime lending rate and the Eurodollar rate were 8.50% and 6.00%, respectively. At December 31, 1999 the rate charged on each of these loans was prime plus .50%, or 9.0%. To the extent that the $30,000 and $20,000 term loans are not repaid upon any sale of Aironet stock by the Company, the rate on these term loans will become fixed at 12.5%. The interest rate on the $10,000 term loan and the $30,000 term loan is also fixed at 12.5%. Interest is payable monthly. The interest rate charged is subject to change based upon the Company's financial results. The facility also provides for the payment of an unused line fee of 0.375% per annum on a monthly basis, and a 1.25% per annum fee for undrawn letters of credit.

         The $100,000 credit facility is collateralized by essentially all of the Company's assets including accounts receivable, machinery and equipment, general intangibles, inventory, future proceeds and real property.

         The credit facility also requires the maintenance of various financial and non-financial covenants. Significant financial covenants include maintaining a minimum level of customer service revenue, ensuring that the total outstanding balance of the credit facility does not exceed collections from certain significant accounts, maintaining minimum earnings before interest, taxes, depreciation and amortization (EBITDA) and maintaining minimum tangible net worth requirements. On February 10, 2000, the Company's lenders modified certain of these debt covenants. Due to this modification, the Company was in compliance with all financial covenants as of December 31, 1999.

14.      Business Segments

         As of December 31, 1999 the Company's business consisted of three geographic operating segments: a) sales and distribution of all its product lines in the United States; b) sales and distribution of all its product lines in Europe; and c)sales and distribution of all of its product lines in international locations outside of Europe.

         For fiscal 1999, the Company reported results for a fourth operating segment--the Company's former Aironet subsidiary, which designs, develops, markets, and services high speed standards-based wireless local area networking (LAN) solutions, -- which is presented below for the quarter-ended December 31, 1998. As described in Note 2 - Basis of Presentation, the Company has ceased consolidating the results of Aironet as of April 1, 1999. Aironet will no longer be presented as a separate business segment prospectively, and is not presented as such for the three and nine-month periods ended December 31, 1999. The gain recognized from the sale of Aironet stock in Aironet's initial public offering of $32,167 has been included within the U.S. operating segment for the nine months ending December 31, 1999.

         Summarized financial information concerning the Company's reportable segments is displayed in the following tables.

(in thousands)                  United                     Other         Adj./
                                States       Europe    International     Elims.     Consolidated
                             ----------------------------------------------------------------------------------
Three months ended
  December 31, 1999
Revenue from
  unaffiliated customers         $ 67,970      $21,931       $ 6,333            $ -       $96,234
Revenue from
  intercompany sales               11,880          233           134        (12,247)            -
                             ---------------------------------------------------------------------
              Total revenue      $ 79,850      $22,164       $ 6,467      $ (12,247)      $96,234

(Loss) income before
   income tax                    $(15,089)     $ 1,075         $ 280         $ (417)    $ (14,151)
                             =====================================================================

                                 U.S.
                              Other than                                 Other          Adj./
                               Aironet      Aironet       Europe     International     Elims.     Consolidated
                             ----------------------------------------------------------------------------------

Three months ended
  December 31, 1998
Revenue from
  unaffiliated customers         $ 61,634      $ 8,367       $18,949        $ 7,458           $ -      $96,407
Revenue from
  intercompany sales               11,604        4,748           122            597       (17,071)           -
                             ----------------------------------------------------------------------------------
              Total revenue      $ 73,238      $13,115       $19,071        $ 8,055     $ (17,071)     $96,407

(Loss) income before
   income tax                    $(33,660)     $ 1,129       $ 1,909        $ 1,316         $ 109    $ (29,197)
                             ==================================================================================


                                           United                      Other            Adj./
                                           States        Europe    International        Elims.         Consolidated
                                       -------------------------------------------------------------------------------
Nine months ended
  December 31, 1999
Revenue from
  unaffiliated customers                    $ 200,415     $ 61,590       $ 18,349          $ -              $ 280,354
Revenue from
  intercompany sales                           34,022          561          2,121            (36,704)               -
                                       -------------------------------------------------------------------------------
                     Total revenue          $ 234,437     $ 62,151       $ 20,470          $ (36,704)       $ 280,354

(Loss) income before
   income tax                               $ (17,070)     $ 4,380        $ 2,213           $ (3,399)       $ (13,876)
                                       ===============================================================================

                                            U.S.
                                         Other than                                     Other             Adj./
                                          Aironet       Aironet        Europe       International         Elims.       Consolidated
                                       --------------------------------------------------------------------------------------------

Nine months ended
  December 31, 1998
Revenue from
  unaffiliated customers                    $ 215,360     $ 19,862       $ 55,346           $ 20,643        $ -          $ 311,211
Revenue from
  intercompany sales                           31,563       12,434            438              1,709          (46,144)           -
                                       --------------------------------------------------------------------------------------------
                     Total revenue          $ 246,923     $ 32,296       $ 55,784           $ 22,352        $ (46,144)   $ 311,211

(Loss) income before
   income tax                               $ (48,948)     $ 1,908        $ 5,924            $ 3,244            $ 386    $ (37,486)
                                       ============================================================================================

15.      Subsequent Events

         On February 2, 2000, the Company issued 300,000 shares of the Company's common stock to John W. Paxton, Chairman and Chief Executive Officer of the Company, for $2,616 or $8.72 per share. The terms of the issuance of this common stock were pursuant to his employment contract dated March 22, 1999. No compensation expense has been recorded related to these common shares in accordance with the provisions of APB No.25.

         On January 19, 2000, the Company entered into a stock purchase agreement with affiliates of Robert F. Meyerson, former Chairman and Chief Executive Officer of the Company, together constituting the primary minority shareholder of its Metanetics subsidiary. The agreement calls for the Company to purchase 1,370,930 common shares of Metanetics for $6.73 per share, or $9,226. As part of the purchase, the repayment of $1,557 in notes receivable from Meyerson's affiliates will be offset against the purchase price. The purchase price will be paid with 477,790 shares of Telxon common stock with an agreed value of $16.05 per share, which approximated fair market value on that date. The stock purchase agreement contemplates that the Company will also contemporaneously purchase all of the remaining minority interest for cash at the same price per share. The Company currently owns approximately 61% of Metanetics. Additionally, the Company further agreed that it will offer to purchase the remaining 475,000 Metanetics shares held by minority shareholders for cash of $6.73 per share or an aggregate of $3,197, effectively giving the Company's full ownership of Metanetics to 100%.

         Additionally, the Company has agreed to pay named employees of Metanetics an amount equal to the implied value of previously granted stock options for 520,000 Metanetics shares at an exercise price of $1.04 per share. These options had previously been rescinded. The payments to these employees will total approximately $2,958.

         The company has received an opinion from an independent financial advisor that the $6.73 per share transaction price is fair, from a financial point of view, to Telxon. The Company anticipates that the amount of the purchase price of the Metanetics common stock will be capitalized as goodwill and amortized over a useful life of three years. The Company will continually assess the carrying value of this investment for impairment in accordance with the requirements of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company anticipates that cash payments to the Metanetics employees will be expensed as compensation expense during the fourth quarter of fiscal 2000.

         In connection with the above agreement, Mr. Meyerson agreed to surrender and forfeit to the Company 240,000 stock options for purchase of Telxon common stock at a per share price of $20.13 per share he had retained upon his retirement.

16.      New Accounting Standards

         On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 Revenue Recognition in Financial Statements. This document expresses the views of the Securities and Exchange Commission in applying generally accepted accounting principals while recognizing revenue. The Company has abided by the views expressed in this document.

         On November 24, 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 100. This authoritative document expresses the views of the staff regarding the accounting and disclosure of certain expenses commonly reported in connection with exit activities and business combinations. The Company has abided by the guidance contained within this document in accounting for current exit costs.

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

17.      Reclassifications

         Certain items in the fiscal 1999 consolidated financial statements and notes thereto have been reclassified to conform to the fiscal 2000 presentation.

                       TELXON CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IN ADDITION TO DISCUSSING AND ANALYZING THE COMPANY'S RECENT HISTORICAL FINANCIAL RESULTS AND CONDITION, THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES STATEMENTS REGARDING CERTAIN TRENDS OR OTHER FORWARD-LOOKING INFORMATION CONCERNING THE COMPANY'S ANTICIPATED REVENUES, COSTS, FINANCIAL RESOURCES OR OTHERWISE AFFECTING OR RELATING TO THE COMPANY WHICH ARE INTENDED TO QUALIFY FOR THE PROTECTIONS AFFORDED "FORWARD-LOOKING STATEMENTS" UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, PUBLIC LAW 104-67. THE FORWARD-LOOKING STATEMENTS MADE HEREIN AND ELSEWHERE IN THIS FORM 10-Q ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS OR OTHER FUTURE EVENTS PERTAINING TO THE COMPANY TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. THE SUMMARY OF CERTAIN OF THE RISKS AND OTHER IMPORTANT FACTORS WHICH MAY AFFECT THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL AND OTHER CONDITION AND THE OCCURRENCE OF SUCH FUTURE EVENTS UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" BELOW SHOULD BE READ IN CONJUNCTION WITH THE MORE COMPLETE DISCUSSION OF THOSE AND OTHER RISKS AND IMPORTANT FACTORS AFFECTING THE BUSINESS, OPERATING RESULTS AND CONDITION OF THE COMPANY UNDER "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - FACTORS THAT MAY AFFECT FUTURE RESULTS", AND OTHER CAUTIONARY STATEMENTS APPEARING UNDER "ITEM 1. BUSINESS" AND ELSEWHERE, IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K, FOR THE FISCAL YEAR ENDED MARCH 31, 1999.

On July 14, 1999, the Company announced its results for the year ended March 31, 1999. The year-end results contained a further restatement adjustment of the results reported for the three months ended September 30, 1998 in addition to the restatement originally announced on February 23, 1999. See Note 4 - Restatement to the accompanying consolidated financial statements for further detail concerning the restatement adjustment made. The financial information for all periods included in the following discussion gives effect to the restatement as so adjusted and should be read in conjunction with the restated information presented in Note 4 - Restatement to the accompanying consolidated financial statements.

Overview

The Company recorded a net loss of $14.8 million or $.91 per share (diluted) and a net loss of $16.5 million or $1.02 per share (diluted) for the third quarter and first nine months of fiscal 2000, respectively. Consolidated revenues decreased $.2 million or .2% and $30.9 million or 10% for the third quarter and first nine months of fiscal 2000 as compared to those same periods in fiscal 1999. The Company's consolidated gross margin percentages increased to 29% for the third quarter of fiscal 2000 as compared to 26% for the same period in fiscal 1999. The Company's consolidated gross margin percentages decreased to 28% for the first nine months of fiscal 2000 as compared to 34% for the same period in fiscal 1999. Consolidated operating expenses decreased $13.0 million and $22.5 million for the third quarter and first nine months of fiscal 2000 as compared to fiscal 1999 levels. A major contributor to these decreases was the absence of unconsummated business combination costs incurred in response to takeover and proxy contest proposals in the third quarter and first nine months of fiscal 1999 of $4.5 million and $8.1 million, respectively. As a result of the Company's operations, the Company recorded losses of $10.7 million and $36.5 million for the third quarter and first nine months of fiscal 2000 as compared to $26.7 million and $32.3 million for those same periods in fiscal 1999. The results for the second quarter of fiscal 2000 included non-operating gains of $32.7 million. Substantially all of this gain was related to the sale of common stock of the Company's former subsidiary, Aironet Wireless Communications, Inc. ("Aironet"), in July, 1999. The results also include a tax provision of $.6 million and $2.6 million for the third quarter and first nine months of fiscal 2000 due to foreign taxes. No tax benefit has been recognized for the third quarter and first nine months of fiscal 2000 based on the Company's current year operating losses and current assessment regarding the utilization and realization of such tax assets. Additionally, no provision has been recorded related to the gain discussed above due to the utilization of current year operating losses.

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

Factors That May Affect Future Results

The Company's business, operating results and financial and other condition may be affected by a number of risks and other important factors, including, without limitation, the following, some of which are inherently difficult to identify and predict and/or are beyond the Company's control: general and industry-specific economic conditions; the ability of the Company's senior management to successfully implement its plan to relocate substantially all of its Akron, Ohio headquarters operations and to identify and implement additional appropriate cost reduction, efficiency and other operating improvement strategies, and the amount of expenses actually incurred and saved as a result; the continued adequacy of the Company's internal and external sources of working capital; sales and manufacturing cycles from quarter to quarter and within each quarter; serving markets characterized by increasingly rapid technological change and associated changes in market demand, product obsolescence and price erosion; intense competition; the Company's ability to gain and maintain market acceptance of its products; the levels of customer demand for the Company's products and customers' commitments of resources to information technology investments; concentration of revenues in the retail industry and possible decreases in their purchases from the Company in response to any downturn in general economic prospects or conditions to the extent that reduced levels of new store openings are not offset by their investment in the Company's systems to improve the efficiency of existing stores; ability to penetrate and expand revenues in new and existing markets; risks associated with foreign sales and operations; timely and efficient enhancement of appropriate product offerings through internal development and acquisition of, or investment in, new businesses and technologies; dependence on, and freedom from infringement of, technologies and other proprietary rights of, or by, third parties; government regulation of radio and other products, and product health and safety concerns; dependence on sole source, or a limited number of, suppliers; and attracting and retaining qualified employees. In addition to being subject to the foregoing factors and other cautionary statements elsewhere in this Form 10-Q, the Company's conduct of its business, and the results and condition thereof, is also subject to the possible adverse effects of certain pending litigation and other contingencies discussed in Note 10 - Litigation and Contingencies to the accompanying consolidated financial statements included in Item 1 above. The financial results of the Company historically have not been materially adversely impacted as a result of inflation. However, there can be no assurance that inflation will not have a material adverse impact in the future.

Readiness for the Year 2000

THE INFORMATION SET FORTH UNDER THIS CAPTION IS HEREBY DESIGNATED TO BE A "YEAR 2000 READINESS DISCLOSURE" UNDER THE YEAR 2000 INFORMATION READINESS DISCLOSURE ACT (THE "YEAR 2000 ACT"), PUBLIC LAW 105-271, AND THE STATEMENTS BELOW AND THE REGISTRANT, AS THE MAKER THEREOF, SHALL BE ENTITLED TO THE PROTECTIONS PROVIDED BY THE YEAR 2000 ACT.

As the end of the twentieth century neared, there was worldwide concern regarding the use by many existing computer programs of only the last two digits rather than four to identify the year in a date field. If not corrected, the potential existed for computer applications to treat year dates intended to represent years in the twenty-first century instead as still being in the twentieth century, which would in turn result in system failure or miscalculations disruptive of business operations, including, among other things, an inability to initiate, receive, process, invoice or otherwise complete normal business activities. These Year 2000 issues affected virtually all companies and organizations.

Year 2000 issues affected both the Company's offerings of computer products and related services to its customers as well as its own operations. The Year 2000 readiness of the Company's operations in turn involved not only its corporate information systems but also computer-based systems used directly in the conduct of its business ("Process Management Systems"), such as hardware and software engineering design tools, manufacturing equipment and customer service and maintenance tracking systems. In addition, the Company could also be affected by the Year 2000 readiness of its customers and of its suppliers of raw materials, components, peripherals, finished products and software and its providers of facilities, equipment and services. The costs of the Company's Year 2000 readiness efforts have been funded from the Company's consolidated operating cash flows and borrowings.

With respect to its products, the Company has not to date been notified by its customers of, nor has it otherwise encountered, any material product failures or malfunctions relating to Year 2000 issues. Though the turn of the century has passed, it is still possible, although not expected, that Year 2000 issues may arise given the varied range of applications and computations in which the Company's products are utilized that may not as yet have been put through their full range of use since January 1, 2000. The costs to date of upgrading the Company's products to Year 2000 readiness have not been, and the Company does not expect that any future costs that may be required in that regard would be, material to the Company's financial position or results of operations.

The Company has purchased and worked with outside contractors to develop and install new business corporate-wide domestic information systems in the company's U.S. operations. Though the new systems were identified as a strategic business initiative independent of Year 2000 considerations, they were also designed to make the Company's Information Systems Year 2000 ready. The Company's international subsidiaries remediated their own Year 2000 readiness issues independent of the new domestic systems installation. The overall implementation of the new corporate information systems was substantially completed at the beginning of the Company's fiscal 2000 second quarter, subject to normal ongoing post-implementation activities normally associated with systems of this magnitude as well as upgrades and additions of enhanced capabilities and applications.

The total capital expenditures for the new systems installation were $33.8 million. In addition, the company also accelerated the replacement of approximately $5.8 million of computer hardware in connection with the new systems installation. As of December 31, 1999, the Company had purchased $.8 million of replacement computer hardware and leased an additional $5.0 million of replacement computer hardware.

In addition to these capitalized expenditures, the Company had incurred $10.9 million of accumulated non-capitalizable expenses as of December 31, 1999, related to the new systems installation. The non-capitalizable expenses for the three months ended December 31, 1999 were approximately $1.9 million versus approximately $3.7 million for the three months ended June 30, 1999. The decreased expense reflects the reduction in post implementation activities. These non-capitalized expenses exclude the one-time, after-tax charge of $1.0 million recorded during fiscal 1998 as a change in accounting principle in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force consensus ruling "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation." The Company may incur additional non-capitalizable expenses in its efforts to complete the project to meet management requirements. These expenses have not been quantified at this time.

The Company believes that it has successfully addressed all mission critical Year 2000 issues relating to its engineering, manufacturing, and customer maintenance and service Process Management Systems and information technology infrastructure. The costs of the Year 2000 readiness review and any related remediation, which were not material in amount, were borne by the respective functional areas. However, given the varied range of applications and computations in which the Company's Process Management Systems are utilized and which may not as yet have been put through their full range of use since January 1, 2000, it is possible, although not expected, that Year 2000 issues may still be encountered.

The Company could also be affected by the Year 2000 readiness of its customers, as well as of its suppliers of raw materials, components, peripherals, finished products and software and its providers of facilities, equipment and services and any failure on their part to achieve readiness in their own operations or with respect to the items they supply or otherwise provide to the Company. Through its inquiries made of such third parties regarding their Year 2000 readiness, the Company identified a limited number of items which presented potential Year 2000 issues; those items have been replaced or updated at nominal cost. The Company has not to date encountered any material problems relating to the Year 2000 readiness of such third parties, though it is possible, but not expected, that such third parties may in the future experience Year 2000 difficulties which could affect the Company insofar as such third parties may not as yet have put their Year 2000 sensitive systems through their full range of use since January 1, 2000.

It is still possible that scenarios resulting from Year 2000 issues could arise which, alone or in aggregate effect, could, depending on the particular circumstances, materially adversely affect the Company's business and/or its financial results or conditions. These scenarios could affect the Year 2000 readiness of the Company's own product or service offerings, disrupt its business operations or negatively impact its operating results. The Company could be adversely affected by the failure of one or more of its suppliers of raw materials, components, peripherals, finished products or software or its providers of facilities, equipment and services to achieve Year 2000 readiness in their own operations or with respect to the items they supply or otherwise provide to the Company. If such an event were to, or circumstances indicate that one is likely to, occur, the Company would seek alternative sources of supply (the Company periodically reviews its sourcing options as part of its general operating procedures independent of Year 2000 concerns) or seek to develop or obtain a software upgrade to make the affected item Year 2000 ready. As with all businesses engaged in some facet of the computer industry, there is a risk that the Company's customers may experience Year 2000 failures or other difficulties in their use of computer systems comprised of or incorporating products or services furnished by the Company and may commence legal action or seek other compensation for their resulting losses; such legal actions, even if not ultimately determined adverse to the Company, would likely involve significant defense costs to the Company, particularly where the combination of products and/or services of several different vendors in addition to the Company in the subject customer system presents complex issues for isolating the cause of the Year 2000 problem and determining the vendor responsible for that problem. Disruptions in the economy generally, domestically and/or in foreign countries, resulting from Year 2000 issues could also materially affect the Company. At this time, the Company does not believe that any of the above scenarios are likely to, but there can be no assurance that they still may, occur, or what the nature or extent of their possible adverse effects on the Company would be should they occur. Though the Company currently does not have formal contingency plans in place to address any particular possible Year 2000 scenario, the Company would develop appropriate contingency plans if and when any significant risks relating to Year 2000 issues are identified.

RESULTS OF OPERATIONS

The results of operations and financial position of the Company discussed below contains the results of its former Aironet subsidiary for fiscal 1999 only.

Revenues
(in thousands)
                                             Three Months Ended                           (Decrease)
                                                 December 31,                              Increase
                                     -------------------------------------     ----------------------------------
                                           1999                1998                 Dollar          Percentage
                                     -----------------   -----------------     -----------------   --------------
Product, net                                 $ 74,943            $ 76,392              $ (1,449)           -1.9%
Customer service, net                          21,291              20,016                 1,275             6.4%
                                     -----------------   -----------------     -----------------
Total net revenues                           $ 96,234            $ 96,408              $   (174)           -0.2%
                                     =================   =================     =================



                                              Nine Months Ended
                                                 December 31,                              Decrease
                                     -------------------------------------     ----------------------------------
                                           1999                1998                 Dollar          Percentage
                                     -----------------   -----------------     -----------------   --------------
Product, net                                 $219,479            $248,989              $(29,510)          -11.9%
Customer service, net                          60,875              62,222                (1,347)           -2.2%
                                     -----------------   -----------------     -----------------
Total net revenues                           $280,354            $311,211              $(30,857)           -9.9%
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

Consolidated product revenues decreased slightly as compared to prior year levels and remained constant with the levels experienced in the second quarter of fiscal 2000. Demand for the Company's products was lower as compared with fiscal 1999, particularly in the Company's North American operations, where the Company's legacy products continue to experience competitive pressures. The Company's revenues for the third quarter and first nine months of fiscal 2000 contained a relatively high proportion of batch products. This product mix reduced the average selling price of the Company's products. While the third quarter of fiscal 2000 contains revenues from shipments of the Company's newly introduced pen-based products, primarily the PTC 2134, revenues from the Company's pen-based products remained a small percentage of total revenues. Consolidated product revenues for the third quarter and first nine months of fiscal 2000 included $4.2 million and $18.0 million, respectively, of revenue related to transactions previously deferred pending customer acceptance of such goods. Revenues from goods shipped totaling $1.1 million were deferred pending such transactions meeting all revenue recognition criteria.

Product revenues for the third quarter of fiscal 2000 included revenues of $12.7 million from the rollout of Company products to a large domestic retailer. Revenues from this one customer accounted for 17% and 13% of the Company's consolidated product revenues for the third quarter and first nine months of fiscal 2000, respectively. Product revenues related to this customer were minor during the same periods in fiscal 1999. Revenues related to this customer are high volume-low margin business. Therefore, the relatively high volume of business with this customer lowered the average selling price for the Company's products overall.

The volume of revenues from the Company's Value-Added Distributor channel decreased approximately $10.7 million and $51.3 million for the third quarter and first nine months of fiscal 2000 as compared to the same periods in fiscal 1999. This decrease reflects new management's emphasis on the Company's direct sales channel. Revenues related to Value-Added Distributors now represent less than 10% of product revenues.

The Company anticipates that consolidated product revenues for the fourth quarter of fiscal 2000 will be higher than the levels experienced during the third quarter of fiscal 2000. However, the Company does not expect this increase to be substantial.

Consolidated customer service revenues decreased $1.3 million or 2% for the first nine months of fiscal 2000 as the result of start-up issues with the Company's new information system. This also reflects the impact of decreased product revenues over the past four quarters. Consolidated customer service revenues increased $1.3 million or 6.4% for the third quarter of fiscal 2000 as compared to the same period in fiscal 1999.

The Company anticipates that consolidated customer service revenues will remain essentially unchanged for the fourth quarter of fiscal 2000 as compared to those experienced during the third quarter of fiscal 2000.

Revenues from the Company's international operations (including Canada) increased $1.8 million or 5% during the third quarter and decreased $1.8 million or 2% during the first nine months of fiscal 2000 compared to the same periods in fiscal 1999, respectively. The increase in the Company's international revenues for the third quarter was primarily the result of increased revenues from the Company's European subsidiaries of $3.5 million partially offset by decreased revenues in the Company's Canadian subsidiary. The decrease in the Company's international revenues for the nine-month period was primarily the result of decreased revenues from shipments to the Company's international distributors, particularly in Latin America, as well as the aforementioned decreased revenues in the Company's Canadian subsidiary. These decreases were partially offset by increased revenues of $6.5 million in the Company's European subsidiaries. The decrease in international distributor revenues was $.2 million and $5.2 million for the third quarter and first nine months of fiscal 2000 as compared to those same periods in fiscal 1999. The decrease in the Company's Canadian subsidiary revenues was $1.3 million and $3.0 million for the third quarter and first nine months of fiscal 2000 as compared to those same periods in fiscal 1999. The results of the Company's international operations were negatively impacted by approximately $1.8 million due to changes in foreign currency exchange rates (reflective of the strength of the U.S. dollar in relation to the local currencies where the Company operates) during the first nine months of fiscal 2000.

The Company's reserve for sales returns and allowances decreased from a balance at March 31, 1999 of $15.0 million to $10.4 million at December 31, 1999. This decrease was caused by fewer outstanding accounts receivable from the Company's Value-Added Distributors and by improved rates of return and cash collections in the Company's direct sales channel. These decreases to the reserve were partially offset by increased reserves for known returns.

The Company's consolidated revenues for the third quarter and first nine months of fiscal 1999 included revenues of Aironet to outside customers of $8.4 million and $19.9 million, respectively.

     The decrease of 1% in the consolidated cost of product revenues as a percentage of consolidated product revenues during the third quarter of fiscal 2000 was primarily the result of several offsetting factors as follows. There were no unusual charges in the fiscal 2000 period such as the inventory and loss provisions of $3.3 million as had occurred in the prior year. The cost percentage was also favorably impacted by lower provisions for fulfillment fees payable to the Company's Value-Added Distributors ("VADs") of $1.8 million due to the lower volume of goods in that distribution channel. The cost percentage for the quarter was decreased by a decrease in underabsorbed manufacturing overhead costs of $1.1 million. This undersabsorption was caused by lower than expected volumes and manufacturing inefficiencies, although at a lesser rate than the prior year. Also contributing to the decreased cost percentage was a decrease in the provisions for non-conformance costs and inventory losses related to contract manufacturers of $1.1 million. Lower amounts of amortization of capitalized software costs and decreased provisions for test equipment held by customers of $.5 million and $.3 million also contributed to the decrease in the cost percentage. These favorable items were offset by the following increases to the cost percentage. The Company experienced negative purchase price variance of $1.9 million as compared to the prior year due to changes in standard costs. The Company also increased its provision for manufacturing obsolescence by $.6 million as compared to the third quarter of fiscal 1999. The increased provision for excess and obsolete manufacturing inventories was primarily due to decreased revenue volumes and related inventory usage as compared to on-hand inventory balances. For the third quarter of fiscal 2000, increased fixed royalty costs related to a supply agreement with Aironet were $.8 million. Due to the deconsolidation of the results of Aironet for fiscal 2000, intercompany profit benefit related to Aironet products used as components of the Company's products was reduced for the third quarter of fiscal 2000 by $2.7 million as compared to the same period in the prior year. In addition to these items, the relatively high amount of revenue volume related to a high volume-low margin customer caused an approximately 2% increase to the cost percentage, or approximately $1.5 million in incremental costs to overall costs of revenues.


Cost of Revenues
(in thousands)
                                                           Three Months Ended
                                                    December 31,                          Decrease
                                          ----------------------------------   -------------------------------
Cost of Revenues:                              1999              1998              Dollar         Percentage
                                          ----------------  ----------------   ----------------   ------------
Product                                           $55,431           $57,446            $(2,015)         -3.5%
Customer service                                   12,971            14,047             (1,076)         -7.7%
                                          ----------------  ----------------   ----------------
Total cost of revenues                            $68,402           $71,493            $(3,091)         -4.3%
                                          ================  ================   ================

Cost of product revenue as a
  percentage of product revenue,
  net                                               74.0%             75.2%

Cost of customer service revenue
  as a percentage of customer
  service revenue, net                              60.9%             70.2%


Cost of Revenues
(in thousands)
                                                          Nine Months Ended
                                                             December 31,                              (Decrease)
                                               -----------------------------------------   ------------------------------------
Cost of Revenues:                                     1999                  1998                Dollar            Percentage
                                               -------------------   -------------------   ------------------   ---------------
Product                                                  $163,728              $164,670             $   (942)            -0.6%
Customer service                                           37,260                40,374               (3,114)            -7.7%
                                               -------------------   -------------------   ------------------
Total cost of revenues                                   $200,988              $205,044             $ (4,056)            -2.0%
                                               ===================   ===================   ==================

Cost of product revenue as a
  percentage of product revenue,
  net                                                       74.6%                 66.1%

Cost of customer service revenue
  as a percentage of customer
  service revenue, net                                      61.2%                 64.9%


The increase of 9% in the consolidated cost of product revenues as a percentage of consolidated product revenues during the first nine months of fiscal 2000 was primarily the result of several offsetting factors as follows. The Company experienced negative purchase price variance of $4.3 million as compared to the prior year due to changes in standard costs. The cost percentage for the first nine months of fiscal 2000 was increased by an increase in underabsorbed manufacturing overhead costs of $3.6 million. This undersabsorption was caused by lower than expected volumes and manufacturing inefficiencies, primarily in the first two quarters of fiscal 2000. The Company also increased its provision for manufacturing obsolescence by $2.6 million as compared to the first nine months of fiscal 1999. The increased provision for excess and obsolete manufacturing inventories was primarily due to decreased revenue volumes and related inventory usage as compared to on-hand inventory balances. For the first nine months of fiscal 2000, increased fixed royalty costs related to a supply agreement with Aironet were $2.4 million. Due to the deconsolidation of the results of Aironet for fiscal 2000, intercompany profit benefit related to Aironet products used as components of the Company's products was reduced for the first nine months of fiscal 2000 by $7.2 million as compared to the same period in the prior year. In addition to these items, the relatively high amount of revenue volume related to a high volume-low margin customer caused an approximately .3% increase to the cost percentage, or approximately $.7 million in incremental costs to overall costs of revenues. Finally, there was an increase in operating expenses due to expediting costs of approximately $2.3 million.

These increases to the cost percentage were offset by the following decreases to the cost percentage. There were no unusual charges in the fiscal 2000 period such as the inventory and loss provisions of $3.3 million as had occurred in the prior year. The cost percentage was also favorably impacted by lower provisions for fulfillment fees payable to the VADs of $1.2 million, due to the lower volume of goods in that distribution channel. Also contributing to the decreased cost percentage was a decrease in provisions for non-conformance costs and inventory losses related to contract manufacturers of $1.0 million. Lower amounts of amortization of capitalized software costs and decreased provisions for test equipment held by customers of $1.2 million and $.9 million also caused a decrease in the cost percentage.

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

Management disposes of excess and obsolete inventory as necessary and as manpower permits. During the first nine months of fiscal 2000, the Company disposed of $20.4 million of excess and obsolete material. Of this amount $18.9 million related to manufacturing purchased components, $1.3 million related to the Company's customer service inventories and $.2 million related to the Company's international operations. There were no material recoveries related to the disposal of this material.

Inventory allowance provisions for the first nine months of fiscal 2000 were composed of manufacturing purchased components of $4.8 million, customer service spare parts and used equipment of $.3 million and international finished goods inventories of $.9 million. Inventory allowance accounts were further increased by reclassification of accrued liabilities of $6.2 million related to purchase commitments for obsolete purchased components and customer service spare parts. At December 31, 1999, inventory allowance accounts aggregated $20.0 million and were composed of manufacturing purchased components of $11.2 million, customer service spare parts and used equipment of $6.2 million and international finished goods inventories of $2.6 million. In addition to the inventory allowance accounts, the Company has recorded accrued liabilities totaling $5.7 million for purchase commitments to outside contract manufacturers for discontinued products.

At December 31, 1999, the Company had approximately $8.6 million of finished goods inventory held at distributors and customers, and approximately $3.6 million of manufacturing purchased components at contract manufacturers. At March 31, 1999, the Company had approximately $25.7 million of finished goods inventory held at distributors and customers, and approximately $5.7 million of manufacturing purchased components at contract manufacturers. The decrease in the amount of finished goods held at distributors and customers was the result of revenue recognized upon installation and customer acceptance of the Company's products. Additionally, the inventory value of finished goods due back from customers for product returns decreased in proportion to the decrease in the reserve for sales returns and allowances.

The Company accrues fees due its VADs for the distribution services and technical support provided to end users as well as cooperative advertising costs. These fees are generally based upon the sales value of the goods to the end user. During the third quarter and first nine months of fiscal 2000, the Company incurred $.3 million and $1.3 million of these fees, respectively.

The Company's consolidated cost of revenues for the third quarter and first half of fiscal 1999 included costs of revenues related to Aironet's outside customers of $5.9 million and $13.4 million, respectively.

The decrease in the customer service cost of revenues as a percentage of customer service revenues during the third quarter and first nine of fiscal 2000 resulted primarily from cost containment efforts and lower cost benefits derived from the Company's service repair operations in Juarez, Mexico.

The Company expects continued consolidated product gross margin pressures for the fourth quarter of fiscal 2000. While the Company does anticipate improvements in the consolidated product gross margin percentage from that experienced during the third quarter of fiscal 2000, the Company may still experience higher product costs and related charges due to transactions with high volume-low margin customers.



Operating Expenses
(in thousands)
                                                          Three Months Ended                      (Decrease)
                                                             December 31,                          Increase
                                                   ---------------------------------    -------------------------------
Operating expenses:                                     1999              1998              Dollar         Percentage
                                                   ---------------   ---------------    ----------------   ------------
Selling expenses                                          $18,361           $22,829            $ (4,468)        -19.6%
Product development and
   engineering expenses                                     6,350            10,670              (4,320)        -40.5%
General and administrative
   expenses                                                13,860            13,612                 248           1.8%
Unconsummated business
   combination costs                                            -             4,491              (4,491)          N.M.
                                                   ---------------   ---------------    ----------------
Total operating expenses                                  $38,571           $51,602            $(13,031)        -25.3%
                                                   ===============   ===============    ================


Operating Expenses
(in thousands)
                                                             Nine Months Ended                       (Decrease)
                                                               December 31,                           Increase
                                                   -------------------------------------   --------------------------------
Operating expenses:                                      1999                1998               Dollar         Percentage
                                                   -----------------   -----------------   -----------------   ------------
Selling expenses                                           $ 55,202            $ 67,700            $(12,498)        -18.5%
Product development and
   engineering expenses                                      19,492              29,108              (9,616)        -33.0%
General and administrative
   expenses                                                  41,216              33,541               7,675          22.9%
Unconsummated business
   combination costs                                              -               8,070              (8,070)          N.M.
                                                   -----------------   -----------------   -----------------
Total operating expenses                                   $115,910            $138,419            $(22,509)        -16.3%
                                                   =================   =================   =================


Consolidated selling expenses, as a percentage of revenues, decreased for the third quarter of fiscal 2000 as compared to fiscal 1999 from 24% to 19%. For the nine months ended December 31, 1999, consolidated selling expenses decreased as a percentage of revenues from 22% to 20%. Contributing to the overall dollar decrease in selling expenses was a decrease in U.S. commissions of $1.1 million for the first nine months of fiscal 2000 due to the decreased revenue. U.S. commissions for the third quarter of fiscal 2000 increased by $.8 million over that experience in the same period of fiscal 1999. The provision for bad debts also decreased for the third quarter and first nine months of fiscal 2000 by $.9 million and $3.2 million, respectively. This decrease is primarily the result of lower provisions for doubtful accounts related to a foreign distributor during the first nine months of fiscal 1999 of $1.2 million and $4.6 million, respectively, due to the foreign distributor's improved payment history and financial condition. Also contributing to the decrease in selling expenses were cost containment efforts in the Company's North American sales operations, whose expenses decreased $.8 million and $2.6 million for the third quarter and first nine months of fiscal 2000 as compared to the same periods in fiscal 1999. These decreases were composed primarily of lower salaries and wages and sales expediting costs offset by increased computer hardware and software support costs. Additionally, selling expense for the third quarter and first nine months of fiscal 2000 related to the Company's international operations decreased by $1.0 million and $.5 million, respectively, as the result of reductions in sales administration costs in the Company's Belgian international headquarters. Offsetting this decease for the first nine months of fiscal 2000 were severance charges related to the Company's international sales operations of $1.1 million.

Selling expenses related to Aironet were $1.7 million and $4.5 million during the third quarter and first nine months of fiscal 1999.

The Company's allowance for doubtful accounts decreased from a balance of $11.1 million at March 31, 1999 to a balance of $5.1 million at December 31, 1999. The Company provided for $2.1 million of bad debts, and bad debt write-offs totaled $7.7 million. These bad debt write-offs were primarily related to accounts receivable from the foreign distributor referenced above.

Consolidated product development and engineering expenses as a percentage of revenues decreased to 7% for the third quarter of fiscal 2000 as compared to 11% for the third quarter of fiscal 1999. Consolidated product development and engineering expenses as a percentage of revenues for the first nine months of fiscal 2000 decreased to 7% compared to 9% for the same period last year. The overall dollar decreases in product development and engineering expenses were due to current management efforts to perform more engineering tasks with Company personnel rather than with more expensive contract engineering firms. These actions have reduced expenses related to contract labor and outside engineering services by $2.2 million and $3.1 million for the third quarter and first nine months of fiscal 2000, respectively, as compared to the same periods in fiscal 1999. Additionally, increased management focus on engineering processes and job completion has resulted in reduced parts usage, rework and travel costs. Engineering expenses incurred in the U.S. related to these items for the third quarter and first nine months of fiscal 2000 were reduced by $1.0 million and $2.2 million, respectively, as compared to those same periods in fiscal 1999. Employee relocation expenses also decreased by $.2 million and $.7 million for those same periods, respectively. These decreases were offset by increased salaries and wages of $.1 million and $.5 million and increased patent costs of $.2 million and $.5 million for the third quarter and first nine months of fiscal 2000 as compared to the same periods in fiscal 1999, respectively. The Company also increased its spending on development activities at its technical subsidiaries, Metanetics and PenRight! by $.1 million and $.7 million for the third quarter and first nine months of fiscal 2000 as compared to the same periods in fiscal 1999. The Company also incurred third party development charges of $.2 million during the third quarter and nine months of fiscal 2000. Additionally, the Company incurred severance charges of $.2 million during the first nine months of fiscal 2000 related to personnel changes in its product development and engineering operations.

Product development and engineering expenses related to Aironet were $1.6 million and $4.7 million during the third quarter and first nine months of fiscal 1999.

During the first nine months of fiscal 2000, the Company capitalized software development costs in accordance with the requirements of Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" aggregating $2.8 million, offset by amortization to cost of product revenues of $3.9 million on previously unamortized software.

Consolidated general and administrative expenses as a percentage of revenues were 14% for the third quarters of fiscal 2000 and fiscal 1999. Consolidated general and administrative expenses as a percentage of revenues were 15% and 11% for the first nine months of fiscal 2000 as compared to the first nine months of fiscal 1999. Although overall general and administrative expenses for the third quarters of fiscal 2000 and fiscal 1999 remained relatively constant in aggregate dollar amount, there were offsetting increases and decreases in several expense categories as follows. The increase in general and administrative expenses for the quarter was primarily due to a $1.8 million increase in expenses related to the Company's corporate information systems project, including amortization of costs related to installed modules as well as other costs such as training and debugging which may not be capitalized. Additionally, during the third quarter, the Company incurred greater bank fees of $.8 million related to its credit facilities than in fiscal 1999. The Company also incurred increased professional fees of $.3 million related to SEC and litigation matters. These increases for the third quarter were offset by a decrease in expenses related to the Company's sale of its corporate jet of $.4 million. Additionally, expenses were further decreased by the absence of the $1.3 million charge related to start-up costs of a joint venture in the People's Republic of China by the Company's Metanetics subsidiary incurred during the third quarter of fiscal 1999. For the first nine months of fiscal 2000, general and administrative expense increased $7.7 million as compared to the same period in fiscal 1999. This increase was primarily caused by increased costs related to the Company's corporate information systems project of $7.5 million. Additionally, during the first nine months of fiscal 2000, the Company incurred greater bank fees of $2.3 million related to its credit facilities than in fiscal 1999. The Company also incurred increased professional fees of $.8 million related to SEC and litigation matters. During the first nine months of fiscal 2000, the Company incurred $.4 million in asset impairment charges related the cessation of the Company's corporate jet operations and severance charges aggregating $.2 million. These increases for the third quarter were offset by a decrease in operating expenses related to the Company's corporate jet of $.7 million. Additionally, expenses were further decreased by the absence of the $1.3 million charge related to start-up costs as noted above.

General and administrative expenses related to Aironet were $.8 million and $2.6 million during the third quarter and first nine months of fiscal 1999.

The Company's domestic accrual for severance costs decreased from a balance of $3.4 million at March 31, 1999 to a balance of $2.0 million at December 31, 1999. This decrease was caused by severance charges of $1.2 million during the first nine months of fiscal 2000, which were more than offset by severance payments of $2.6 million to terminated employees. A total of 35 employees were terminated during the first nine months of fiscal 2000. The areas of the Company affected were domestic sales operations, domestic product development, manufacturing operations and corporate administration. There have been no material changes to the amounts accrued at either March 31, 1999 or December 31, 1999. In addition to the domestic severance activity, 1 employee was terminated in the Company's international sales operations during the first nine months of fiscal 2000. The severance recorded related to this employee was $1.1 million, which has been paid.

Fiscal 2000 operating expenses were favorably impacted by the absence of costs incurred in response to an unsolicited takeover proposal and to a proxy contest for the third quarter and first nine months of fiscal 1999 of $4.5 million and $8.1 million, respectively.

On November 10, 1999, the Company announced that it intends to relocate approximately 170 employees currently located at its Akron, Ohio headquarters. The Company anticipates that the relocation will entail moving 30 to 40 positions to a new facility in

 Cincinnati, Ohio and approximately 75 positions to its World Technology Center in The Woodlands, Texas. Approximately 20 to 25 employees in the Company's software development, advance consulting and project management groups will relocate to a smaller, more cost effective facility in the Akron area. The Company anticipates that the net costs of relocation will be approximately $4.0 million and will be incurred over the next twelve months. The Company's Board of Directors approved the relocation plans for this action on November 1, 1999. Although the Company did have plans to carryout the relocation and these plans were approved by the appropriate level of management, the plans were not sufficient under the requirements of Staff Accounting Bulletin No. 100 "Restructuring and Impairment Charges" ("SAB No. 100") to warrant the accrual of these costs as of December 31, 1999. However, in connection with the Company's plans to relocate employees and move facilities, the Company did reassess the useful lives of leasehold improvements at its Akron, Ohio headquarters. The Company therefore recorded increased depreciation expense of $.1 million on those assets. The Company anticipates that it will continue to record this increased depreciation over the next six months so that the leasehold improvements will be fully depreciated by the completion of the relocation. In addition, amounts payable under the Company's agreements with individual employees for retention bonuses have been, and will continue to be, accrued as they are earned over the transaction period. The amount accrued for the third quarter of fiscal 2000 was not material.

The Company anticipates operating expenses, excluding charges related to the Company's relocation of its corporate offices, for the fourth quarter of fiscal 2000 to increase from the levels experienced during the third quarter of fiscal 2000. However, the Company expects that operating expenses, excluding the charges noted above, for the fourth quarter of fiscal 2000 to be less than those experienced during the second quarter of fiscal 2000.


Interest Expense and Other Non-operating Income (Expense), net
(in thousands)
                                                                 Three Months Ended                        (Decrease)
                                                                    December 31,                                    Increase
                                                         -----------------------------------   ------------------------------------
                                                              1999               1998              Dollar            Percentage
                                                         ---------------   -----------------   ---------------    -----------------
Interest income                                                 $   137            $    226           $   (89)          -39.4%
Interest expense                                                 (3,613)             (2,499)           (1,114)           44.6%
Other non-operating income (expense)                                 64                (237)              301             N.M.
Total interest expense and other
 non-operating income (expense),
                                                         ---------------   -----------------   ---------------
 net                                                            $(3,412)           $ (2,510)          $  (902)           35.9%
                                                         ===============   =================   ===============


                                                                  Nine Months Ended                        (Decrease)
                                                                   December 31,                           Increase
                                                         ---------------------------------   -----------------------------------
                                                              1999              1998             Dollar            Percentage
                                                         ---------------   ---------------   ---------------   -----------------
Interest income                                                $    552           $   569           $   (17)              -3.0%
Interest expense                                                (10,414)           (6,828)           (3,586)              52.5%
Gain on sale of subsidiary stock                                 32,167               339            31,828                N.M.
Other non-operating income                                          363               686              (323)             -47.1%
Total interest expense and other
                                                         ---------------   ---------------   ---------------
 non-operating income, net                                     $ 22,668           $(5,234)          $27,902                N.M.
                                                         ===============   ===============   ===============


Interest expense increased for the third quarter and first nine months of fiscal 2000 as compared to the same periods in fiscal 1999 due the increased borrowings and interest charged under the Company's new credit facility. The weighted average of the amounts borrowed under the Company's credit facilities increased $1.9 million to $67.7 million in fiscal 2000. The weighted average interest rate paid on these borrowings increased to 9.9% during fiscal 2000 as compared to 6.8% during fiscal 1999.

During the first quarter of fiscal 2000, the Company recorded $1.3 million of non-operating expense related to the reduction in carrying value of an investment in non-marketable securities. The Company's estimate of the reduction was based upon the market value of subsequent equity transactions of the investee with third parties. The investment consists of stock in the development-stage technology company that purchased the Company's Virtual Vision subsidiary.

During the first quarter of fiscal 2000, the Company sold an investment in marketable securities of another development stage technology company for cash proceeds of $1.5 million. As this investment was previously non-marketable, its carrying value was based upon the cost basis, and was $.7 million. The Company therefore recorded a pre-tax gain of $.8 million.

During the second quarter of fiscal 2000, the Company entered into a set of transactions whereby the Company repurchased its corporate jet which was previously sold and leased-back, and resold the corporate jet to a third party. As a result of these transactions, the Company retained net cash proceeds of $.3 million. This was recorded as non-operating gain.

During the second quarter of fiscal 2000, Aironet and the Company sold 6,846,800 shares of Aironet's voting common stock in an initial public offering on the Nasdaq National Market at an offering price of $11.00 per share. Of the total number of shares offered, Aironet sold 4,564,562 shares, and the Company sold 2,282,238 shares. The aggregate proceeds, net of underwriting discounts and commissions, were $47.4 million to Aironet and $23.3 million to Telxon. Subsequent to this transaction, the Company's remaining interest in Aironet was approximately 35%. As a result of this transaction, the Company recorded a non-operating gain of approximately $32.2 million, net of transaction costs of $1.5 million. Also as a result of this transaction, the Company ceased consolidation of Aironet effective April 1, 1999. The Company will account for its investment under the equity method of accounting. Investment income of $.3 million and $1.0 million was recorded for the Company's interest in the earnings of Aironet for the third quarter and first nine months of fiscal 2000.

During the third quarter of fiscal 2000, the Company reassessed the carrying value of a note and an investment in two separate business partners based upon current information regarding the financial viability of the underlying entities. As a result, a charge of $.3 million was recorded to reduce the carrying values of the note and investment to zero.

During the first quarter of fiscal 1999, a transaction to sell the stock of Virtual Vision to a third party was consummated, resulting in the recording of a $.9 million non-operating gain. Subsequent to the consummation of the transaction, positive adjustments to such gain totaling $.2 million were recorded. These adjustments related to the changes in purchase price based upon key employee retention rates subsequent to the transaction.

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


Income Taxes
(in thousands)
                                                   Three Months Ended
                                                      December 31,                            Decrease
                                             -------------------------------     ------------------------------------
                                                1999              1998                Dollar            Percentage
                                             ------------    ---------------     ------------------   ---------------

Provision for income taxes                         $ 621            $16,659              $(16,038)        -96.3%

                                                    Nine Months Ended
                                                       December 31,                            Decrease
                                             ---------------------------------     ----------------------------------
                                                 1999              1998                 Dollar          Percentage
                                             -------------    ----------------     -----------------   --------------

Provision for income taxes                        $2,637            $14,784              $(12,147)        -82.2%



The Company's consolidated tax provision of $.6 million and $2.6 million for the third quarter and first nine months of fiscal 2000 relates to foreign taxes on the Company's international subsidiaries. No taxes have been provided for the gain related to the sale of Aironet voting common stock as the Company has sufficient current year operating losses to offset a tax provision or liability. The Company has not recognized any income tax benefits other than those utilized through the realization of gains from the sale of

Aironet voting common stock, in Aironet's initial public offering based on the Company's assessment that it is more likely than not that the deferred tax assets will not be utilized through future taxable income or implementation of tax planning strategies.







Liquidity
(in thousands, except ratios)                                                                                 Dollar
                                                         December 31,             March 31,                 (Decrease)
                                                            1999                    1999                     Increase
                                                      -----------------      --------------------     ---------------------
Cash                                                         $   9,794                 $  22,459                 $ (12,665)
Accounts receivable                                             74,388                    84,500                   (10,112)
Notes and other receivables                                      6,305                     4,015                     2,290
Inventories                                                     85,509                   129,049                   (43,540)
Other                                                            6,906                     9,029                    (2,123)
                                                      -----------------      --------------------     ---------------------
Total current assets                                         $ 182,902                 $ 249,052                 $ (66,150)
                                                      =================      ====================     =====================

Notes payable                                                $  55,015                 $  68,567                 $ (13,552)
Capital lease obligations                                          405                       525                      (120)
Accounts payable                                                42,711                    64,966                   (22,255)
Payable to affiliate                                             4,769                         -                     4,769
Income taxes payable                                             6,594                     6,434                       160
Accrued liabilities                                             50,450                    74,285                   (23,835)
                                                      -----------------      --------------------     ---------------------
Total current liabilities                                    $ 159,944                 $ 214,777                 $ (54,833)
                                                      =================      ====================     =====================

Working capital (current assets
  less current liabilities)                                  $  22,958                 $  34,275                 $ (11,317)
                                                      =================      ====================     =====================

Current ratio (current assets
divided by current liabilities)                                    1.1                       1.2





The decrease in the Company's working capital at December 31, 1999, from March 31, 1999 was primarily due to decreases in cash, accounts receivable and inventories. The reductions in working capital were generally offset by reductions in notes payable, accounts payable and accrued liabilities. The decrease in accounts receivable reflects improved cash collections in the Company's domestic operations. Accordingly, consolidated sales outstanding decreased from 98 days at March 31, 1999 to 71 days at December 31, 1999. Additionally, the decrease in accounts receivable reflects the absence of Aironet's accounts receivable from outside customers of $4.2 million that was present at March 31, 1999. The Company's inventories decreased as a result of an increase in the obsolescence reserve related to customer service spare parts of $3.2 million. Additionally, the Company's inventories related to finished goods held at customers and distributors decreased by $16.8 million due to customer acceptance of these goods after March 31, 1999. Inventories staged to rollout to customer sites also decreased $5.9 million. Also causing the decrease in inventories is the absence of Aironet's manufacturing inventories of $4.6 million. A net decrease in raw material and work-in-process inventory of $10.2 million resulted from management's efforts to decease inventory levels, as well as, the strategic timing of raw material purchases. Additionally, decreased inventory levels also reflect the Company providing for an additional $6.0 million in obsolescence reserves. As a result of the net decrease in inventories offset by the relative decrease in cost of revenues between the fourth quarter of fiscal 1999 and the third quarter of fiscal 2000, inventory turns have increased from 2.3 to 2.7 at March 31, 1999 and December 31, 1999, respectively. The decrease in the notes payable balance was primarily caused by repayments of amounts borrowed with proceeds from the sale of Aironet voting common stock, and the recharacterization of $13.1 million of borrowings as long-term. Accounts payable decreased primarily due to increased payments to vendors with internally generated funds, proceeds from the sale of Aironet shares and credit facility borrowings. Accrued liabilities decreased primarily due to a $16.5 decrease in deferred hardware revenue subsequent to acceptance of these deliveries by the Company's customers. In the third quarter 2000, a settlement was reached with a financial institution which reduced the Company's accrued liability related to its guarantee of a customer's lease payments by $2.0 million. Due to payment activity, the following also contributed significantly to the decrease in accrued liabilities: a $1.4 million dollar decrease in accrued severance, a $.8 million decrease in accrued unconsummated business combination costs, and a $2.8 million dollar decrease in amounts accrued related to the purchase of obsolete inventory from outside processors. A $3.0 million reclassification of amounts accrued related to purchase commitments for obsolete purchased components against inventory reserves also contributed to the decrease.



Cash Flows from Operating Activities                                                                         Dollar
(in thousands)                                                                                              Increase
                                                                              Nine Months Ended            (Decrease)
                                                                                December 31,              in Cash Flow
                                                       --------------------------------------------          Impact
                                                              1999                     1998
                                                       --------------------     -------------------    --------------------
Net loss                                                         $ (16,513)              $ (52,270)               $ 35,757
Depreciation and amortization                                       19,330                  19,622                    (292)
Amortization of restricted stock awards, net                           332                     201                     131
Provision for doubtful accounts                                      2,091                   5,249                  (3,158)
Provision for inventory obsolescence                                 5,962                   6,787                    (825)
Gain on sale of subsidiary                                         (32,167)                      -                 (32,167)
Gain on sale of assets                                                   -                    (900)                    900
Gain on sale of non-marketable investment                             (761)                      -                    (761)
Equity in earnings of affiliate                                     (1,039)                      -                  (1,039)
Minority interest                                                        -                     416                    (416)
Loss on disposal of property and equipment                             207                     255                     (48)
Loss on carrying value of non-marketable
   investments                                                       1,558                       -                   1,558
Impairment charge                                                      381                       -                     381
Changes in assets and liabilities:
     Accounts and notes receivable                                    (101)                 13,110                 (13,211)
     Amounts due to and from affiliate                               4,769                       -                   4,769
     Inventories                                                    26,730                 (26,764)                 53,494
     Prepaid expenses and other                                      1,768                   3,372                  (1,604)
     Intangible and other assets                                       (92)                  2,806                  (2,898)
     Accounts payable and accrued liabilities                      (32,431)                  6,151                 (38,582)
     Other long term liabilities                                       948                   4,012                  (3,064)
                                                       --------------------     -------------------    --------------------
Net cash used in operating activities                            $ (19,028)              $ (17,953)               $ (1,075)
                                                       ====================     ===================    ====================




The decrease in cash flows related to the Company's consolidated operating activities for the third quarter of fiscal 2000 compared to fiscal 1999 levels was primarily due to the negative cash flow impact of the Company's increased operating loss by $4,292 for the nine months ended December 31, 1999. Additionally, decreases in cash provided by accounts and notes receivable, and increases in cash utilized for accounts payable and accrued liabilities also contributed to the decrease. These negative cash flow impacts were partially offset by positive cash flow impacts from inventories and from the decrease in the net loss for the period. During fiscal 1999, the cash flow impact of accounts and notes receivable was favorably impacted from the significant decline in the accounts receivable balance at December 31, 1999. During the current fiscal year, however, the accounts receivable balance has remained fairly constant between March 31, 1999 and December 31, 1999. Accounts payable and accrued liabilities utilized more cash during fiscal 2000 due to the relatively high amount outstanding at March 31, 1999 and subsequent pay-down of this amount resulting from the Company obtaining new financing during the second quarter of fiscal 2000. The cash flow impact of inventories was favorably impacted by a significant decline in inventories related to finished goods held for pending installation at customer sites and from customer acceptance of these goods. In the prior year, there was a build-up of manufacturing inventories held at customer and distributor locations.


Cash Flows from Investing  Activities                                                                         Dollar
(in thousands)                                                                                               Increase
                                                                          Nine Months Ended                 (Decrease)
                                                                             December 31,                  in Cash Flow
                                                                -------------------------------------         Impact
                                                                     1999                 1998
                                                                ----------------    -----------------    -----------------
Additions to property and equipment                                    $(11,042)           $ (26,538)            $ 15,496
Software and other investments                                           (2,827)              (4,792)               1,965
Proceeds from the sale of subsidiary
   stock, net of cash given                                              17,211                    -               17,211
Purchase of non-marketable investments                                        -               (1,950)               1,950
Payments from long-term note receivable                                       -                  929                 (929)
Additions to long-term note receivable                                        -                 (795)                 795
Proceeds from sale of non-marketable
   securities                                                             1,523                    -                1,523
Proceeds from redemption of non-
   marketable equity investment                                           2,004                    -                2,004
Net cash provided by (used in)
                                                                ----------------    -----------------    -----------------
   investing activities                                                 $ 6,869            $ (33,146)            $ 40,015
                                                                ================    =================    =================



The increase in cash flows from the Company's consolidated investing activities was primarily due to the sale of Aironet stock in its initial public offering for net proceeds of $17.2 million. Additionally, there was a reduction in the amount of additions to property and equipment of approximately $15.5 million. Costs related to the Company's corporate information systems project are no longer capitalized due to the completion of the installation of the principal modules of the systems. Cash flows from investing activities were also positively impacted by the absence of the purchase of non-marketable investments, and additions of long-term notes. Additionally, proceeds were realized from the sale of non-marketable securities and the redemption of non-marketable equity investments.


Cash Flows from Financing  Activities
(in thousands)                                                                                                Dollar
                                                                                                            (Decrease)
                                                                          Nine Months Ended                  Increase
                                                                             December 31,                  in Cash Flow
                                                               ---------------------------------------        Impact
                                                                     1999                  1998
                                                               ------------------     ----------------  --------------------
Extinguishment of former credit facility                               $ (48,888)             $     -        $  (48,888)
(Repayments) borrowings on former
   credit facility, net                                                  (17,179)              53,526           (70,705)
Borrowings on credit facility, net                                        30,082                    -            30,082
Borrowings on bridge loan  under current
   credit facility                                                        20,000                    -            20,000
Borrowing under long term provisions of
   current credit facility                                                17,000                    -            17,000
Principal payments on long-term debt                                        (984)                   -              (984)
Debt issue costs paid                                                     (2,215)                (302)           (1,913)
Proceeds from the sale of treasury stock                                     491                    -               491
Purchase of treasury stock                                                     -               (1,088)            1,088
Proceeds from the exercise of stock options                                1,950                1,793               157
Principal payments on capital leases                                        (412)                (589)              177
Net cash  (used in)  provided by
                                                               ------------------     ----------------  --------------------
  financing activities                                                    $ (155)             $53,340          $(53,495)
                                                               ==================     ================  ====================


The net cash flow impact from financing activities was neutral for the first nine months of fiscal 2000. The net cash flow impact of financing activities was primarily influenced by the extinguishment of the Company's former credit facility with proceeds from the Company's new credit facility. The net cash flow impact of these transactions was a positive $1.0 million. The net decrease in cash flows provided by financing activities is the result of borrowings during fiscal 1999 for the Company's financing of investments in inventory and accounts receivable, as well as its operating losses. During fiscal 2000, the Company decreased its investments in both inventory and accounts receivable and has been able to fund its operating losses and working capital needs through means other than financing activities.

On August 30, 1999, the Company entered into a loan and security agreement whereby Telxon obtained a $100.0 million senior secured credit facility as a replacement for the Company's existing revolving credit agreement and business purpose promissory note. The facility consists of both term and revolving credit arrangements. On November 18, 1999, the Company entered into an amendment of this security agreement whereby, additional borrowings of $20.0 million were provided for. The amendment also extended to March 31, 2000 the maturity date of the $30.0 million term loan described below.


Borrowings under the revolving loan provisions of such facility are subject to availability on qualifying accounts receivable and inventory, reduced by amounts borrowed and outstanding under the facility's term loan features and letters of credit. The revolving credit facility has a limit of $50.0 million less the outstanding balance of the term loans and until such time the bridge loans described below are paid in full. At that time the maximum amount available will be increased to $80.0 million less the outstanding remaining term loan balances. Availability under the agreement was approximately $24.9 million as of December 31, 1999. The maturity date of the loan and security agreement is August 29, 2002. At the maturity date the agreement is automatically renewed for successive one-year periods until the agreement is terminated.

The secured credit facility has four term loan features. The first term loan of $6.0 million is limited by a portion of the liquidation value of the Company's machinery and equipment. The repayment terms for this term loan are straight-line over a 10-year period. The second term loan of $10.0 million is limited, together with the $20.0 million and $30.0 million term loan discussed below, by the market value of Aironet capital stock owned by the Company. The repayment of this second term loan is straight-line over a 3-year period. The third and fourth term loans of $20.0 million and $30.0 million respectively are limited by a specific percentage of the market value of Aironet capital stock owned by the Company. The third and fourth term loans mature on March 31, 2000 and are to be repaid with proceeds resulting from the sale of a portion of the Company's holdings in the aforementioned Aironet capital stock.

The interest rate charged on the revolving loan, the $6.0 million term loan and the $20.0 million term loan is 0.5% above the financial institution's prime lending rate. The $6.0 million term loan and the revolving loan may be converted to Euro-rate loans at the option of Telxon. Converted loans would be charged a rate of 2.75% plus the Eurodollar rate. On December 31, 1999, the prime lending rate and the Eurodollar rate were 8.50% and 6.00%, respectively. At December 31, 1999 the rate charged on each of these loans was prime plus .50%, or 9.0%. In the event that the Aironet stock pledged on the $20.0 million and $30.0 million term loan is sold the rate on these term loans will become fixed at 12.5%. The interest rate on the $10.0 million term loan and the $30.0 million term loan is also fixed at 12.5%. Interest is payable monthly. The interest rate charged is subject to change based upon the Company's financial results. The facility also provides for the payment of an unused line fee of 0.375% per annum on a monthly basis, and a 1.25% per annum fee for undrawn letters of credit.

The $100.0 million credit facility is collateralized by essentially all of the Company's assets including accounts receivable, machinery and equipment, general intangibles, inventory, future proceeds and real property.

The credit facility also requires the maintenance of various financial and non-financial covenants. Significant financial covenants include maintaining a minimum level of customer service revenue, ensuring that the total outstanding balance of the credit facility does not exceed collections from certain significant accounts, maintaining minimum tangible net worth requirements. On February 10, 2000, the Company's lenders modified certain of these debt covenants. Due to this modification, the Company was in compliance with all financial covenants as of December 31, 1999.

Subsequent Events

On February 2, 2000, the Company issued 300,000 shares of the Company's common stock to John W. Paxton, Chairman and Chief Executive Officer of the Company, for $2.6 million or $8.72 per share. The terms of the issuance of this common stock were pursuant to his employment contract dated March 22, 1999. No compensation expense has been recorded related to these common shares in accordance with the provisions of APB No.25.

On January 19, 2000, the Company entered into a stock purchase agreement with Robert F. Meyerson, former Chairman and Chief Executive Officer of the Company, and the primary minority shareholder of its Metanetics subsidiary. The agreement calls for the Company to purchase 1,370,930 common shares of Metanetics for $6.73 per share, or $9.2 million. As part of the purchase, the repayment of $1.6 million in notes receivable from Meyerson will be offset against the purchase price. The purchase price will be paid with 477,790 shares of Telxon common stock with an agreed value of $16.05 per share, which approximated fair market value on that date. The stock purchase agreement contemplates that the Company will also contemporaneuosly purchase all of the remaining minority interest for cash at the same price per share. The Company currently owns approximately 61% of Metanetics. Additionally, the Company further agreed that it will offer to purchase the remaining 475,000 Metanetics shares held by minority shareholders for cash of $6.73 per share or an aggregate of $3.2 million, effectively giving the Company full ownership of Metanetics.

Additionally, the Company has agreed to pay named employees of Metanetics an amount equal to the implied value of 520,000 previously granted stock options for Metanetics shares at an exercise price of $1.04 per share. These options had previously been rescinded. The payments to these employees will total approximately $3.00 million.

The Company has received an opinion from an independent financial advisor that the $6.73 per share transaction price is fair, from a financial point of view, to Telxon. The Company anticipates that the amount of the purchase price of the Metanetics common stock will be capitalized as goodwill and amortized over a useful life of three years. The Company will continually assess the carrying value of this investment for impairment in accordance with the requirements of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company anticipates that cash payments to the Metanetics employees will be expensed as compensation expense during the fourth quarter of fiscal 2000.

In connection with the above agreement, Mr. Meyerson agreed to surrender and forfeit to the Company 240,000 stock options for purchase of Telxon common stock at a per share price of $20.13 per share he had retained upon his retirement.

New Accounting Standards

On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 Revenue Recognition in Financial Statements. This document expresses the views of the Securities and Exchange Commission in applying generally accepted accounting principals while recognizing revenue. The Company has abided by the views expressed in this document.

On November 24, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 100. This authoritative document expresses the views of the staff regarding the accounting and disclosure of certain expenses commonly reported in connection with exit activities and business combinations. The Company has abided by the guidance contained within this document in accounting for current exit costs.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the ordinary course of business, the Company is subject to foreign currency and interest rate risks. The risks primarily relate to the sale of the Company's products to foreign customers through its foreign subsidiaries and changes in interest rates on the Company's short-term financing and capital lease obligations. Additionally, as the result of the Aironet IPO, the Company owns approximately a 35% interest in a publicly traded company whose market value is determined based upon market conditions. Although the Company currently carries this investment on the equity method of accounting and recorded $21.6 million on its consolidated balance sheet at December 31, 1999, the amount of cash proceeds ultimately realized from this investment may be substantially different from the current market value of the underlying shares owned. As discussed in Note 3 "Financial Results and Liquidity" to the consolidated financial statements, on November 9, 1999, Cisco Systems, Inc. ("Cisco") announced that it would purchase Aironet for common stock of Cisco. For each Aironet share, option or warrant, the holders of these securities will receive .6373 shares of Cisco common stock. Since the announcement on November 8, 1999, the Company believes that a significant portion of the market value of the Aironet shares held by the Company has been attributable to the change in market value of Cisco common stock. The current market value of this investment is approximately $350.2 million.

Stock Market Risk

Due to the announced purchase of Aironet by Cisco, as noted above, and the nature of the proceeds from that unconsummated transaction, the Company is subject to substantial stock market risk. Although recorded under the equity method on the Company's balance sheet, the Company's investment in Aironet is a significant potential source of liquidity. Significant changes in the market value of Aironet stock may have an impact on the Company's ability to finance its operations and address its working capital needs.

Although the Company has not entered into any firm commitments concerning its investment in Aironet, it is currently exploring various hedging strategies in order to reduce its exposure to market fluctuations in the price of Aironet stock.

Interest Rate Risk

The Company's debt facility, including revolving loans and term loans, carries interest rate risk that is generally related to the financial institution's prime lending rate or the Eurodollar rate. If these rates were to change while the Company has borrowings under such facility, the related interest expense would increase or decrease accordingly. As of December 31, 1999, the Company had $54.7 million due currently and $11.1 million due long-term under revolving and term loan provisions of its debt facility, respectively.

The Company's convertible subordinated debentures carry fixed rates of interest and therefore do not pose interest rate risk to the Company. However, interest rate changes would effect the fair market value of the debentures. At December 31, 1999, the Company had $106.9 million of convertible subordinated debentures outstanding.

The Company monitors its interest rate risk, but does not engage in any interest rate hedging activities using derivative financial instruments.

Foreign Currency Risk

The financial results of the Company's foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. Dollars at the rate of exchange available at the end of each reporting period. Revenues and expenses are also translated at average rates of exchange at the conclusion of each reporting period. Resulting translation adjustments are reported as a component of comprehensive income.

Historically, the Company has not experienced any significant foreign currency gains or losses involving U.S. Dollars and other currencies. This is primarily due to natural hedges of revenues and expenses in the functional currencies of the countries in which the Company's subsidiaries are located. The Company had one forward currency exchange contract in place at December 31, 1999, in the amount of $3.0 million, which expired in January 2000. The Company monitors its foreign currency exposure and utilizes these derivative financial instruments to mitigate foreign currency risk when considered appropriate.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 10 to the consolidated financial statements included in Part I of this Quarterly Report of Form 10-Q for a discussion of the material pending legal proceedings to which the Company is a party, which footnote discussion is incorporated in this Part II by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

As of the end of the Company's third quarter of fiscal 200, the Company had effected the following issuances of unregistered shares of its common stock:

         Pursuant to an agreement made by the Company with R. Dave Garwood, prior to his election as one of the Company's current Directors, for his rendering of employee training and consulting services relating to the Company's adoption and implementation of an MRP-II material resource planning process, the Company has issued him an aggregate of 20,197 shares of common stock subject to vesting and forfeiture conditions based on his completion of the subject services. As of December 31, 1999, 10,098 of the subject have vested and are no longer subject to forfeiture. The shares constitute Mr. Garwood's remuneration for the subject services, and the issuance thereof did not otherwise result in any proceeds to the Company.

         Pursuant to an agreement made by the Company with a consulting firm, not otherwise affiliated with the Company, for strategic product consulting services, the Company has issued the consultant an aggregate of 1,476 shares of common stock subject to vesting and forfeiture conditions based on his completion of the subject services. As of December 31, 1999, 984 of the subject shares have vested and are no longer subject to forfeiture. As part (in addition to cash fees) of the consultant's remuneration for the subject services, this issuance did not otherwise result in any proceeds to the Company.

         Pursuant to the Company's employment agreement with David H. Biggs, the Company's Vice President and Chief Technology Officer, the Company has issued him an aggregate of 35,000 shares of common stock (23,200 of which were issued under the Company's Restricted Stock Plan, the shares awarded under which are registered on Form S-8) subject to vesting and forfeiture conditions based on his completion of the subject services and to a deferred compensation election. As of December 31, 1999, none of the subject shares had yet vested. The shares constitute Mr. Biggs' remuneration for his services, and the issuance thereof did not otherwise result in any proceeds to the Company.

Each of the above sales of securities was pursuant to a privately negotiated transaction between the Company and the recipient of the subject shares deemed to be exempt from registration under the Securities Act of 1933 in reliance on
Section 4(2) of such Act, as constituting transactions by an issuer not involving a public offering. Each of the recipients of shares in these transactions made written representations to the Company in connection with such issuances confirming their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transactions. All of the recipients also confirmed that they had access to their satisfaction, through the Company's public securities filings and their respective relationships with the Company, to information concerning the Company and its financial and business affairs.

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

                                    10.1.7.b   First Amendment to Amended and
                                               Restated 1996 Stock Option Plan
                                               for employees, directors and
                                               advisors of Aironet Wireless
                                               Communications, Inc. herein by
                                               reference to Exhibit 10.1.7.b to
                                               Registrant's Form 10-K for the
                                               year ended March 31, 1999.

                           10.1.8 1999 Stock Option Plan for Non-Employee Directors of Aironet Wireless
                                    Communications, Inc., incorporated herein by reference to Exhibit 10.1.8 to Registrant's Form 10-Q for the quarter ended
                                    September 30, 1999.

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

                           10.1.13 Employment Agreement between Registrant and David M. Biggs, effective as of June 7, 1999, filed herewith.

                           10.1.14 Offer and acceptance of employment between Registrant and Gene Harmegnies, effective as of January 31, 2000, filed herewith.

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

                           10.1.16 Employment Agreement, effective as of April 1, 1997, between Registrant and Frank E. Brick, a former executive officer, incorporated herein by reference to Exhibit

                                    10.1.9 to Registrant's Form 10-K for the year ended March 31, 1998.

                           10.1.17 Amended and Restated Employment Agreement, effective as of April 1, 1997, between Registrant and James G. Cleveland, a former executive officer, incorporated herein by reference to Exhibit 10.1.10 to Registrant's Form 10-K for the year ended March 31, 1998.

                           10.1.18 Amended and Restated Employment Agreement, effective as of April 1, 1997, between Registrant and Kenneth W. Haver, a former executive officer, incorporated herein by reference to Exhibit 10.1.11 to Registrant's Form 10-K for the year ended March 31, 1998.

                           10.1.19 Amended and Restated Employment Agreement, effective as of April 1, 1997, between Registrant and David W. Porter, a former executive officer, incorporated herein by reference to Exhibit 10.1.13 to Registrant's Form 10-K for the year ended March 31, 1998.

                           10.1.20 Amended and Restated Employment Agreement, effective as of April 1, 1997, between Registrant and Danny R. Wipff, a former executive officer, incorporated herein by reference to Exhibit 10.1.14 to Registrant's Form 10-K for the year ended March 31, 1998.

                           10.1.21  Letter agreement of Registrant with Robert
                                    A. Goodman, dated as of December 29, 1997 and executed and delivered January 20, 1998, for continued consulting services following certain changes in his law practice, incorporated herein by reference to Exhibit
                                    10.1.17 to Registrant's Form 10-K for the year ended March 31, 1998.

                           10.1.22 Letter agreement of Registrant with R. Dave Garwood, dated August 30, 1999, for MRP-II consulting services, incorporated herein by reference to Exhibit 1.1.20 to Registrant's Form 10-Q for the quarter ended September 30, 1999.

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

                  10.3     Credit Agreements of Registrant.

                           10.3.1 Credit Agreement by and among Registrant, the lenders party thereto from time to time and The Bank of New York, as letter of credit issuer, swing line lender and agent for the lenders, dated as of March 8, 1996 (refinanced, and replaced by the Loan and Security Agreement included as Exhibit
                                    10.3.3 below), incorporated herein by
                                    reference to Exhibit 10.3.2 to Registrant's
                                    Form 10-K for the year ended March 31, 1996.

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

                                    10.3.1.f   Second Waiver Extension Agreement
                                               and Amendment No. 4, dated as of
                                               March 26, 1999, with respect to
                                               the Agreement included as Exhibit
                                               10.3.1 above , incorporated
                                               herein by reference to Exhibit
                                               10.3.1.a to  Registrant's Form
                                               8-K dated April 1, 1999.

                                    10.3.1.g   Amended and Restated Security
                                               Agreement, dated as of March 26,
                                               1999, by and among Registrant and
                                               The Bank of New York, as Agent
                                               for the Lenders from time to time
                                               party to the Agreement included
                                               as Exhibit 10.3.1 above
                                               (terminated in connection with
                                               the refinancing obtained pursuant
                                               to the Loan and Security
                                               Agreement included as Exhibit
                                               10.3.3 below), incorporated
                                               herein by reference to Exhibit
                                               10.3.1.b to Registrant's Form 8-K
                                               dated April 1, 1999.

                                    10.3.1.h   Deed of Trust, Assignment of
                                               Leases and Rents, Security
                                               Agreement, Fixture Filing and
                                               Financing Statement, dated as of
                                               March 26, 1999, by Registrant to
                                               First American Title Insurance
                                               Company as Trustee for the
                                               benefit of The Bank of New York,
                                               as Agent for the Lenders from
                                               time to time party to the
                                               Agreement included as Exhibit
                                               10.3.1 above (terminated in
                                               connection with the refinancing
                                               obtained pursuant to the Loan and
                                               Security Agreement included as
                                               Exhibit 10.3.3 below),
                                               incorporated herein by reference
                                               to Exhibit 10.3.1.h to
                                               Registrant's Form 10-K for the
                                               year ended March 31, 1999.

                                    10.3.1.i   Patent and Trademark Security
                                               Agreement, dated as of March 26,
                                               1999, by Registrant and certain
                                               of its subsidiaries to The Bank
                                               of New York, as Agent for the
                                               benefit of the Lenders from time
                                               to time party to the Agreement
                                               included as Exhibit 10.3.1
                                               above, (terminated in connection
                                               with the refinancing obtained
                                               pursuant to the Loan and
                                               Security  Agreement included as
                                               Exhibit 10.3.3 below),
                                               incorporated herein by reference
                                               to Exhibit 10.3.1 to
                                               Registrant's Form 10-K for the
                                               year ended March 31, 1999.

                                    10.3.1.j   Pledge Agreement, dated as of
                                               March 26, 1999, by Registrant to
                                               The Bank of New York, as Agent
                                               for the benefit of the Lenders
                                               from time to time party to the
                                               Agreement included as Exhibit
                                               10.3.1 above (terminated in
                                               connection with the refinancing
                                               obtained pursuant to the Loan and
                                               Security Agreement included as
                                               Exhibit 10.3.3 below),
                                               incorporated herein by reference
                                               to Exhibit 10.3.1.j to
                                               Registrant's Form 10-K for the
                                               year ended March 31, 1999.

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

                           10.3.2 Business Purpose Revolving Promissory Note (Swing Line) made by Registrant in favor of Bank One, NA, dated August 4, 1998 (refinanced and replaced by the Loan and Security Agreement included as Exhibit
                                    10.3.3 below), incorporated herein by
                                    reference to Exhibit 10.3.4 to Registrant's
                                    Form 10-Q for the quarter ended June 30, 1998.

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

                                         10.3.2.e   Deed of Trust, Assignment of
                                                    Leases and Rents, Security
                                                    Agreement, Fixture Filing
                                                    and Financing Statement,
                                                    dated as of March 26, 1999,
                                                    by Registrant to First
                                                    American Title Insurance
                                                    Company as Trustee for the
                                                    benefit of Bank One, NA with
                                                    respect to the Note included
                                                    as Exhibit 10.3.2 above
                                                    (terminated in connection
                                                    with the refinancing
                                                    obtained pursuant to the
                                                    Loan and Security Agreement
                                                    included as Exhibit 10.3.3
                                                    below), incorporated herein
                                                    by reference to Exhibit
                                                    10.3.2.e to Registrant's
                                                    Form 10-K for the year ended
                                                    March 31, 1999.

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

                                         10.3.3.a   Pledge Agreement, dated as
                                                    of August 26, 1999, between
                                                    Foothill Capital
                                                    Corporation, as Agent for
                                                    the Lenders from time to
                                                    time party to the Loan and
                                                    Security Agreement included
                                                    as Exhibit 10.3.3 above,
                                                    pledging, among other
                                                    assets, the stock owned by
                                                    Registrant in Aironet
                                                    Wireless Communications,
                                                    Inc. and Registrant
                                                    subsidiaries to Agent as
                                                    collateral to secure
                                                    Registrant's obligations
                                                    under the Loan and Security
                                                    Agreement, incorporated
                                                    herein by reference to
                                                    Exhibit 10.3.3.a to
                                                    Registrant's Form 10-Q for
                                                    the quarter ended September
                                                    30, 1999.

                                         10.3.3.b   Real Property Deed of Trust
                                                    (Harris County, Texas), made
                                                    as of August 26, 1999 by
                                                    Registrant unto Joseph C.
                                                    Mathews as trustee for the
                                                    benefit of Foothill Capital
                                                    Corporation, as Agent for
                                                    the Lenders from time to
                                                    time party to the Loan and
                                                    Security Agreement included
                                                    as Exhibit 10.3.3 above,
                                                    incorporated herein by
                                                    reference to Exhibit
                                                    10.3.3.b to Registrant's
                                                    Form 10-Q for the quarter
                                                    ended September 30, 1999.

                                         10.3.3.c   Patent, Trademark, Copyright
                                                    and License Mortgage, made
                                                    as of August 26, 1999, by
                                                    Registrant in favor of
                                                    Foothill Capital
                                                    Corporation, as Agent for
                                                    the Lenders from time to
                                                    time party to the Loan and
                                                    Security Agreement included
                                                    as Exhibit 10.3.3 above,
                                                    incorporated herein by
                                                    reference to Exhibit
                                                    10.3.3.c to Registrant's
                                                    Form 10-Q for the quarter
                                                    ended September 30, 1999.

                                         10.3.3.d   First Amendment, dated as of
                                                    November 18, 1999, to the
                                                    Loan and Security Agreement
                                                    included as Exhibit 10.3.3
                                                    above, filed herewith.

                                         10.3.3.e   Second Amendment, dated as
                                                    of February 11, 2000, to the
                                                    Loan and Security Agreement
                                                    included as Exhibit 10.3.3
                                                    above, filed herewith.

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

                           10.5.2 Agreement, dated as of November 8, 1999, by and among Registrant, Cisco Systems, Inc. and Aironet Wireless Communications, Inc., incorporated herein by reference to Exhibit 10.5.2 to Registrant's Form 10-Q for the quarter ended September 30, 1999.

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

                  10.13 Stock Purchase Agreement, dated as of January 19, 2000, between Registrant, Accipiter Corporation and Accipiter II, Inc., filed herewith.

                  10.14 Stock Purchase Agreement by and between Registrant and Telantis Capital, Inc., dated as of March 31, 1997, incorporated herein by reference to Exhibit
                           10.10 to Registrant's Form 10-K for the year ended March 31, 1997.

                  10.15 Subscription Agreement by and among Aironet Wireless Communications, Inc., a subsidiary of Registrant, and the investors who executed the same, dated as of March 31, 1998, incorporated herein by reference to
                           Exhibit 10.14 to Registrant's Form 10-K for the year ended March 31, 1998.

                           10.15.1 Form of Warrant issued pursuant to the Subscription Agreement included as
                                         Exhibit 10.14 above, incorporated
                                         herein by reference to Exhibit 10.14.1
                                         to Registrant's Form 10-K for the year
                                         ended March 31, 1998.

                           10.15.2 Stockholders Agreement by and among Aironet Wireless Communications, Inc. and its Stockholders party thereto, including Registrant and the investors party to the Subscription Agreement included as Exhibit 10.14 above, entered into as of March 31, 1998 in connection with the transactions under the Subscription Agreement, incorporated herein by reference to
                                         Exhibit 10.14.2 to Registrant's Form
                                         10-K for the year ended March 31, 1998.

                           10.15.3 Registration Rights Agreement by and among Aironet Wireless Communications, Inc. and certain of its security holders, including Registrant and the investors party to the Subscription Agreement included as Exhibit 10.14 above, entered into as of March 31, 1998 in connection with the transactions under the Subscription Agreement, incorporated herein by reference to Exhibit 10.14.3 to Registrant's Form 10-K for the year ended March 31, 1998.

                  10.16 Stockholder Agreement, made as of November 8, 1999 between Cisco Systems, Inc., Osprey Acquisition Corporation and Registrant, and related Irrevocable Proxy, executed by Registrant as a stockholder of Aironet Wireless Communications, Inc. as an inducement toward the entry by Cisco Systems, Inc. and Osprey Acquisition Corporation into an Agreement and Plan of Merger and Reorganization dated of even date providing for the acquisition of Aironet by Cisco, and Joinder thereto by, and related Irrevocable Proxy of, The Retail Technology
                           Group, Inc., a wholly owned subsidiary of Registrant, filed herewith.

                  10.17 DFS Vendor Agreement between Registrant and Deutsche Financial Services Corporation, dated as of September 30, 1998, incorporated herein by reference to Exhibit
                           10.15 to Registrant's Form 10-Q for the quarter ended December 31, 1998.

                  27. Financial Data Schedule as of December 31, 1999, filed herewith.

                               TELXON CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this Form 10-Q to be signed and on its behalf by the undersigned thereunto duly authorized.


Date:             February 11, 2000


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

                     FOR THE QUARTER ENDED DECEMBER 31, 1999

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
                                    Directors of Aironet Wireless
                                    Communications, Inc., incorporated herein by reference to Exhibit 10.1.8 to Registrant's
                                    Form 10-Q for the quarter ended
                                    September 30, 1999.

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

*                           10.1.12 Employment Agreement between Registrant and
                                    Woody M. McGee, effective as of June 1,
                                    1999, incorporated herein by reference to
                                    Exhibit 10.1.12 to Registrant's Form 10-K for the year ended March 31, 1999.

**                         10.1.13  Employment Agreement between Registrant and
                                    David M. Biggs, effective as of June 7,
                                    1999, filed herewith.

**                         10.1.14  Offer and acceptance of employment between
                                    Registrant and Gene Harmegnies, effective as of January 31, 2000, filed herewith.

*                          10.1.15  Description of Key Employee Retention
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

*                          10.1.16  Employment Agreement, effective as of April
                                    1, 1997, between Registrant and Frank E.
                                    Brick, a former executive officer,
                                    incorporated herein by reference to Exhibit
                                    10.1.9 to Registrant's Form 10-K for the year ended March 31, 1998.

*                          10.1.17  Amended and Restated Employment Agreement,
                                    effective as of April 1, 1997, between
                                    Registrant and James G. Cleveland, a former executive officer, incorporated herein by reference to Exhibit 10.1.10 to Registrant's Form 10-K for the year ended March 31, 1998.

*                          10.1.18  Amended and Restated Employment Agreement,
                                    effective as of April 1, 1997, between
                                    Registrant and Kenneth W. Haver, a former executive officer, incorporated herein by reference to Exhibit 10.1.11 to Registrant's Form 10-K for the year ended March 31, 1998.

*                          10.1.19  Amended and Restated Employment Agreement,
                                    effective as of April 1, 1997, between
                                    Registrant and David W. Porter, a former executive officer, incorporated herein by reference to Exhibit 10.1.13 to Registrant's Form 10-K for the year ended March 31, 1998.

*                          10.1.20  Amended and Restated Employment Agreement,
                                    effective as of April 1, 1997, between
                                    Registrant and Danny R. Wipff, a former
                                    executive officer, incorporated herein by reference to Exhibit 10.1.14 to Registrant's Form 10-K for the year ended March 31, 1998.

*                          10.1.21  Letter agreement of Registrant with Robert
                                    A. Goodman, dated as of December 29, 1997 and executed and delivered January 20, 1998, for continued consulting services following certain changes in his law practice, incorporated herein by reference to Exhibit
                                    10.1.17 to Registrant's Form 10-K for the year ended March 31, 1998.

*                          10.1.22  Letter agreement of Registrant with R. Dave
                                    Garwood, dated August 30, 1999, for MRP-II consulting services, incorporated herein by reference to Exhibit 1.1.20 to Registrant's Form 10-Q for the quarter ended September 30, 1999.

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
                                    the lenders party thereto from time to time and The Bank of New York, as letter of credit issuer, swing line lender and agent for the lenders, dated as of March 8, 1996
                                    (refinanced, and replaced by the Loan and Security Agreement included as Exhibit
                                    10.3.3 below), incorporated herein by
                                    reference to Exhibit 10.3.2 to Registrant's
                                    Form 10-K for the year ended March 31, 1996.

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

*                                   10.3.1.g   Amended and Restated Security
                                               Agreement, dated as of March 26,
                                               1999, by and among Registrant and
                                               The Bank of New York, as Agent
                                               for the Lenders from time to time
                                               party to the Agreement included
                                               as Exhibit 10.3.1 above
                                               (terminated in connection with
                                               the refinancing obtained pursuant
                                               to the Loan and Security
                                               Agreement included as Exhibit
                                               10.3.3 below), incorporated
                                               herein by reference to Exhibit
                                               10.3.1.b to Registrant's Form 8-K
                                               dated April 1, 1999.

*                                   10.3.1.h   Deed of Trust, Assignment of
                                               Leases and Rents, Security
                                               Agreement, Fixture Filing and
                                               Financing Statement, dated as of
                                               March 26, 1999, by Registrant to
                                               First American Title Insurance
                                               Company as Trustee for the
                                               benefit of The Bank of New York,
                                               as Agent for the Lenders from
                                               time to time party to the
                                               Agreement included as Exhibit
                                               10.3.1 above (terminated in
                                               connection with the refinancing
                                               obtained pursuant to the Loan and
                                               Security Agreement included as
                                               Exhibit 10.3.3 below),
                                               incorporated herein by reference
                                               to Exhibit 10.3.1.h to
                                               Registrant's Form 10-K for the
                                               year ended March 31, 1999.

*                                   10.3.1.i   Patent and Trademark Security
                                               Agreement, dated as of March 26,
                                               1999, by Registrant and certain
                                               of its subsidiaries to The Bank
                                               of New York, as Agent for the
                                               benefit of the Lenders from time
                                               to time party to the Agreement
                                               included as Exhibit 10.3.1
                                               above, (terminated in connection
                                               with the refinancing obtained
                                               pursuant to the Loan and
                                               Security Agreement included as
                                               Exhibit 10.3.3 below),
                                               incorporated herein by reference
                                               to Exhibit 10.3.1 to
                                               Registrant's Form 10-K for the
                                               year ended March 31, 1999.

                                    10.3.1.j   Pledge Agreement, dated as of
*                                              March 26, 1999, by Registrant to
                                               The Bank of New York, as Agent
                                               for the benefit of the Lenders
                                               from time to time party to the
                                               Agreement included as Exhibit
                                               10.3.1 above (terminated in
                                               connection with the refinancing
                                               obtained pursuant to the Loan and
                                               Security Agreement included as
                                               Exhibit 10.3.3 below),
                                               incorporated herein by reference
                                               to Exhibit 10.3.1.j to
                                               Registrant's Form 10-K for the
                                               year ended March 31, 1999.

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
                                    (Swing Line) made by Registrant in favor of Bank One, NA, dated August 4, 1998
                                    (refinanced and replaced by the Loan and Security Agreement included as Exhibit
                                    10.3.3 below), incorporated herein by
                                    reference to Exhibit 10.3.4 to Registrant's
                                    Form 10-Q for the quarter ended June 30, 1998.

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

*                                   10.3.2.d   Amended and Restated Security
                                               Agreement, dated as of March 26,
                                               1999, by and among Registrant and
                                               Bank One, NA with respect to the
                                               Note included as Exhibit 10.3.2
                                               above (terminated in connection
                                               with the refinancing obtained
                                               pursuant to the Loan and Security
                                               Agreement included as Exhibit
                                               10.3.3 below), incorporated
                                               herein by reference to Exhibit
                                               10.3.2.d to Registrant's Form
                                               10-K for the year ended March 31,
                                               1999

*                                   10.3.2.e   Deed of Trust, Assignment of
                                               Leases and Rents, Security
                                               Agreement, Fixture Filing
                                               and Financing Statement,
                                               dated as of March 26, 1999,
                                               by Registrant to First
                                               American Title Insurance
                                               Company as Trustee for the
                                               benefit of Bank One, NA with
                                               respect to the Note included
                                               as Exhibit 10.3.2 above
                                               (terminated in connection
                                               with the refinancing
                                               obtained pursuant to the
                                               Loan and Security Agreement
                                               included as Exhibit 10.3.3
                                               below), incorporated herein
                                               by reference to Exhibit
                                               10.3.2.e to Registrant's
                                               Form 10-K for the year ended
                                               March 31, 1999.

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

*                                        10.3.3.a   Pledge Agreement, dated as
                                                    of August 26, 1999, between
                                                    Foothill Capital
                                                    Corporation, as Agent for
                                                    the Lenders from time to
                                                    time party to the Loan and
                                                    Security Agreement included
                                                    as Exhibit 10.3.3 above,
                                                    pledging, among other
                                                    assets, the stock owned by
                                                    Registrant in Aironet
                                                    Wireless Communications,
                                                    Inc. and Registrant
                                                    subsidiaries to Agent as
                                                    collateral to secure
                                                    Registrant's obligations
                                                    under the Loan and Security
                                                    Agreement, incorporated
                                                    herein by reference to
                                                    Exhibit 10.3.3.a to
                                                    Registrant's Form 10-Q for
                                                    the quarter ended September
                                                    30, 1999.

*                                        10.3.3.b   Real Property Deed of Trust
                                                    (Harris County, Texas), made
                                                    as of August 26, 1999 by
                                                    Registrant unto Joseph C.
                                                    Mathews as trustee for the
                                                    benefit of Foothill Capital
                                                    Corporation, as Agent for
                                                    the Lenders from time to
                                                    time party to the Loan and
                                                    Security Agreement included
                                                    as Exhibit 10.3.3 above,
                                                    incorporated herein by
                                                    reference to Exhibit
                                                    10.3.3.b to Registrant's
                                                    Form 10-Q for the quarter
                                                    ended September 30, 1999.

*                                        10.3.3.c   Patent, Trademark, Copyright
                                                    and License Mortgage, made
                                                    as of August 26, 1999, by
                                                    Registrant in favor of
                                                    Foothill Capital
                                                    Corporation, as Agent for
                                                    the Lenders from time to
                                                    time party to the Loan and
                                                    Security Agreement included
                                                    as Exhibit 10.3.3 above,
                                                    incorporated herein by
                                                    reference to Exhibit
                                                    10.3.3.c to Registrant's
                                                    Form 10-Q for the quarter
                                                    ended September 30, 1999.

**                                       10.3.3.d   First Amendment, dated as of
                                                    November 18, 1999, to the
                                                    Loan and Security Agreement
                                                    included as Exhibit 10.3.3
                                                    above, filed herewith.

**                                       10.3.3.e   Second Amendment, dated as
                                                    of February 11, 2000, to the
                                                    Loan and Security Agreement
                                                    included as Exhibit 10.3.3
                                                    above, filed herewith.

*                 10.4     Amended and Restated Agreement between Registrant and
                           Symbol Technologies, Inc., dated as of September 30,
                           1992, incorporated herein by reference to Exhibit
                           10.4 to Registrant's Form 10-K for the year ended
                           March 31, 1998.

*                 10.5     License, Rights, and Supply Agreement between Aironet
                           Wireless Communications, Inc., a subsidiary of Registrant, and Registrant, dated as of March 31, 1998, incorporated herein by reference to Exhibit
                           10.5 to Registrant's Form 10-K for the year ended
                           March 31, 1998.

*                          10.5.1   First Amendment, dated as of March 8, 1996,
                                    to the Agreement included as Exhibit 10.5 above, incorporated herein by reference to
                                    Exhibit 10.5.1 to Registrant's Form 10-K for the year ended March 31, 1999.

*                          10.5.2   Agreement, dated as of November 8, 1999, by
                                    and among Registrant, Cisco Systems, Inc.
                                    and Aironet Wireless Communications, Inc., incorporated herein by reference to Exhibit
                                    10.5.2 to Registrant's Form 10-Q for the quarter ended September 30, 1999.

*                 10.6     Asset Purchase Agreement by and among Dynatech
                           Corporation, IAQ Corporation, Registrant and Itronix
                           Corporation, then a subsidiary of Registrant, dated as of December 28, 1996, incorporated herein by reference to Exhibit 2 to Registrant's Form 8-K dated
                           December 31, 1996.

*                 10.7     Agreement of Purchase and Sale of Assets by and among
                           Vision Newco, Inc., a subsidiary of Registrant,
                           Virtual Vision, Inc., as debtor and debtor in possession, and the Official Unsecured Creditors'
                           Committee, on behalf of the bankruptcy estate of Virtual Vision, dated as of July 13, 1995, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended June 30,
                           1995.

*                 10.8     Stock Purchase Agreement by and among Registrant and
                           FED Corporation, dated as of March 31, 1998, with respect to FED Corporation's purchase of all of the stock of Virtual Vision, Inc. (fka Vision Newco,
                           Inc.), incorporated herein by reference to Exhibit
                           10.7 to Registrant's Form 10-K for the year ended
                           March 31, 1998.

*                          10.8.1      Escrow Agreement by and among FED
                                       Corporation, Registrant and First Union
                                       National Bank, with respect to the
                                       transactions under the Stock Purchase
                                       Agreement included as Exhibit 10.7 above, incorporated herein by reference to
                                       Exhibit 10.7.1 to Registrant's Form 10-K for the year ended March 31, 1998.

*                 10.9     Subscription Agreement by and among New Meta
                           Licensing Corporation, a subsidiary of Registrant, and certain officers of Registrant as Purchasers, dated as of September 19, 1995, incorporated herein by reference to Exhibit 10.8 to Registrant's Form
                           10-Q for the quarter ended September 30, 1995.

*                 10.10    Amended and Restated Shareholder Agreement by and
                           among Metanetics Corporation fka New Meta Licensing
                           Corporation, and its Shareholders, including the officers of Registrant party to the Agreement included as Exhibit 10.8 above, dated as of March 28, 1996, incorporated herein by reference to Exhibit
                           10.9.3 to Registrant's Form 10-K for the year ended
                           March 31, 1996.

*                          10.10.1     First Amendment, dated as of March 30,
                                       1996, to the Agreement included as
                                       Exhibit 10.9 above, incorporated herein
                                       by reference to Exhibit 10.9.4 to
                                       Registrant's Form 10-K for the year ended
                                       March 31, 1996.

*                 10.11    Stock Purchase Agreement by and among Meta Holding
                           Corporation, a subsidiary of Registrant, and certain officers of Registrant as Purchasers, dated as of March 30, 1996, incorporated herein by reference to
                           Exhibit 10.8 to Registrant's Form 10-K for the year ended March 31, 1997.

*                 10.12    Stock Purchase Agreement by and between Metanetics
                           Corporation, a subsidiary of Registrant fka New Meta
                           Licensing Corporation, and Accipiter II, Inc., dated as of September 30, 1996, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended September 30, 1996.

**                10.13    Stock Purchase Agreement, dated as of January 19,
                           2000, between Registrant, Accipiter Corporation and Accipiter II, Inc., filed herewith.

*                 10.14    Stock Purchase Agreement by and between Registrant
                           and Telantis Capital, Inc., dated as of March 31,
                           1997, incorporated herein by reference to Exhibit
                           10.10 to Registrant's Form 10-K for the year ended
                           March 31, 1997.

*                 10.15    Subscription Agreement by and among Aironet Wireless
                           Communications, Inc., a subsidiary of Registrant, and the investors who executed the same, dated as of March 31, 1998, incorporated herein by reference to
                           Exhibit 10.14 to Registrant's Form 10-K for the year ended March 31, 1998.

*                          10.15.1     Form of Warrant issued pursuant to the
                                       Subscription Agreement included as
                                       Exhibit 10.14 above, incorporated herein by reference to Exhibit 10.14.1 to Registrant's Form 10-K for the year ended
                                       March 31, 1998.

*                          10.15.2     Stockholders Agreement by and among
                                       Aironet Wireless Communications, Inc. and its Stockholders party thereto, including
                                       Registrant and the investors party to the Subscription Agreement included as
                                       Exhibit 10.14 above, entered into as of
                                       March 31, 1998 in connection with the
                                       transactions under the Subscription
                                       Agreement, incorporated herein by
                                       reference to Exhibit 10.14.2 to
                                       Registrant's Form 10-K for the year ended
                                       March 31, 1998.

*                          10.15.3     Registration Rights Agreement by and
                                       among Aironet Wireless Communications,
                                       Inc. and certain of its security holders, including Registrant and the investors party to the Subscription Agreement included as Exhibit 10.14 above, entered into as of March 31, 1998 in connection with the transactions under the
                                       Subscription Agreement, incorporated
                                       herein by reference to Exhibit 10.14.3 to Registrant's Form 10-K for the year ended
                                       March 31, 1998.

**                10.16    Stockholder Agreement, made as of November 8, 1999
                           between Cisco Systems, Inc., Osprey Acquisition
                           Corporation and Registrant, and related Irrevocable
                           Proxy, executed by Registrant as a stockholder of Aironet Wireless Communications, Inc. as an inducement toward the entry by Cisco Systems, Inc.
                           and Osprey Acquisition Corporation into an Agreement and Plan of Merger and Reorganization dated of even date providing for the acquisition of Aironet by Cisco, and Joinder thereto by, and related
                           Irrevocable Proxy of, The Retail Technology Group,
                           Inc., a wholly owned subsidiary of Registrant, filed herewith.

*                 10.17    DFS Vendor Agreement between Registrant and Deutsche
                           Financial Services Corporation, dated as of September
                           30, 1998, incorporated herein by reference to Exhibit
                           10.15 to Registrant's Form 10-Q for the quarter ended
                           December 31, 1998.


**                27.      Financial Data Schedule as of December 31, 1999,
                           filed herewith.


---------------------------------
*        Previously filed

**       Filed herewith