Form 10-K
period 2000-03-31
TELXON CORP
filed 2000-07-10
CIK 352495

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-11402

                               TELXON CORPORATION
             (Exact name of registrant as specified in its charter)

                             DELAWARE                                                74-1666060
                  State or other jurisdiction of                       (I.R.S. employer identification no.)
                  incorporation or organization)

                1000 SUMMIT DRIVE CINCINNATI, OHIO                                      45150
             (Address of principal executive offices)                                (Zip Code)

         Registrant's telephone number, including area code                        (330) 664-1000

                  Securities registered pursuant                                Name of each exchange
                   to Section 12(b) of the Act:                                 On Which Registered:
                   ----------------------------                                 --------------------
                               NONE                                                     NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

               7-1/2% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2012
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No[ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

The aggregate market value of registrant's Common Stock held by non-affiliates as of May 31, 2000, based on the last reported sales price of the Common Stock as reported on the Nasdaq National Market for such date, was $259,377,871.

At May 31, 2000, there were 17,511,472 outstanding shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement for its 2000 Annual Meeting of Stockholders to be held on September 15, 2000, which the registrant intends to file with the Securities and Exchange Commission within 120 days of the close of its fiscal year ended March 31, 2000, is incorporated by reference in Part III of this Annual Report on Form 10-K from the date of filing such document.

                                    PART I

ITEM 1.  BUSINESS
         --------

                                   GENERAL

Description of Company's Business

Telxon Corporation (including its majority and wholly owned subsidiaries, "Telxon" or the "Company") designs, manufactures, integrates, markets and supports transaction-based mobile information systems. The Company's mobile computing devices and wireless local area network ("LAN") products are integrated with its customers' host enterprise computer systems and third party wide area networks ("WANs"), enabling mobile workers to process information on a real-time basis at the point of transaction. The needs of its customers to reduce cycle times, improve asset management and create new services drive their requirements for real-time information throughout their organizations. Telxon's products are sold worldwide for use in key targeted markets, including in-store retail, transportation and logistics, mobile workforce automation, and public safety. The Company also serves a broad array of other markets, such as manufacturing, healthcare, education, and government, among others, through its indirect sales channel.

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

For three decades, the Company has developed and marketed portable handheld terminals to retailers and wholesalers in the grocery, drug, hardware, mass merchandising, full-line department store and specialty retail chain segments. An increasing number of markets outside retail are also adopting mobile transaction-based systems, including transportation and logistics, mobile workforce automation, and public safety.

Through its former subsidiary, Aironet Wireless Communications(R), Inc. ("Aironet"(R)), Telxon pioneered the commercialization of spread spectrum radio frequency ("RF") technology in wireless LANs for vertical market applications. Telxon is a leading supplier of RF-enabled devices, having shipped nearly 1,000,000 units to date.

The Company's core mobile computing and wireless data communication products integrate a wide array of electronic and RF components and advanced data collection technologies. Through a combination of proprietary application-specific integrated circuit ("ASIC") technology, RF technology and market-responsive packaging, the Company seeks to deliver cost-effective products that meet the technical and ergonomic needs of the Company's targeted markets. The Company's wireless data networks are designed to allow mobile devices to roam seamlessly through large buildings and groups of buildings with uninterrupted flow of information.

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

         -------------------

"MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION" below in this Form 10-K, which discussion should be read in conjunction with the discussion under this Item 1.

Formation of Strategic Plan

To stabilize the Company, position it for profitable growth within the mobile information systems industry, and improve the return to its stockholders, Telxon's senior management team began implementing a new, three-year strategic plan during fiscal 2000.

The strategic plan is tied to an operational plan with milestones for each objective to be implemented and measured. Emphasis is being placed on regaining Telxon's leadership position by reducing costs, being competitive in the marketplace and returning the Company to profitability. A primary focus of the plan is on preserving and protecting Telxon's core competencies and technologies. The Company has conducted an in-depth review of its product development process, aimed at improving productivity through the implementation of such tools as a design-to-cost program. The Company also implemented a MRPII materials resource planning process to ensure customer satisfaction through enabling the Company's sales force to accurately forecast and commit to customer delivery dates.

Global Sales and Marketing

The Company's sales in the United States and Canada are made directly through its own sales force as well as indirectly through selected distributors, value-added resellers ("VARs"), independent software vendors ("ISVs"), system integrators, outside equipment manufacturers ("OEMs") and strategic partners.

The Company's international sales are made through subsidiaries located in Australia, Belgium, France, Germany, Italy, Japan, Spain and the United Kingdom, and through distributors in Africa, Asia, Europe, Mexico, the Middle East and South America. Distributor support offices are located in Belgium, Brazil and Singapore. (For further information regarding geographical segments and revenues from the Company's International Division, see Note 16 to the consolidated financial statements and Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.")

Other than sales to Wal*Mart, which accounted for 16% of the Company's total revenues, no customer accounted for 10% or more of the Company's total revenues in fiscal 2000.

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

The Company's global technical resources are available in each of its targeted markets. Telxon employs marketing specialists with industry-specific knowledge to partner with its direct sales representatives and systems engineers, VARs and system integrators to provide industry specific solutions for its customers.

Technical Subsidiaries

The Company's technical subsidiaries have been structured to work together with its own advanced research and product development resources to design, develop and produce leading-edge technology products for the future. The Company's current subsidiaries are detailed below.

         -------------------


-        Metanetics(R) Corporation

         > Metanetics Corporation ("Metanetics") was formed in January 1994 in Fort Myers, Florida, in part from the acquisition of Metamedia Corporation of Port Jefferson, New York.

         > Metanetics develops two dimensional (2D) barcode encoding and auto discriminating decoding software and advanced digital image-processing technology.

-        PenRight! (R) Corporation

         > In February 1994, the Company acquired PenRight! Corporation ("PenRight!") of Fremont, California. PenRight! is a leading developer of pen-based operating environments and application development tools. PenRight! MobileBuilder(R) is specifically designed to quickly create powerful pen-based applications for the widest choice of mobile platforms on the market today. Its open, flexible development environment creates cross-platform applications for Windows(R) NT, Windows 98, Windows 95, Windows 3.1, MS-DOS(R), DPMI, and in the near future, Palm OS and Windows CE operating systems.

Advanced Research and Product Development

The Company utilizes advanced hardware, software, and firmware designs that include Telxon proprietary ASIC chips. The Company's product development strategy is to enhance the functionality and improve the price and performance of its hardware and software, and to improve the packaging of its mobile computing devices to address the specific requirements of each targeted market. Products and systems are designed for modularity and the ability to upgrade, where possible.

There can be no assurance that the Company's engineering and development activities will lead to the introduction of new or improved products with functional features and performance satisfactory in the market place at a financial return acceptable to the Company or that the Company will not encounter delays, unanticipated expenses or other problems in connection therewith. Furthermore, customers may defer purchases of existing products in anticipation of new or improved products by the Company or its competitors. Although the Company contemplates the introduction of new products in calendar year 2000, there can be no assurance that there will not be delays in commencing production of such products or that such products will ultimately be commercially successful.

During fiscal 2000, 1999 and 1998, the Company spent $28.8 million, $43.0 million and $37.5 million, respectively, for Company-sponsored product development and engineering. For further discussion, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Operating Expenses."

Manufacturing and Product Maintenance

Manufacturing Operations

Manufacturing operations consist of the assembly, testing and quality assurance of components, sub-assemblies and finished products. The Company's products are built and configured with various memory sizes, packaging, peripherals, keyboards and displays.

In 1994, the Company's principal manufacturing operations were consolidated into a newly constructed, Company-owned 116,000 square foot facility. The facility provides a more efficient plant layout and an opportunity for expansion of manufacturing capacity in the future. For further information regarding the Company's manufacturing facility see "Item 2 -- PROPERTIES."

-------------------

-        Metanetics is a registered trademark of Metanetics Corporation.

-        PenRight! and PenRight! Pro are registered trademarks of PenRight!
         Corporation.

- Microsoft and Pen for Windows are registered trademarks of Microsoft Corporation.

         -------------------

All component parts in the Company's products are purchased from outside sources. Packaging, custom-integrated circuits, keyboards and printed circuit boards are produced to the Company's specifications. A number of peripheral products, including wands, laser scanners, controllers and receivers, are purchased as completed assemblies and attached to and staged with Telxon's own products before delivery. Outside contract manufacturers produce some of the Company's products.

Telxon's International Procurement Office ("IPO"), located in Singapore, provides the Company with an opportunity to procure materials from lower cost, Far East suppliers. As the IPO staff procures more commodities, continued cost savings are expected. The Company has not to date experienced any adverse effects from its Singapore procurement operations as the result of the economic difficulties experienced in Southeast Asia, though there can be no assurance that future events, including government economic regulation, civil unrest or otherwise, will not materially adversely affect the Singapore operations and, in turn, the operations and financial results of the Company.

The Company has in the past encountered, and may in the future encounter, shortages of supplies and delays in deliveries of necessary components. While such shortages and delays could have a material adverse effect on the Company's ability to ship products, the Company has not suffered any such effects as the result of past shortages and delays. Additionally, the Company does not believe that the loss of any one supplier or subassembly manufacturer would have a material, long-term, adverse effect on its business, although set-up costs and delays could occur if the Company changed any single source supplier.

Product Maintenance Operations

The Company currently provides maintenance and repair services for Telxon customers from its 36,000 square foot National Service Center in Houston, Texas. The Company also services various third party products, including personal computers, printers and communication devices. The Company has serviced its high volume, low-end products at a newly constructed 50,000 square foot leased facility built for the Company in Ciudad Juarez, Mexico in 1997. In late June 2000, the Company determined to transfer to the Ciudad Juarez facility, during the second and third quarters of the current fiscal year, all of the National Service Center repair and maintenance operations (except for that of new products generally within the first year of their release, which will be relocated to space within the Company's Houston manufacturing building). The Company also maintains a number of customer specific service depots to provide service to users with large concentrations of Telxon products.

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


                              PRODUCTS AND SYSTEMS

Handhelds, Workslates and Other Mobile Computing Devices

The Company has developed a broad line of handheld devices, which range from low-end batch terminals to highly integrated mobile computers incorporating advanced data capture technologies and spread spectrum radios, including a variety of pen-based and touch-screen workslate devices.

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

Through its prior affiliation with its former Aironet subsidiary, the Company has developed a series of spread spectrum radios, access points, repeaters, routers and bridges. Certain of these products are manufactured by Telxon under a license agreement with Aironet, while others are

         -------------------

procured directly from Aironet, which is now part of Cisco Systems, Inc. The current products use the 900 MHz or 2.4 GHz frequency bands, available utilizing either direct sequence or frequency hopping technology, at data rates ranging up to 11 Mbps. These radio products are integrated with Telxon's AirAWARE(TM) family of enterprise software for mobile information solutions and Telxon's Microcellular Architecture ("TMA") software to build wireless networks.

Telxon's Air-I/O(TM) System utilizes 900 MHz and 2.4 GHz spread spectrum radio technology for fast, robust, wireless, data communications by using spread spectrum technology and the Company's Gateway Connectivity System(TM) ("GCS") to create a wireless interface between Telxon mobile devices and customers' host computers.

The Air-I/O System creates one or more radio cells, with each cell supporting an area of coverage. TMA allows mobile devices to move from cell to cell while maintaining a wireless connection to the host computer. Implementations of the system have included an installation providing coverage for over 4 million square feet.

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

Telxon has provided narrow band FM radios from major manufacturers since 1984. These radios operate in the 450 MHz band and require FCC site licensing.

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

Peripherals

The Company integrates a variety of peripheral products into or with its regular product line, including laser bar code readers (internal and external), modular printers, chargers, cradles, modems and communication interfaces. Many of these products or components are purchased from outside vendors.

Software Operating Systems, Languages and Applications

The Company is transitioning to a new generation of modularly designed mobile computers, which embrace industry standard, open systems architectures in order to offer its customers access to a multitude of operating systems, including Windows(R) NT, Windows CE, Windows 98 and Windows 95.

The Company develops, through its PenRight! and Metanetics subsidiaries, advanced character recognition software, advanced digital image processing and 2D bar code encoding and auto discriminating decode software.

----------------

- Air-I/O, AirAWARE, Gateway Connectivity System and GCS are trademarks of Telxon Corporation.

-        ARDIS is a registered trademark of IBM Corporation and Motorola
         Corporation.

-        RAM is a registered trademark of RAM Mobile Data, Inc.

-        ShopKeeper and MiniNet are trademarks of Telxon Corporation.

-        Windows is a registered trademark of Microsoft Corporation.

         -------------------


                              INTELLECTUAL PROPERTY

The Company regards certain of its hardware and software products as proprietary and relies on a combination of United States and foreign patent, copyright, trademark and trade secret laws and licenses and other contractual confidentiality provisions to protect its proprietary rights. In addition, the Company's products also utilize hardware and software technologies licensed from third parties. Given the rapidly changing nature of the industry's technology, the competence and creative ability of the Company's development, engineering, programming, marketing and service personnel may be as or more important to its competitive position as the legal protections and rights afforded by patent and other owned or licensed intellectual property rights. The Company believes that its products and trademarks do not infringe on the rights of third parties, but there can be no assurance that third parties will not assert infringement claims.

                              GOVERNMENT REGULATION

The Company believes that its products are in material compliance with current government regulations; however, regulatory changes may require modifications to Company products in order for the Company to continue to be able to manufacture and market these products. There can be no assurance that more stringent regulations will not be issued in the future which could have an adverse effect on the business of the Company. In addition, sales of the Company's products could be adversely affected if customers adopt more stringent safety standards.

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

         -------------------

the Intermec and Norand divisions of UNOVA, Inc., Woodland Hills, California. In addition, companies that are participants in the broader computer industry are potential competitors. Some of the Company's competitors and potential competitors have substantially greater financial, technical, intellectual property, marketing and human resources than the Company.

                                    EMPLOYEES

As of May 31, 2000, the Company employed approximately 1,549 full-time personnel. The Company also employs temporary production and other personnel.


ITEM 2.  PROPERTIES
         ----------

In April 2000 the Company opened its new executive offices in the eastern Cincinnati, Ohio suburb of Milford. Occupying 22,000 square feet of a 195,000 square foot two-story office building of masonry construction built on a wooded campus in 1992, the facility includes a state-of-the-art Product Demonstration Suite in support of the Company's sales operations, geographically complementing the similar Demonstration Center at its World Technology Center in The Woodlands, Texas, a suburb north of Houston.

The establishment of the new headquarters is part of the initiative announced by the Company in November 1999 to substantially curtail its Akron, Ohio operations. As of June 30, 2000 the Company had substantially completed the transition of its remaining corporate office functions from Akron to The Woodlands, with its continuing, reduced Akron operations consisting principally of its Advanced Technical Consulting, Project Management, and Quality Assurance groups, as well as selected Software Development groups and a regional sales office. The Company intends to relocate its continuing Akron operations to a smaller leased facility in that area and is in the process of seeking, but has not yet secured, a replacement tenant for its 100,000 square foot former headquarters facility, which is under lease through December 31, 2001. The lease provides the Company with an option, exercisable on September 1, 2001, to purchase the office building and the land on which it is situated for its then current fair market value. The Company also has a lease obligation through February 28, 2001 for approximately 34,000 square feet of office space within a three-mile radius of its former Akron corporate offices. That second Akron facility is subleased to the Company's former Aironet Wireless Communications, Inc. subsidiary (acquired in March 2000 by Cisco Systems, Inc.), to which the Company also leases for a coterminous period the one-story, 32,500 square foot facility owned by the Company within approximately one mile from its former corporate offices.

The Company's World Technology Center in The Woodlands, opened in May 1998, is a one-story, 70,000 square foot leased building of concrete and glazed curtain wall construction, which was designed and constructed specifically to support the Company's Engineering, Research, Software and Product Development functions and supporting administration, which had also previously been conducted in Akron. The World Technology Center also houses a Customer Support Call Center, the Company's Industry and Product Marketing operations and a Customer Conferencing and Executive Briefing Center. Expiring in May 2008, the lease for the World Technology Center includes a renewal option for an additional ten-year term. In order to accommodate the corporate office administrative and accounting functions which have relocated to The Woodlands from Akron, the Company has leased through August 2001 an additional 36,000 square feet in a one-story, 42,000 square foot office building built of like construction in 1994 within three-quarters of a mile of the World Technology Center.

The Company owns two buildings in Houston, Texas of concrete tilt-wall construction, located on a 15-acre site. The first building is an 116,000 square foot manufacturing facility, which was completed in April 1994. That building houses all domestic Telxon manufacturing operations, as well as warehousing operations and administrative and manufacturing engineering offices. The second building is the Company's 36,000 square foot National Service Center, completed in November 1993, which has housed its product repair and

         ----------------------

maintenance operations. The Company maintains an additional 12,000 square feet of warehouse space at a nearby Houston location leased through May 31, 2001.

As of the end of the second quarter of fiscal 1998, the Company relocated over 50% of its product repair and maintenance operations to a new 50,000 square foot facility of masonry construction in Ciudad Juarez, Chihuahua, Mexico. The facility is leased for an initial term that expires in April 2004, with two five-year renewal options, and the Company has an option to purchase the facility at the end of the initial term or any renewal term for its then current fair market value. In late June 2000, the Company determined to transfer to the Ciudad Juarez facility, during the second and third quarters of the current fiscal year, all of the remaining product repair and maintenance operations at its Houston National Service Center (except for that of new products generally within the first year of their release, which will be relocated to space within the Company's Houston manufacturing building). The Company is evaluating possible alternatives for the disposition of the National Service Center facility. The Company currently leases 20,000 square feet of warehouse space in El Paso, Texas as a companion receiving, staging and parts-stocking facility for the Mexican operations for an initial term of five years, with two five-year renewal options, and is in negotiations with its current landlord toward the substitution of 50,000 square feet of leased space in El Paso for the current El Paso facility to support the planned expansion of the Mexican operations.


In addition to these principal locations, the Company maintains 53 locations in the United States, Canada, Western Europe, Australia, Japan and Southeast Asia which are used principally for sales and customer service offices, as well as for executive, engineering and procurement offices for certain of its domestic and international subsidiaries. These locations are generally leased for terms ranging from one to three years.

The Company believes that its existing facilities will be adequate for its reasonably foreseeable level of operations, though the Company regularly reviews its facilities usage as part of its continuing efforts to improve the efficiency of its operations and believes that alternate or additional leased space is generally available at acceptable cost to satisfy any new facilities requirements that may be so identified. Should the operations of the Company's principal corporate offices, engineering and research and development, manufacturing, or repair and maintenance facilities be lost or disrupted by natural disaster, fire or other cause, the Company's operations would be materially adversely affected until replacement operations could be established.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

On September 21, 1993, a derivative Complaint was filed in the Court of Chancery of the State of Delaware, in and for Newcastle County, by an alleged stockholder of the Company derivatively on behalf of Telxon. The named defendants are the Company; Robert F. Meyerson, former Chairman of the Board, Chief Executive Officer and director; Dan R. Wipff, then President, Chief Operating Officer and Chief Financial Officer and director; Robert A. Goodman, Corporate Secretary and outside director; Norton W. Rose, then an outside director; and Dr. Raj Reddy, outside director. The Complaint alleges breach of fiduciary duty to the Company and waste of the Company's assets in connection with certain transactions entered into by Telxon and compensation amounts paid by the Company. The Complaint seeks an accounting, injunction, rescission, attorney's fees and costs. While the Company is nominally a defendant in this derivative action, the plaintiff seeks no monetary relief from the Company.

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

         -----------------------------

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

The defendants filed a Motion for Summary Judgment on November 15, 1999, and the plaintiff filed a cross Motion for Summary Judgment on December 7,1999. The Motions were argued before the Court in February 2000. Following the hearing, the parties submitted supplemental briefs, the last of which was filed on March 6, 2000. The parties are awaiting the Court's decision on the cross motions for summary judgment. No trial date has been set.

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

On February 7, 1998, a complaint was filed against the Company in the District Court of Harris County, Texas, by Southwest Business Properties, the landlord of the Company's former Wynnwood Lane facility in Houston, Texas, alleging counts for breach of contract and temporary and permanent injunctive relief, all related to alleged environmental contamination at the Wynnwood property, and seeking specific performance, unspecified monetary damages for all injuries suffered by plaintiff, payment of pre-judgement interest, attorneys' fees and costs and other unspecified relief. In December 1999, the case was settled by the parties, and the $500,000 cost of the initial settlement, $275,000 of which has been covered by the Company's insurer, was recorded in the Company's financial statements; additional amounts of up to $100,000 are required to be paid as part of the settlement in the event that the remediation described below is not timely completed.

While the litigation with the landlord was pending, Telxon and the landlord filed on July 7, 1999 a joint application with the Texas Natural Resource Conservation Commission for approval of a proposed Response Action Work Plan for the property pursuant to the Commission's Voluntary Cleanup Program. The plan, which was approved by the Commission in August 1999, projects completion of remediation and issuance of a closure certificate in 2002, for which the Company had at March 31, 2000 accrued the then estimated costs of $250,000. As the result of changes to the remediation plan made after March 31, 2000 to better assure its completion within the projected schedule, the Company has increased its estimate of the total expected remediation cost to $350,000. If closure of the remediation is not certified when contemplated by the plan, and the Company were ultimately to become responsible for the alleged contamination, the associated loss could have a material adverse effect on results of operations for one or more quarters in which the associated charge(s) would be taken.

On May 8, 1998, two class action suits were filed in the Court of Chancery of the State of Delaware, in and for the County of New Castle, by certain alleged stockholders of Telxon on behalf of themselves and purported classes consisting of Telxon stockholders, other than defendants and their affiliates, relating to an alleged offer by Symbol Technologies, Inc. ("Symbol") to acquire the Company. Named as defendants were Telxon and its Directors at the time, namely, Frank E. Brick, Robert A. Goodman, Dr. Raj Reddy, John H. Cribb, Richard J. Bogomolny, and Norton W. Rose. The plaintiffs alleged that on April 21, 1998, Symbol made an offer to purchase Telxon for $38.00 per share in cash and that on May 8, 1998, Telxon rejected Symbol's proposal. Plaintiffs further alleged that Telxon has certain anti-takeover devices in place purportedly designed to thwart hostile bids for the Company. Plaintiffs charged the Director defendants with breach of fiduciary duty and claimed that they entrenched themselves in office. On February 10, 2000, the plaintiffs filed a notice for the dismissal of the action without prejudice, which was approved by the Court on February 17, 2000.

From December 1998 through March 1999, a total of 27 class actions were filed in the United States District Court, Northern District of Ohio, by certain alleged stockholders of the Company on behalf of themselves and purported classes consisting of Telxon stockholders, other than the defendants and their affiliates, who purchased stock during the period, from May 21, 1996 through February 23, 1999 or various portions thereof, alleging claims for "fraud on the market" arising from alleged misrepresentations and omissions with respect to the Company's financial performance and prospects and an alleged violation of generally accepted accounting principles by improperly recognizing revenues. The named defendants are the Company, former President and Chief Executive Officer Frank E. Brick and former Senior Vice President and Chief Financial Officer Kenneth W. Haver. The actions were referred to a single judge. On February 9, 1999, the plaintiffs filed a Motion to consolidate all of the actions and the Court heard motions on naming class representatives and lead class counsel on April 26, 1999.

         -----------------------------

On August 25, 1999, the Court appointed lead plaintiffs and their counsel, ordered the filing of an Amended Complaint, and dismissed 26 of the 27 class action suits without prejudice and consolidated those 26 cases into the first filed action. The appointed lead plaintiffs appointed by the Court filed an Amended Class Action Complaint on September 30, 1999. The Amended Complaint alleges that the defendants engaged in a scheme to defraud investors through improper revenue recognition practices and concealment of material adverse conditions in Telxon's business and finances. The Amended Complaint seeks certification of the identified class, unspecified compensatory and punitive damages, pre- and post-judgment interest, and attorneys' fees and costs. Various appeals and writs challenging the District Court's August 25, 1999 rulings were filed by two of the unsuccessful plaintiffs but have all been denied by the Court of Appeals.

On November 8, 1999, the defendants jointly moved to dismiss the Amended Complaint. The Court held a case management conference on November 16, 1999 at which it set a conditional schedule. Briefing of the defendants' motion to dismiss and the plaintiffs' opposition thereto was completed January 18, 2000. The motion to dismiss remains pending, and all discovery remains stayed pending the Court's ruling on the motion. A motion filed by the plaintiffs on November 16, 1999 to lift the discovery stay to allow the serving of discovery requests on a non-party has been denied by the Court. The defendants believe that these claims lack merit, and they intend to vigorously defend the consolidated action.

By letter dated December 18, 1998, the Staff of the Division of Enforcement of the Securities and Exchange Commission (the "Commission") advised the Company that it was conducting a preliminary, informal inquiry into trading of the securities of the Company at or about the time of the Company's December 11, 1998 press release announcing that the Company would be restating the revenues for its second fiscal quarter ended September 30, 1998. On January 20, 1999, the Commission issued a formal Order Directing Private Investigation And Designating Officers To Take Testimony with respect to the referenced trading and specified accounting matters, pursuant to which subpoenas have been served requiring the production of specified documents and testimony. The Company and its current and former independent accountants are also currently assessing the effects of recent comments issued to the Company by the Commission's Division of Corporation Finance as part of its ongoing review of various accounting matters in the Company's previous filings with the Commission, including, but not limited to, the recognition of revenues from the Company's indirect sales channel and the timing of charges which the Company recorded during fiscal 1999, 1998 and 1997 for inventory obsolescence, severance and asset impairment. The Company has cooperated, and intends to continue cooperating fully with, the Commission Staff. The Company has not accrued for any fines or penalties under SFAS 5 because it has no basis to conclude that it is probable that at the conclusion of the investigation the Commission will seek a fine or penalty, and because the amount of any such fine or penalty is not estimable.

         -----------------------------


On December 30, 1999, a Derivative Complaint was filed in the Court of Chancery of the State of Delaware, in and for Newcastle County, by an alleged stockholder of the Company derivatively on behalf of Telxon. The named defendants are the Company; the then directors of the Company, Richard J. Bogomolny, John H. Cribb, Robert A. Goodman, Raj Reddy, Frank Brick and Norton Rose; Robert F. Meyerson, former Chairman of the Board, Chief Executive Officer and director; and Telantis Venture Partners V Inc., an affiliate of Robert F. Meyerson. The Complaint alleges that Telxon's sale of stock in its then Aironet Wireless Communications, Inc. subsidiary to Meyerson interests constitutes a waste and gift of Telxon assets in breach of the defendant directors' duties of care and to act in good faith. The Complaint also alleges that the defendant directors' opposition of an alleged offer by Symbol to acquire the Company in the Spring of 1998 violated their duties of loyalty, good faith and due care and wasted Company's assets. The Complaint seeks an order rescinding the Aironet stock transactions (or in the event such relief cannot be granted, recissory damages), requiring the defendants other than the Company to account for Telxon's losses in connection with the alleged wrongs (including the funds spent resisting the alleged Symbol bid) and awarding plaintiff its attorneys' fees and expenses. While the Company is nominally a defendant in this derivative action, the plaintiff seeks no monetary relief from the Company.

On March 8, 2000, all defendants except Messrs. Goodman and Meyerson answered the complaint and moved for judgment on the pleadings. Messrs. Goodman and Meyerson have filed motions to dismiss. In addition, all defendants have moved to stay discovery. All of these motions are currently being briefed, and no hearing date has been scheduled for any of the motions.

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

The Company has received a number of letters from its customers requesting Telxon to indemnify them with respect to their defense of demands which have been made on them by the Lemelson Medical, Education & Research Foundation Limited Partnership for the payment of a license fee for the alleged infringement of the Foundation's so-called "bar-code" patents by the customers' systems utilizing automatic identification technology, portions of which have been supplied by the Company. On October 27, 1999, the Foundation also sent a letter directly to the Company similarly demanding that the Company purchase a license with respect to "Telxon's use of machine vision and bar coding technology." On April 14, 2000 the Foundation filed five lawsuits against a total of approximately 430 end users, including a number of the Company's customers, whom the Foundation alleges use automatic identification technology which infringes the Foundation's patents; the Company is not named as a defendant in any of these lawsuits. The Company continues to receive requests for indemnity from customers with regard to claims being informally asserted against them by the Foundation as well as from customers who have been formally sued by the Foundation.

The Company believes that the patents so being asserted against it and its customers are invalid, unenforceable and not infringed and on April 24, 2000 filed a federal court action against the Foundation seeking a declaratory judgment to that effect. The Company's declaratory judgment action is substantially similar to the federal court action jointly filed by seven other companies in the automatic identification industry, including the Company's principal competitors, in July 1999 seeking like declaratory relief against the Foundation. On May 30, 2000 the Foundation filed an answer and counterclaim against the Company in response to its declaratory judgment action denying the invalidity of its patents are invalid, unenforceable or not infringed by the Company or its customers and counter-claiming that the Company likely induces or contributes to the direct infringement of unspecified claims of the Foundation's patents. The Foundation's counterclaim against the Company is the same as the one which has been asserted by the Foundation against the companies which filed the other declaratory judgement action. Discovery in the Company's declaratory judgment action is just beginning. The Company believes that the Foundation's counterclaim is without merit and intends to vigorously defend against it.

Except as otherwise specified, in the event that any of the foregoing litigation ultimately results in a money judgment against the Company or is otherwise determined adversely to the Company by a court of competent jurisdiction, such determination could,

         -----------------------------

depending on the particular circumstances, adversely affect the Company's conduct of its business and the results and condition thereof.

In the normal course of its operations, the Company is subject to performance under contracts and assertions that technologies it utilizes may infringe third party intellectual properties, and is also subject to various pending legal actions and contingencies, which may include matters involving suppliers, customers, lessors of Company products to customers, lessors of equipment to the Company and existing and potential business and development partners. The Company is vigorously defending all such claims that do not lack merit. While the ultimate outcome of such matters cannot presently be determined, the Company does not anticipate that these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows and accordingly has not made provisions for any losses or related insurance recoveries in its financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

There were no matters submitted to a vote of security holders during the year ended March 31, 2000.


ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT
         ------------------------------------

The following are the executive officers of the Company, who have been either elected by the Board of Directors of the Company or appointed by the Chief Executive Officer and ratified and approved by the Board of Directors:

         John W. Paxton, Sr., age 63, has been Chairman of the Board of Directors and CEO since June 1999. Mr. Paxton was Chairman, President and CEO from March 1999 to June 1999. He has been a director of the Company since he joined it in March 1999. From December 1998 until March 1999, Mr. Paxton was Chairman of Odyssey Industrial Technologies L.L.C., a joint venture with Odyssey Investment Partners, a private equity fund. From March 1997 until November 1998, Mr. Paxton was Executive Vice President of Paxar Corporation and, upon its formation in June 1998, President of Paxar's Printing Solutions Group. He was President and Chief Executive Officer of Monarch Marking Systems, Inc. from October 1995 until Paxar combined newly acquired operations with its existing Monarch operations to form the Paxar Printing Solutions Group. From March 1994 until October 1995, Mr. Paxton was Corporate Executive Vice President and Chief Operating Officer of The Industrial Automation Systems Group of Western Atlas Inc. Mr. Paxton is a member of the Board of Directors of TransDigm, Inc. (supplier of highly engineered commercial and military aircraft parts).

         Kenneth A. Cassady, age 46, has been President and Chief Operating Officer since joining the Company in June 1999. From March 1996 to June 1999, Mr. Cassady was President of Monarch Marking Systems, a manufacturer and distributor of bar code printing and price marking systems, and a subsidiary of Paxar Corporation. From September 1995 to March 1996, Mr. Cassady was Vice President, Business Operations for the Environmental Group of Lockheed Martin Corporation. He was Vice President of Mergers and Acquisitions for Lockheed from March 1995 to September 1995 and served as Vice President, Business Operations for Lockheed's Information Group from May 1993 to March 1995.

         Woody M. McGee, age 48, has been Vice President and Chief Financial Officer since joining the Company in June 1999. From March 1997 to May 1999, Mr. McGee was Senior Vice President, General Manager of HK Systems, a supplier of material handling systems (which was purchased from Western Atlas in 1996). From September 1996 to March 1997, Mr. McGee was Vice President, CFO/Treasurer of Mosler, Inc., a supplier of currency handling systems and security products (to the gaming, financial, commercial and government communities). From May 1995 to September 1996, Mr. McGee was Vice President of Sales for the Material Handling Systems Division (MHSD) of Western Atlas. He was Vice President of Operations and CFO for the MHSD of Western

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)
         ---------------------------------------------------------------

         Atlas and President and Chief Operating Officer of its Installation Division, from January 1991 to May 1995.

         David H. Biggs, age 54, has been Vice President and Chief Technology Officer since joining the Company in June 1999. From June 1997 to June 1999, Mr. Biggs was Vice President of RD Garwood, Inc., a consulting and educational firm specializing in business process improvements. From December 1996 to May 1997, Mr. Biggs was a Senior Vice President of Bently Nevada Corporation (machinery vibration instrumentation). From March 1988 to December 1996, Mr. Biggs was Senior Vice President of Operations and Product Development for Bently. He was Vice President of Product Development for Bently from June 1985 to March 1988, and its Vice President of Manufacturing from January 1981 to June 1985.

         William J. Murphy, age 66, has been Executive Vice President, Americas of the Company since January 2000. He has served the Company in various executive sales capacities since his tenure as the Company's President and Chief Operating Officer from January 1995 to June 1996, including as Senior Executive Vice President, Global Sales from June 1996 to February 1997, Senior Vice President, Divisional Sales from February 1997 to July 1998, and Regional Vice President from July 1998 to January 2000. Mr. Murphy had previously served the Company as Executive Vice President, North American Operations from January 1993 to January 1995; Area Vice President, East from November 1992 to January 1993; a District Manager from September 1989 to November 1992; and Area Vice President, North Eastern Region from May 1989 to August 1989. From January 1995 to June 1996, he was a member of the Company's Board of Directors.

         Peter A. Lomax, age 48, has been Executive Vice President, Europe/Middle East/Africa of the Company since June 1999. He has also served the Company as Executive Vice President, International Operations from June 1998 to June 1999; and was head of the Company's International Business Development Group from June 1997 to June 1998. Mr. Lomax joined the Company from Sunguard Business Systems, where he had served as European Sales Director from January 1993 to April 1997.

         Gene S. Harmegnies, age 48, joined the Company as Vice President, Consulting and Systems Integration in January 2000. He had previously been with Intermec Technologies Corporation, where he was Director, Worldwide Support Services from January 1997 to May 1999; Director, North American Service Operations from March 1992 to January 1997; and National Service Manager from June 1985 to March 1992.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         ----------------------------------------------------------------
         MATTERS
         -------

The Company's common stock has been publicly traded since July 21, 1983, in the over-the-counter market under the symbol TLXN. The principal trading market for the Company's Common Stock is The NASDAQ stock market National Market ("NNM"). The following table sets forth, with respect to the past two fiscal years of the Company, the range of high and low closing prices as reported in the NNM and cash dividends paid. During fiscal 2000, the Company's Board of Directors elected to discontinue the payment of dividends to its shareholders. Prior to fiscal 2000, the Company had not paid other than nominal dividends. The Company intends to follow a policy of retaining earnings in order to finance the continued growth and development of its business. Payment of dividends has been within the discretion of the Company's Board of Directors. Prospective changes in the Company's dividend policy will depend on, among other factors, earnings, capital requirements and the operating and financial condition of the Company.

                                                                                Fiscal Quarter
                                                                                --------------
Year Ended March 31,                                  First          Second          Third        Fourth         Year
--------------------                                  -----          ------          -----        ------         ----

2000
  High                                                $12.25           $10.56        $20.50         $28.25        $28.25
  Low                                                   7.63             6.44          8.25          13.00          6.44
  Dividends paid                                          --               --            --             --            --

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         ----------------------------------------------------------------
         MATTERS (CONTINUED)
         ------------------



1999
  High                                                $35.94           $32.25        $30.13         $15.00        $35.94
  Low                                                  24.50            17.13         11.06           5.75          5.75
  Dividends paid                                          --               --            --            .01           .01

As of May 31, 2000, there were approximately 774 holders of record of the Company's Common Stock.

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

While the Company does, from time to time, communicate with securities analysts, any opinions, projections and forecasts contained in reports issued by securities analysts have been prepared by each analyst based on his or her own judgment and research and are not the responsibility of the Company. It should not be assumed that the Company agrees with any report issued by any analyst.

The Company effected the following issuances of unregistered shares of its common stock during fiscal 2000:

          Pursuant to an agreement made by the Company with R. Dave Garwood, prior to his election as one the Company's current Directors, for his rendering of employee training and consulting services relating to the Company's adoption and implementation of an MRP-II material resource planning process, the Company issued him an aggregate of 20,197 shares of common stock subject to vesting and forfeiture conditions based on his completion of the subject services. As of March 31, 2000, 10,098 of the subject shares had vested and were no longer subject to forfeiture, and all the remaining shares vested and were freed of the forfeiture condition upon the completion of the subject services in June 2000. The shares constitute Mr. Garwood's remuneration for the subject services, and the issuance thereof did not otherwise result in any proceeds to the Company.

          Pursuant to an agreement made by the Company with a consulting firm, not otherwise affiliated with the Company, for strategic product consulting services, the Company has issued the consultant an aggregate of 1,476 shares of common stock subject to vesting and forfeiture conditions based on his completion of the subject services. As of March 31, 2000, all of the subject shares had vested and were no longer subject to forfeiture. As part (in addition to cash fees) of the consultant's remuneration for the subject services, this issuance did not otherwise result in any proceeds to the Company.

          Pursuant to the Company's employment agreement with David H. Biggs, the Company's Vice President and Chief Technology Officer, the Company has issued him an aggregate of 35,000 shares of common stock (23,200 of which were issued under the Company's Restricted Stock Plan, the shares awarded under which are registered on Form S-8) subject to vesting and forfeiture conditions based on his completion of the subject services and to a deferred compensation election. As of March 31, 2000, 25,000 of the subject shares (including all 11,800 of the unregistered shares awarded him outside of the Restricted Stock Plan) had vested and were no longer subject to forfeiture. The shares constitute Mr. Biggs' remuneration for his services, and the issuance thereof did not otherwise result in any proceeds to the Company.

          During the fourth quarter of fiscal 2000, John W. Paxton, Sr., the Company's Chairman of the Board and Chief Executive Officer, completed his purchase of 300,000 shares of common stock provided for in his employment agreement with the Company. The purchase was made at the price established therefor in the employment agreement, and the proceeds were used by the Company for general working capital purposes. See Note 11 - Stock Options and Restricted Stock and Note 22 - Subsequent Event to the consolidated financial statements included in this Annual Report on Form 10-K for further information relating to Mr. Paxton's stock purchase.

          Also during the fourth quarter of fiscal 2000, the Company issued 477,790 shares of common stock in exchange for the approximately 29% common stock ownership interest of the last remaining minority stockholders in the Company's Metanetics Corporation subsidiary pursuant to the Plan and Agreement of Merger, dated as of February 22, 2000, among the Company, its wholly owned Meta Technologies Corporation subsidiary and Metanetics included as Exhibit 10.12 to this Annual Report on Form 10-K.

Each of the above sales of securities was pursuant to privately negotiated transactions between the Company and the recipient of the respective recipients of the subject shares deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of such Act, as constituting transactions by an issuer not involving a public offering. Each of the recipients of shares in these transactions made written representations to the Company in connection with such issuances confirming their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transactions. All of the recipients also confirmed that they had access to their satisfaction, through the Company's public securities filings and their respective relationships with the Company, to information concerning the Company and its financial and business affairs.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------


Set forth below are selected financial data for the five years ended March 31, 2000, which have been derived from the Company's audited consolidated financial statements for the periods indicated. The selected financial data should be read in conjunction with the consolidated financial statements, including the notes thereto, for the three years ended March 31, 2000, 1999 and 1998, as included in
Item 8 herein. The fiscal 1999 and 1998 accounts have been restated as described in Note 3 - Restatement to the consolidated financial statements.


(in thousands, except per share data)

                                                                              YEAR ENDED MARCH 31,

                                                           2000          1999         1998          1997         1996
                                                           ----          ----         ----          ----         ----
                                                                        (Restated)   (Restated)

Product revenues, net                                    $284,706     $ 313,480     $378,310      $386,791     $415,383
Customer service revenues, net                             81,045        82,914       76,746        74,606       68,744
                                                       --------------------------------------------------------------------
  Total net revenues                                      365,751       396,394      455,056       461,397      484,127

Cost of product revenues                                  234,616       246,125      222,990       262,862      249,610
Cost of customer service revenues                          50,266        55,078       48,836        47,248       39,016
Selling expenses                                           79,237        96,109       82,054        88,374       82,207
Product development and engineering exp.                   28,828        42,986       37,500        45,189       45,383
General and administrative expenses                        63,167        54,923       39,462        53,408       39,415
Asset impairment charge                                     --            --           6,069         --           --
Unconsummated business combination costs                    --            8,070        --            --           --
                                                       --------------------------------------------------------------------
  Total costs and expenses                                456,114       503,291      436,911       497,081      455,631

  (Loss) income from operations                           (90,363)     (106,897)      18,145       (35,684)      28,496

Interest income                                               652           801        1,573         1,489          760
Interest expense                                          (14,070)       (9,872)      (7,181)       (8,056)      (6,770)
Other non-operating income (expense)                      428,725          (414)         625        34,726        1,517
                                                       --------------------------------------------------------------------

  Income (loss) before income taxes,
    extraordinary item and cumulative
    effect of an accounting change                        324,944      (116,382)      13,162        (7,525)      24,003

Provision for income taxes                                 72,833        18,624        5,963           726        9,028
                                                       --------------------------------------------------------------------

  Income (loss) before extraordinary
   item and cumulative effect of an
   accounting change, net of tax                          252,111      (135,006)       7,199        (8,251)      14,975
                                                       --------------------------------------------------------------------

Extraordinary item, net of tax                              1,113         --           --            --           --

Income (loss) before cumulative effect
    of an accounting change                               250,998      (135,006)       7,199        (8,251)      14,975
                                                       --------------------------------------------------------------------

Cumulative effect of an accounting
    change, net of tax                                      --            --           1,016         --           --
                                                       --------------------------------------------------------------------

Net income (loss)                                        $250,998     $(135,006)    $  6,183      $ (8,251)    $ 14,975
                                                       ====================================================================

        -----------------------------------

Earnings per common and common
   equivalent share:                                                          YEAR ENDED MARCH 31,

                                                             2000          1999         1998          1997         1996
                                                             ----          ----         ----          ----         ----
                                                                        (Restated)   (Restated)
Income (loss) before extraordinary
   item and cumulative effect of an
   accounting change:
     Basic                                                   $15.41        $(8.38)      $ 0.45       $(0.51)        $0.94
     Diluted                                                 $15.16        $(8.38)      $ 0.44       $(0.51)        $0.91

Extraordinary item:
     Basic                                                   $(0.07)           --           --           --            --
     Diluted                                                 $(0.07)           --           --           --            --

Income (loss) before cumulative effect
   of an accounting change:
     Basic                                                   $15.34        $(8.38)      $ 0.45       $(0.51)        $0.94
     Diluted                                                 $15.09        $(8.38)      $ 0.44       $(0.51)        $0.91

Cumulative effect of an accounting
   change:
     Basic                                                       --            --       $(0.06)          --            --
     Diluted                                                     --            --       $(0.06)          --            --

Net income (loss) per share:
     Basic                                                   $15.34        $(8.38)      $ 0.39       $(0.51)        $0.94
     Diluted                                                 $15.09        $(8.38)      $ 0.38       $(0.51)        $0.91

Average number of common shares outstanding:
     Basic                                                   16,362        16,108       15,809       16,062        15,910
     Diluted                                                 16,628        16,108       16,317       16,062        16,472

Cash dividends per common share                                  --        $ 0.01       $ 0.01       $ 0.01         $0.01

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         FINANCIAL CONDITION
         -------------------

Summary

The following table sets forth for the periods indicated (1) certain expense and income items expressed as a percentage of total revenues, and (2) the percentage increase or decrease of such items as compared to the corresponding prior period. This table and the textual discussion and analysis which follows should be read in conjunction with the accompanying consolidated financial statements, including the notes thereto, for each of the three years in the period ended March 31, 2000, as included in Item 8 herein.


                                                                                                        Period to Period
                                                                                                        ----------------
                                                        Percentage of Total Revenues                    (Decrease)/Increase
                                                        ----------------------------           ------------------------------------
                                                                                                     2000              1999
                                                             Year Ended March 31,                 Compared to       Compared to
                                                       2000          1999           1998              1999              1998
                                                 --------------------------------------------- ------------------------------------
                                                                  (Restated)       (Restated)                        (Restated)

Product revenues, net                                   77.8%        79.1%            83.1%           (9.2)%           (17.1)%
Customer service revenues, net                          22.2         20.9             16.9            (2.3)              8.0
                                                 ---------------------------------------------
  Total net revenues                                   100.0        100.0            100.0            (7.7)            (12.9)

Cost of product revenues                                64.1         62.1             49.0            (4.7)             10.4
Cost of customer service revenues                       13.7         13.9             10.7            (8.7)             12.8
Selling expenses                                        21.7         24.3             18.0           (17.6)             17.1
Product development and engineering exp.                 7.9         10.8              8.3           (32.9)             14.6
General and administrative expenses                     17.3         13.9              8.7            15.0              39.2
Other operating items                                    0.0          2.0              1.3             N.M.             33.0
                                                 ---------------------------------------------
  Total costs and expenses                             124.7        127.0             96.0            (9.4)             15.2

  (Loss) income from operations                        (24.7)       (27.0)             4.0           (15.5)           (689.1)

Interest income                                          0.1          0.2              0.4           (18.6)            (49.1)
Interest expense                                        (3.8)        (2.5)            (1.6)           42.5              37.5
Other non-operating income (expense)                   117.2         (0.1)             0.1           230.2            (166.2)
                                                 ---------------------------------------------

  Income (loss) before income taxes,
    extraordinary item and cumulative
    effect of an accounting change                      88.8        (29.4)             2.9           379.2            (984.2)

Provision for income taxes                              19.9          4.7              1.3           291.1             212.3
                                                 ---------------------------------------------

  Income (loss) before extraordinary
   item and cumulative effect of an
   accounting change                                    68.9        (34.1)             1.6           286.7          (1,975.3)
                                                 ---------------------------------------------

Extraordinary item, net of tax                           0.3           --               --            N.M.                --

Income (loss) before cumulative effect
    of an accounting change                             68.6        (34.1)             1.6           285.9          (1,975.3)
                                                 ---------------------------------------------

Cumulative effect of an accounting
    change, net of tax                                    --           --              0.2              --               N.M.
                                                 ---------------------------------------------

Net income (loss)                                       68.6%       (34.1)%            1.4%          285.9%              N.M.
                                                 =============================================

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         FINANCIAL CONDITION (CONTINUED)
         -------------------------------


IN ADDITION TO DISCUSSING AND ANALYZING THE COMPANY'S RECENT HISTORICAL FINANCIAL RESULTS AND CONDITION, THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES STATEMENTS REGARDING CERTAIN TRENDS OR OTHER FORWARD-LOOKING INFORMATION CONCERNING THE COMPANY'S ANTICIPATED REVENUES, COSTS, FINANCIAL RESOURCES AFFECTING OR RELATING TO THE COMPANY WHICH ARE INTENDED TO QUALIFY FOR THE PROTECTIONS AFFORDED "FORWARD-LOOKING STATEMENTS" UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, PUBLIC LAW 104-67. THE FORWARD-LOOKING STATEMENTS MADE HEREIN AND ELSEWHERE IN THIS FORM 10-K ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. SEE "FACTORS THAT MAY AFFECT FUTURE RESULTS" BELOW AND OTHER CAUTIONARY STATEMENTS APPEARING UNDER "ITEM 1. BUSINESS" AND ELSEWHERE, IN THIS FORM 10-K FOR A DISCUSSION OF THE IMPORTANT FACTORS AFFECTING THE REALIZATION OF THOSE RESULTS.

Overview

In fiscal 2000, the Company recorded net income of $251.0 million or $15.09 per common share (diluted) as compared to net loss of $135.0 million or $8.38 per common share (diluted) recorded in fiscal 1999. Consolidated revenues decreased $30.6 million or 8% from fiscal 1999 levels to $365.8 million. The Company recorded a loss from operations of $90.4 million for fiscal 2000 compared to $106.9 million incurred in fiscal 1999. The fiscal 2000 operating results included significant inventory and bad debt charges aggregating $30.7 million and $5.1 million, respectively. Furthermore, the Company's results included significant charges related to the transition of its headquarters from Akron to Cincinnati, to the repurchase of the minority interests of Metanetics Corporation ("Metanetics"), a subsidiary and a licensor and developer of image processing technology, and to a loss on a sales contract with a major domestic retailer of $4.0 million, $3.1 million and $2.0 million, respectively. The fiscal 1999 operating results included $8.1 million of costs incurred in response to takeover and proxy contest proposals as well as terminated discussions of proposed business combination transactions.

During fiscal 2000, the Company recorded two significant transactions related to its former Aironet subsidiary. During July 1999, Aironet became publicly traded through a public offering producing proceeds, net of cash given of $6.1 million, to the Company of $17.2 million and a non-operating gain on sale of subsidiary stock of $32.0 million. As a result of this transaction, the Company ceased consolidation of Aironet effective April 1, 1999. During March 2000, the merger of Aironet with Cicso Systems, Inc. ("Cisco") was consummated. The Company recorded the increase in the carrying value of Aironet common stock held to the fair value of the Cisco stock held upon consummation, which resulted in a net pre-tax gain of $396.2 million. Shortly after the consummation of the merger noted above, the Company sold $150.0 million of its Cisco holdings, extinguished its existing bank debt of $76.6 million and paid off a significant portion of its current obligations. At March 31, 2000, the Company held $321.9 million of Cisco shares which it held at fair value. As a result of the events described above, the Company's liquidity has improved markedly between fiscal 2000 and fiscal 1999. The Company's working capital has increased to $126.0 million at March 31, 2000 as compared to $34.3 million at March 31, 1999. Additionally, the Company's investments in accounts receivable and inventories decreased $60.8 million between fiscal 2000 and fiscal 1999. The Company's stockholders' equity increased to $321.8 million for fiscal 2000 as compared to $17.0 million for fiscal 1999. Refer to Note 17 - Divestitures and Subsidiary Stock Transactions for a discussion of these transactions.

Additionally, the Company's results include a tax provision of $72.8 million, excluding extraordinary items, on pre-tax income of $324.9 million. The Company reestablished net deferred tax assets based on the Company's current assessment

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         FINANCIAL CONDITION (CONTINUED)
         -------------------------------

regarding the utilization of such assets which took into account the gains noted above and related tax planning strategies. At March 31, 2000 the Company had net deferred tax assets of $25.6 million and net deferred tax liabilities of $109.5 million.

The Company anticipates that it will incur an operating loss in the first three quarters subsequent to March 31, 2000 as the Company's management continues to review all aspects of operations in order to improve profitability. Management actions taken to increase the efficiency of the Company's operations may result in one-time charges during the upcoming fiscal year.

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

Certain of the Company's products, sub-assemblies and components are procured from single source suppliers, and others are procured from only a limited number of suppliers. The Company has in the past encountered, and may in the future encounter, shortages of supplies and delays in deliveries of product, sub-assemblies and components from its third party suppliers; shortages in supplies may also be accompanied by increased prices for the limited quantities that are available. Such shortages and delays, or should any third party supplier become unable or unwilling to supply such items to the Company consistent with the Company's volume and quality requirements, could have a material adverse effect on the Company's ability to ship products, and in turn, its business and results of operations could be materially adversely affected.

As a substantial portion of the Company's total revenues, ranging from approximately 25%-30% in recent years, is from customers located outside of the United States, the Company's results could be negatively affected by global and regional economic conditions, changes in foreign currency exchange rates, trade protection measures, regulatory acceptance of the Company's products in foreign countries, longer accounts receivable collection patterns and other considerations peculiar to the conduct of international business. Additionally, the Company is subject to similar risks in its procurement of certain of its products, components and sub-assemblies outside the United States. Economic difficulties experienced in one or more foreign countries can have an adverse impact on business activities elsewhere in the world, which could materially adversely affect the Company's results of operations.

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

The Company's management team continues to work on the implementation of the "design-to-cost" program, MRP-II material resource planning process and other business process improvement initiatives begun during fiscal 2000 to foster future, profitable growth. Though management believes that those initiatives are the best means for improving the Company's business operations, financial results and future prospects, there can be no assurance that management will be able to obtain and successfully deploy the necessary technical, production, financial, human and other resources and otherwise implement the initiatives or that their business improvement strategy will achieve the desired results. If management is unable to successfully achieve and manage the desired growth, its business and results of operations could be adversely affected

Among other things, the Company's future success depends in large part on the continued service of its key technical, marketing and management personnel and on its ability to continue to attract and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of products and processes. The competition for such personnel is intense, and the loss of key employees could have a materially adverse effect on the Company's business, financial condition and results of operations.

In addition to the factors discussed above and elsewhere in this Annual Report on Form 10-K which may adversely affect the Company's conduct of its business and the results thereof, the Company's financial condition is also subject to the possible adverse effects of certain pending litigation and other contingencies discussed above under "Item 3. LEGAL PROCEEDINGS" and in Note 19 - Commitments and Contingencies to the consolidated financial statements included below in Item 8.

Readiness for the Year 2000

As the end of the twentieth century neared, there was worldwide concern regarding the use by many computer programs of only the last two digits rather than four to identify the year in a date field and the potential that that programming convention could cause system failures and miscalculations disruptive of business operations when processing dates in the twenty-first century. The Company, like many others, took precautionary measures to protect against such difficulties as previously reported in the Company's filings. As there discussed, the Company's new corporate-wide information systems installation, substantially completed during the Company's second quarter of fiscal 2000, was undertaken as a strategic business initiative independent of Year 2000 considerations, that project was also designed to make the Company's information systems Year 2000 ready; for cost and other additional information regarding the information systems installation project, see "Operating Expenses" and "Cash Flows from Investing Activities" below. Since the turn of the millennium, the Company has not encountered any material Year 2000 readiness issues that have had or may have a material effect on the Company's business, financial condition or results of operations.


Revenues
(In thousands)
2000 vs. 1999
                                                 Year ended March 31,                        (Decrease) Increase
                                         --------------------------------------     --------------------------------------
                                             2000                  1999                 Dollar              Percentage
                                         --------------      ------------------     ----------------      ----------------
                                                                (Restated)
Product, net                               $284,706              $313,480               $(28,774)               (9.2)%
Customer service, net                        81,045                82,914                 (1,869)               (2.3)%
                                         --------------      ------------------     ----------------
     Total net revenues                    $365,751              $396,394               $(30,643)               (7.7)%
                                         ==============      ==================     ================

The Company's consolidated revenues for fiscal 1999 included revenues from Aironet related to outside customers of $28.4 million. Due to the deconsolidation of Aironet as noted above, the Company experienced a decrease in revenues since it did not include these Aironet revenues in its fiscal 2000 results.

During the fiscal years presented, product revenues include the sale of portable tele-transaction computers ("PTCs") including rugged, wireless, mobile computers and pen-based, touch-screen workslates; telephony products; hardware accessories; wireless data communication products; custom application software and software licenses; and a variety of professional services, including system integration and project management.

Consolidated product revenues decreased during fiscal 2000 as compared to fiscal 1999 levels after removing the impact of deferred revenue at March 31, 1999. The changes to consolidated product revenue as described herein include the effect of the restatement of $8.1 million of revenue from fiscal 1998 to fiscal 1999 (refer to Note 3 - Restatement for further detail regarding the restatement). Demand for the Company's products was lower as compared with fiscal 1999, particularly in the Company's North American operations where the Company's legacy products continue to experience competitive pressures. Overall, both quantities shipped and average selling prices per unit decreased. The Company's revenues during fiscal 2000 also contained a relatively high proportion of batch products. This product mixture, as well as a general decrease in selling prices per PTC unit, served to reduce the average selling price of the Company's products.

Product revenues for fiscal 2000 included revenues of $44.7 million related to the rollout of Company products to a large domestic retailer. Revenues related to this one customer accounted for 16% of the Company's consolidated product revenues for fiscal 2000. Product revenues related to this customer were $21.7 million in fiscal 1999. Revenues related to this customer are earned primarily from high volume-low margin business of the Company's PTC 960 product. Therefore, the relatively high volume of business with this customer contributed to the lowered average selling price of the Company's products as described above.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         FINANCIAL CONDITION (CONTINUED)
         -------------------------------

Deferred revenues at March 31, 2000, including reductions to accounts receivable and deferred hardware revenue liabilities, decreased significantly to $3.5 million from $27.7 million at March 31, 1999. Of this decrease, $21.8 million represents revenue recognized in fiscal 2000 related to products that were shipped but deferred in fiscal 1999, pending the satisfaction of the Company's revenue recognition criteria. The primary reasons for the deferral of these revenues, during fiscal 1999, included the shipment of products prior to installation by the Company, the products not conforming to customer specifications or the treatment of transactions as operating leases due to the Company's guarantee of customers' lease payments. During fiscal 2000, revenues previously deferred under operating lease accounting of $6.9 million were re-characterized as a liability due to a financial institution under the related guarantee of the Customer's lease payments. The primary cause of deferrals of revenues at March 31, 2000 related to the shipment of the Company's products to customers that did not meet the Company's revenue recognition criteria regarding customer acceptance.

The volume of net revenues from the Company's Value-Added Distributor ("VAD") channel, excluding the impact of changes to the reserve for sales returns and allowances, decreased approximately $59.2 million for fiscal 2000 as compared to fiscal 1999. This decrease was caused by new management's emphasis on the Company's direct sales channel. Revenues related to Value-Added Distributors now represent less than 10% of product revenues. This decrease is included in the discussion of revenue increases and decreases above.

The Company anticipates that product revenues will increase during the next twelve months to over $300.0 million. The Company also anticipates that product revenues from a single domestic retail customer will remain a significant portion of the Company's product revenues, but will diminish as a percentage of product revenues due to growth in other areas. Should these revenues not materialize as anticipated, or should unforeseen circumstances prevent the introduction or market acceptance of these products, product revenues could be negatively affected.

Consolidated customer service revenues decreased $1.9 million or 2% for fiscal 2000 as compared to fiscal 1999. The majority of the decrease in customer service revenues was caused by a decrease in spare parts, time and material repairs and upgrade revenues. These decreases were offset by increases in contract revenues during fiscal 2000 of approximately 6% as compared to fiscal 1999. The decrease in customer service revenue also reflects the impact of decreased product revenues over the past four quarters. Additionally, a portion of the decrease was caused by the absence of Aironet's customer service revenues of $.8 million.

The Company anticipates an increase of approximately 5% in customer service revenues for fiscal 2001 as compared to fiscal 2000.

Revenues from the Company's international operations including distributors and Canada, aggregated $127.6 million for fiscal 2000 and decreased $3.1 million or 2% during fiscal 2000 as compared to fiscal 1999. The results of the Company's international operations were negatively impacted by approximately $4.6 million due to changes in foreign currency exchange rates during fiscal 2000. The decrease in the Company's international revenues for the year was the result of decreased revenues from shipments to the Company's international distributors, particularly in Latin America, of $4.4 million, as well as, decreased revenues in the Company's Canadian subsidiary of $3.5 million. These decreases were partially offset by increased revenues from the Company's European subsidiaries of $3.1 million and revenues from the Pacific Rim region of $1.7 million.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         FINANCIAL CONDITION (CONTINUED)
         -------------------------------

The Company's reserve for sales returns and allowances decreased from a balance at March 31, 1999 of $15.0 million to $5.3 million at March 31, 2000. During fiscal 2000, the Company issued credits for sales returns and allowances of $20.9 million as compared to $42.2 million issued during fiscal 1999. The total impact of credits issued, and changes to the reserve for sales returns and allowances on product revenues, for fiscal 2000 was $11.1 million compared to $54.0 million for fiscal 1999. The overall decrease in the reserve for sales returns and allowances was caused by fewer sales and corresponding outstanding accounts receivable from the Company's Value Added Distributors ("VADs") and by reduced rates of return and cash collections in the Company's direct sales channel. At March 31, 2000 the Company had $4.2 million outstanding accounts receivable from VADs and a reserve of $2.4 million against those accounts. This compares to outstanding accounts receivable of $21.4 million and a reserve of $9.0 million at March 31, 1999. Sales credit, returns and allowance rates for the VAD channel for fiscal 2000 increased to 36% from a rate of 20% experienced in fiscal 1999. The sales credit, returns and allowance rates for the Company's other sales channels, predominantly direct sales to customers, decreased to 5% in fiscal 2000 as compared to 8% experienced in fiscal 1999. This decrease was the primary cause for the decrease in the reserve for sales returns and allowance for customers other than VADs to $2.9 million at March 31, 2000, down from $6.0 million at March 31, 1999. The secondary cause of this decrease was the decrease in the outstanding accounts receivable base for customers other than VADs.

Revenues
(In thousands)
1999 vs. 1998
                                                   Year Ended March 31,                           (Decrease) Increase
                                         ------------------------------------------      --------------------------------------
                                                1999                   1998                   Dollar              Percentage
                                         --------------------    ------------------      ----------------     -----------------
                                              (Restated)              (Restated)

Product, net                                   $313,480               $378,310               $(64,830)               (17.1)%
Customer service, net                            82,914                 76,746                  6,168                  8.0 %
                                                                 ------------------      ----------------
                                         --------------------
     Total net revenues                        $396,394               $455,056               $(58,662)               (12.9)%
                                         ====================    ==================      ================


Consolidated product revenues decreased $64.8 million or 17% during fiscal 1999 as compared to fiscal 1998. These changes include the restatement of $8.1 million of revenues from fiscal 1998 to 1999 (Refer to Note 3 - Restatement for further detail regarding the restatement). Product revenues were negatively impacted by the absence, during fiscal 1999, of a sale of approximately $30.0 million to a major domestic retail customer recorded in the third quarter of fiscal 1998. Additionally, fiscal 1999 revenues were negatively impacted by the cancellation, during the third quarter of fiscal 1999, of a $13.0 million order to a large domestic logistics company. Fiscal 1999 product revenues were further negatively impacted by a delay in the recognition of revenue from extended rollouts of Company products to customer sites of $12.5 million. An additional $10.4 million in revenue related to goods shipped to customers was delayed due to customer acceptance and product non-conformance issues. The Company's product nonconformance issues and the timing of revenue transactions where the Company provides professional services on extended product rollouts were the primary causes of the increase in the amount of revenues deferred between fiscal years 1999 and 1998. There were a few transactions of relatively large size that gave rise to these deferrals. The extended product rollouts involved new customers where the Company's products would be installed at all of the customers store sites over periods ranging from one month to almost one year. The product nonconformance issues experienced by the Company occurred with a large domestic retailer and

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         FINANCIAL CONDITION (CONTINUED)
         -------------------------------

involved one of the Company's new wireless product configurations. This one transaction accounted for $8.5 million of the deferred product revenue. Revenue for goods shipped of $8.0 million was deferred due to the Company's guarantee of lease payments to third-party lessors of Company products. The increase in the Company's reserve for sales returns and allowances of $11.8 million contributed to the decrease in consolidated revenue. The increase in sales returns and allowances was due to several factors. The average sales returns were higher during fiscal 1999 as compared to fiscal 1998. The amount of sales returns which reduced consolidated product revenues recorded during fiscal 1999 were $54.0 million as compared to $13.3 million during fiscal 1998, an increase of $40.7 million. The amount of credits issued also increased to $42.2 million, up from $14.8 million issued in fiscal 1998. The significant increase in the domestic sales returns was partially caused by increased returns of direct product revenues whose average credits as a percentage of gross revenues increased from 4% during fiscal 1998 to 8% during fiscal 1999. The increase in revenue credits granted was primarily the result of product quality issues with the Company's pen-based product offerings, as well as, weakening demand for those products during the later half of the fiscal year. The Company's newer more sophisticated pen-based products and the multiple configurations of those products, along with newer more complex installations, caused product quality issues while attempting to meet customer performance demands and specifications. The Company also experienced significant sales returns within the Company's Value-Added Distributor ("VAD") sales channel. Product quality issues, price protection adjustments and distributor stock balancing returns increased the return rate for the VAD sales channel as the Company tried to better manage this relatively new sales channel. Additionally, lower revenue levels due to decreased management emphasis on the indirect sales channel during the year further increased the average credits as a percentage of gross revenues.

The $6.2 million or 8% increase in consolidated customer service revenue during fiscal 1999 as compared to fiscal 1998 was primarily due to the continued increase in the installed base of the Company's products, which in turn generated increased maintenance and "time and material" billings. Consolidated customer service revenues, as a percentage of total revenues, increased to 21% in fiscal 1999 from 17% in fiscal 1998. This increase was primarily due to a decrease in product revenues for the reasons described above. The product revenue issues described above did not have an immediate impact on the levels of customer service revenues recorded in fiscal 1999, but may limit service revenue growth in future years.

The Company's international operations (including Canada and international distributors) provided revenues of $130.7 million and $133.7 million in fiscal 1999 and 1998, respectively. This decrease was primarily due to the relocation of the Company's Aironet Wireless Communication, Inc. ("Aironet") subsidiary, a developer, manufacturer, and marketer of wireless LAN systems, Canadian operations to Akron, Ohio during the second and third quarters of fiscal 1998. This decrease of $6.5 million was offset by a $2.4 million increase in revenue reported by other foreign Company subsidiaries as well as increased sales to foreign distributors. The strength of the United States dollar against the local, functional currencies of certain of the Company's foreign subsidiaries negatively impacted international revenues by $1.5 million or 1.5% during fiscal 1999 as compared to the $6.2 million or 6.3% foreign currency impact in fiscal 1998.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         FINANCIAL CONDITION (CONTINUED)
         -------------------------------


Cost of Revenues
(In thousands)
2000 vs. 1999
                                                      Year ended March 31,                          (Decrease)
                                              -------------------------------------    --------------------------------------
                                                   2000                1999                 Dollar             Percentage
                                              ---------------    ------------------    -----------------     ----------------
                                                                    (Restated)
Product                                             $234,616           $246,125            $(11,509)               (4.7)%
Customer service                                      50,266             55,078              (4,812)               (8.7)%
                                              ---------------    ------------------    -----------------
     Total cost of revenues                         $284,882           $301,203            $(16,321)               (5.4)%
                                              ===============    ==================    =================

Cost of product revenues as
  percentage of product
  revenues, net                                   82.4%                78.5%

Cost of customer service
  revenues as a percentage
  of customer service                             62.0%                66.4%
  revenues, net

The Company's consolidated cost of revenues for fiscal 1999 included costs of revenues related to Aironet's outside customers of $18.7 million. Due to the deconsolidation of Aironet as noted above, the Company experienced a decrease in cost of revenues since it did not include Aironet's costs of revenues in its fiscal 2000 results.

The increase of 4% in the consolidated cost of product revenues as a percentage of consolidated product revenues during fiscal 2000 as compared to fiscal 1999 was primarily the result of several offsetting factors as follows. As mentioned above, the cost percentage increased due to the deconsolidation of the results of Aironet for fiscal 2000. The intercompany profit benefit related to Aironet products used as components of the Company's product was reduced for fiscal 2000 by $9.2 million as compared to fiscal 1999. The Company recorded a loss on a large retail contract and a loss of normal gross margin for products shipped under this contract in fiscal 2000 of $3.5 million. Additionally, the Company experienced greater purchase price variances of $3.3 million compared to the prior year. For fiscal 2000, increased fixed royalty costs related to a supply agreement with Aironet were $3.0 million. Additionally, the Company recorded a charge of $2.6 million related to losses on inventory purchase commitments. Finally, during fiscal 2000, warranty accruals were increased $.6 million due to specific warranty concessions granted to selected customers, and additional provisions of $.7 million were recorded for increased taxes, other than income taxes, related to manufacturing operations.

These increases to the cost percentage were partially offset by the following decreases to the cost percentage. The provisions for inventory obsolescence decreased $6.8 million in fiscal 2000 as compared to fiscal 1999. The cost percentage was also favorably impacted by lower provisions for fulfillment fees payable to the Company's VADs of $2.4 million, due to the lower volume of goods sold through that distribution channel. Lower amounts of amortization of capitalized software costs of $1.5 million and decreased provisions for losses and obsolescence related to test equipment held by customers of $1.3 million also caused a decrease in the cost percentage. The decrease in amortization of capitalized software was due to lower amounts capitalized in prior years. The decrease in the provisions related to test equipment was a result of improved procedures at customer sites. Increased gross margins from the Company's international and North American operations also contributed to the favorable decrease in the cost percentage of approximately .5%.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         FINANCIAL CONDITION (CONTINUED)
         -------------------------------

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

Management disposes of excess and obsolete inventory as necessary and as manpower permits although there are no formal plans in place to do so. During fiscal 2000, the Company disposed of $24.6 million of excess and obsolete material. Of this amount $16.3 million related to manufacturing purchased components, $1.8 million related to the Company's customer service inventories and $1.0 million related to the Company's international operations. There were no material recoveries related to the disposal of this material. Based upon facts and circumstances that occurred in the fourth quarter of fiscal 2000 there was an $.8 million recovery of the $37.4 million provision made in fiscal 1999 for excess and obsolete inventory. This recovery related to $10.2 million of inventory purchased by an outsourced manufacturer to build products for the Company that were identified as obsolete in fiscal 1999. The outsourced manufacturer utilized $.8 million of this obsolete inventory for certain of their other customers. The Company previously agreed to reimburse the outsourced manufacturer for this $10.2 million of inventory that they purchased based on projected orders from the Company that did not materialize. The $.8 million recovery reduced the outstanding obligation due to this outsourced manufacturer.

Inventory allowance provisions for fiscal 2000 were composed of manufacturing purchased components of $14.6 million, customer service spare parts and used equipment of $.4 million, trade-in and remanufacturing inventory of $14.5 million and international finished goods inventories of $1.2 million. The $14.6 million provision for manufacturing purchased components was due to a reduction in shipments and expected demand for certain of the Company's older product lines and the Company's refinement of the product life cycle which takes into account technological and market conditions including the impact of the introduction of new products. The $14.5 million provision for trade-in and remanufacturing inventory was primarily due to a net realizable value charge on existing inventory which came about due to the impact of the acceptance of large quantities of trade-ins of the Company's older products to satisfy a major customer's requirements. The $1.2 million provision for international finished goods was due to a write-down of the carrying value on older products.

At March 31, 2000, inventory allowance accounts aggregated $40.5 million and were composed of manufacturing purchased components of $30.5 million, customer service spare parts and used equipment of $8.1 million and international finished goods inventories of $1.9 million. In addition to the inventory allowance accounts, the Company has recorded accrued liabilities totaling $.2 million for purchase commitments to outside contract manufacturers for discontinued products and $2.6 million for a loss on an inventory purchase commitment to a vendor.

At March 31, 2000, the Company had approximately $6.2 million of finished goods inventory held at distributors and customers, and approximately $10.1 million of manufacturing purchased components at contract manufacturers. At March 31, 1999, the Company had approximately $25.7 million of finished goods inventory held at distributors and customers, and approximately $5.7 million of manufacturing purchased components at contract manufacturers. The decrease in the amount of finished goods held at distributors and customers was the result of revenue recognized, for previously deferred transactions, upon installation and customer

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         FINANCIAL CONDITION (CONTINUED)
         -------------------------------

acceptance of the Company's products. Additionally, the inventory value of finished goods due back from customers for product returns decreased in proportion to the decrease in the reserve for sales returns and allowances.

The Company accrues fees due its VADs for the distribution services and technical support provided to end users, as well as, cooperative advertising costs. The Company accrues for these distributor fees as goods are shipped to VADs and the related revenues are recognized, in order to match revenues and related costs. Cooperative advertising costs and technical support are accrued throughout the fiscal year based upon the prior year's experience levels and current agreements with VADs. During fiscal 2000, the Company incurred $1.4 million of these fees.

The decrease in the customer service cost of revenues as a percentage of customer service revenues during fiscal 2000 resulted primarily from cost containment efforts and lower cost benefits derived from the Company's service repair operations in Ciudad Juarez, Mexico.

The Company believes it will realize improvements in the consolidated gross margin percentage during the next fiscal year as compared to fiscal 2000. These improvements are anticipated primarily due to the expected absence of unusual charges that were experienced in fiscal 2000.

Cost of Revenues
(In thousands)
1999 vs. 1998
                                                       Year Ended March 31,                            Increase
                                              ---------------------------------------    --------------------------------------
                                                    1999                 1998                 Dollar             Percentage
                                              -----------------    ------------------    -----------------    -----------------
                                                 (Restated)           (Restated)

Product                                            $246,125              $222,990              $23,135                10.4%
Customer service                                     55,078                48,836                6,242                12.8%
                                              -----------------    ------------------    -----------------
     Total cost of revenues                        $301,203              $271,826              $29,377                10.8%
                                              =================    ==================    =================

Cost of product revenues as
  percentage of product
  revenues, net                                    78.5%                 58.9%

Cost of customer service
  revenues as a percentage
  of customer service
  revenues, net                                    66.4%                 63.6%

The consolidated cost of product revenues increased $23.1 million or 10% during fiscal 1999 as compared to fiscal 1998. Cost of product revenues increased despite the overall decrease in product revenues in fiscal 1999 of $64.8 million as compared to fiscal 1998. In addition to the total excess and obsolete inventory provisions of $37.4 million as discussed below, the Company incurred increased costs related to underabsorbed manufacturing overhead costs due to decreased volumes and manufacturing inefficiencies of $9.8 million and material rework and repair costs of $3.0 million. The underabsorbed manufacturing overhead costs were primarily caused by decreased and below normal production volumes during the third and fourth quarters of fiscal 1999. The unfavorable volume variances within the underabsorbed manufacturing overhead rates were not capitalized within ending inventory. The manufacturing inefficiencies incurred at the manufacturing plant were due to small sales order quantities, unplanned sales order changes and sales order cancellations. These actions caused excess and lost labor costs, overhead costs, purchase order changes, purchase order cancellations, cancellation fees and restocking charges. The Company also incurred severance charges related to

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         FINANCIAL CONDITION (CONTINUED)
         -------------------------------

terminated manufacturing personnel of $.7 million, increased provisions for warranties related to the Company's international operations of $.3 million, and provisions for disputed royalties and vendor charges of $.7 million.

Consolidated inventory allowance accounts increased to $28.8 million at March 31, 1999, from $11.7 million at March 31, 1998. In addition to the inventory allowance accounts, accrued liabilities totaling $12.4 million were provided for purchase commitments to outside contract manufacturers for discontinued products.

At March 31, 1999, the inventory allowance accounts were primarily composed of manufactured purchased components of $22.9 million, customer service spare parts and used equipment of $4.0 million and international finished goods inventories of $1.9 million. The overall increase in the allowance accounts was due to provisions related to the discontinuance of several of the Company's products, including the PTC 1194, PTC 1124, PTC 1134 and PTC 1184 as well as other products. The total charges that were related to the discontinuance of these products were $23.6 million. These charges included costs for the net realizable value of related tooling of $.8 million, reserves for related test and demonstration equipment of $1.1 million and vendor contract cancellation costs of $.8 million. A number of factors arose during the later part of the fiscal year that contributed to management's decision to discontinue these products. These factors included the extended length of time the development cycle experienced with these products, customer acceptance issues related to products shipped and more advanced features contained in competing products. These factors led to a reduction in customer demand and a related backlog for these products. Additionally, the effort required to modify the existing products to meet increased customer demands for performance features was determined to be cost prohibitive.

Provisions were made for manufactured components of $35.1 million customer service spare parts and used equipment of $1.1 million and international finished goods of $1.2 million. The provisions for remanufacturing obsolescence were made as revenues related to the Company's remanufacturing operations did not materialize as anticipated. During the fourth quarter of the fiscal year ended March 31, 1999, the Company significantly reduced its management emphasis on remanufacturing operations. Provisions for test equipment held by customers were made as such inventory aged and was determined either not to be salable to such customers or able to be returned and utilized by the Company. During the year ended March 31, 1999, the Company reduced its shipments of test equipment to customers as a sales tool.

During fiscal 1999, the following amounts were scrapped: manufactured purchased components $3.7 million international inventories of finished goods $.5 million and test equipment held at customers $3.7 million. Recoveries that were related to the disposition of such inventory were immaterial.

At March 31, 1999, the Company had approximately $25.7 million of finished goods inventory held at customers and distributors and approximately $5.7 million of manufacturing components at contract manufacturers. At March 31, 1998, the Company had approximately $12.5 million of finished goods inventory held at distributors and customers and approximately $2.0 million of manufacturing components at contract manufacturers. The increase in the inventories held by distributors and customers directly corresponds to the deferral of revenue on transactions that occurred late in fiscal 1999. Revenues related to these transactions were deferred due to product quality and related customer acceptance issues and future performance obligations of the Company such as professional services on extended product rollouts. The Company did not have these issues due to timing considerations at March 31, 1998; therefore, no corresponding balance existed in

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         FINANCIAL CONDITION (CONTINUED)
         -------------------------------

fiscal 1998. The increase in the reserve for sales returns and allowances was also a factor in the increase in inventory held by distributors and customers since the salvage value of product returns was included in this inventory. The salvage value of inventory related to returned goods increased $4.7 million between years. This increase was partially offset by a decrease in the amount of test equipment held by customers.

The Company accrues fees due its VADs for distribution services and technical support provided to end users, as well as, cooperative advertising costs. The Company accrues for these distributor fees as goods are shipped to VADs and the related revenues are recognized, in order to match revenues and related costs. Cooperative advertising costs and technical support are accrued throughout the fiscal year based upon the prior year's experience levels and current agreements with VADs. During fiscal 1999, the Company incurred $2.4 million of these fees.

The increase in the fiscal 1999 consolidated customer service cost percentage was primarily due to increased internal and contract labor and parts costs associated with repair work performed on the Company's more sophisticated products. It is estimated that these greater direct costs and excess repair costs for warranty repairs was approximately $2.0 million. In addition to these costs the Company also incurred severance charges related to terminated domestic customer service personnel of $.3 million.

Operating Expenses
(In thousands)
2000 vs. 1999
                                                          Year ended March 31,                  (Decrease) Increase
                                              -------------------------------------    --------------------------------------
                                                   2000                 1999                 Dollar             Percentage
                                              ---------------    ------------------    -----------------     ----------------

Selling expenses                                 $ 79,237            $ 96,109                $(16,872)           (17.6)%
Product development and
  engineering expenses                             28,828              42,986                 (14,158)           (32.9)%
General and administrative
  expenses                                         63,167              54,923                   8,244             15.0 %
Unconsummated business
   combination costs                                    -               8,070                  (8,070)          (100.0)%
                                              ------------    ----------------          ---------------
Total operating expenses                         $171,232            $202,088                $(30,856)           (15.3)%
                                              ============    ================          ===============


The Company's consolidated selling expenses for fiscal 1999 included selling expenses related to Aironet of $6.7 million. Due to the deconsolidation of Aironet as noted above, the Company experienced a decrease in selling expenses since it did not include the selling expenses related to Aironet in its fiscal 2000 results.

Consolidated selling expenses, as a percentage of revenues, decreased for fiscal 2000 as compared to fiscal 1999 from 24% to 22%. Contributing to the overall dollar decrease in selling expenses was a decrease in U.S. commissions of $1.0 million for fiscal 2000 as compared to fiscal 1999. The decrease in commission expense was primarily due to the decreased gross margin base on which commissions were paid and fewer layers of sales management personnel earning commissions. The domestic provision for bad debts decreased for fiscal 2000 by $2.3 million. This decrease is primarily the result of net recoveries for doubtful accounts related to a foreign distributor for fiscal 2000 of $.1 million as compared to provisions of $3.6 million for fiscal 1999. This resulted in a reduction to fiscal 2000 provisions of $3.7 million as compared to fiscal 1999 as the foreign distributor's financial condition and payment history improved. This decrease to the provisions

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         FINANCIAL CONDITION (CONTINUED)
         -------------------------------

for doubtful accounts was partially offset by increased provisions of approximately $1.0 million in the U.S. for small account balances that have aged substantially and have not been collected. Management has turned these accounts over to collection agencies and reserved for estimated losses. Also contributing to the decrease in selling expenses were cost containment efforts in the Company's North American sales operations, whose expenses decreased $7.7 million for fiscal 2000 as compared to fiscal 1999. These decreases were composed primarily of lower salaries and wages, sales expediting costs, advertising, sales events and recruiting. These decreases were offset by incentive compensation for the retention of key sales personnel of $1.0 million and severance charges of $.6 million for 3 sales management personnel that were terminated. Additionally, selling expenses for fiscal 2000 related to the Company's international operations decreased by $.4 million and was the result of the elimination of sales administration costs in the Company's Belgian international headquarters of $1.6 million offset by severance charges related to the Company's international sales operations of $1.2 million. Finally, selling expenses for the Company's Metanetics subsidiary decreased $.4 million.

The Company's allowance for doubtful accounts decreased from a balance of $11.1 million at March 31, 1999 to a balance of $7.1 million at March 31, 2000. The Company provided for $5.1 million of bad debts, and bad debt write-offs totaled $9.0 million. These bad debt write-offs were primarily related to accounts receivable from the foreign distributor referenced above.

Consolidated product development and engineering expenses as a percentage of revenues decreased to 8% for fiscal 2000 as compared to 11% for fiscal 1999. Product development and engineering expenses related to Aironet were $6.6 million for fiscal 1999. Approximately 46% of the decrease in product development and engineering expenses was the result of the deconsolidation of Aironet in fiscal 2000. The overall dollar decreases in product development and engineering expenses were due to current management efforts to perform more engineering tasks with Company personnel rather than with more expensive contract engineering firms. These actions have reduced expenses related to contract labor and outside engineering services by $3.6 million for fiscal 2000 as compared to fiscal 1999. Additionally, increased management focus on engineering processes and job completion has resulted in reduced rework costs and engineering scrap of $4.4 million. Engineering component parts usage also decreased by $1.2 million in fiscal 2000 as compared to fiscal 1999. Indirect engineering costs decreased due to cost containment efforts as employee relocation expenses, rent and travel decreased by $1.6 million. Additionally, the Company reduced its prototype costs by approximately $.8 million and increased the capitalization of software costs which reduced gross expenses by approximately $1.3 million. These decreases to engineering expenses were partially offset by increased salaries and wages of $.2 million and increased patent amortization costs of $1.6 million for fiscal 2000 as compared to fiscal 1999. The Company also incurred a nonrecurring compensation charge of $3.1 million for certain key employees concurrently with the repurchase of Metanetics subsidiary stock, which resulted in compensation to certain key employees and former option holders of Metanetics. The Company incurred third party development charges of $.6 million during the third and fourth quarters of fiscal 2000. The Company also incurred severance charges of $.2 million during fiscal 2000 related to personnel changes in its product development and engineering operations.

During fiscal 2000, the Company capitalized software development costs in accordance with the requirements of Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         FINANCIAL CONDITION (CONTINUED)
         -------------------------------

Marketed" ("SFAS 86") of $3.6 million. These capitalized costs effectively represent reductions to engineering expenses.

Consolidated general and administrative expenses as a percentage of revenues increased to 17% for fiscal 2000 compared to 14% for fiscal 1999. The increase in general and administrative expenses for fiscal 2000 was primarily due to a $8.6 million increase in expenses related to the Company's corporate information systems project. Included in this increase was amortization of costs related to installed modules of $3.3 million as well as other costs which may not be capitalized such as training and debugging costs of $5.3 million. Additionally, the Company incurred greater bank fees of $2.2 million for fiscal 2000 related to its credit facilities as compared to fiscal 1999. The Company also incurred increased professional fees of $1.0 million predominantly related to SEC, audit and accounting as well as litigation matters. The Company accrued $.9 million for net the present value of consulting fees payable under a letter arrangement dated December 27, 1997, to Director and Secretary, Robert
A. Goodman upon his retirement from the Goodman Weiss Miller law firm, in fiscal 2000. This agreement calls for payments aggregating $1.5 million, payable in equal monthly installments over a ten-year period. The Company also incurred several charges related to the relocation of its operations in Akron, Ohio to Cincinnati, Ohio and The Woodlands, Texas. In accordance with the requirements of Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Cost to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") and Staff Accounting Bulletin No. 100 "Restructuring and Impairment Charges" ("SAB 100"), the Company accrued $1.6 million for stay-on bonuses, healthcare and outplacement benefits for employees in Akron who elected not to relocate and stayed through the transition process. All of these accruals were made based upon specific employee termination contracts and provisions were made based upon the amount of stay-on bonuses earned during the transition period ending June 30, 2000. Additionally, the Company incurred duplicate salaries related to the transition aggregating $.5 million. The Company also incurred excess contract labor costs of $1.4 million to complete the transition of its new information management systems. Recruiting and relocation expenses also increased by $.6 million due to the transition. The Company also incurred lease abandonment charges, accelerated depreciation of leasehold improvements and contract cancellation charges related to its Akron, Ohio offices of $1.5 million, $.4 million and $.2 million respectively. The Company also accrued $.5 million in incentive compensation for its management group. No such accrual was made in fiscal 1999. During fiscal 2000, the Company incurred $.4 million in asset impairment charges related to the cessation of the Company's corporate jet operations, and severance charges aggregating $.2 million.

These increases during fiscal 2000 were offset by a decrease in expenses due to the absence of the $1.3 million charge related to start-up costs of a joint venture in the People's Republic of China by the Company's Metanetics subsidiary incurred during the third quarter of fiscal 1999. Additionally, the cessation of the Company's corporate jet operations reduced operating expenses by $.9 million. General and administrative expenses decreased as the result of the absence of a $1.3 million charge in fiscal 1999 related to the discontinuation of consulting contracts between the Company and the Company's former Chairman and CEO, Robert F. Meyerson. Also, the Company incurred $1.7 million in fiscal 1999 related to the termination of its then CEO and CFO, Frank E. Brick and Kenneth W. Haver, respectively. No such charges took place in fiscal 2000. Finally, travel expenses were reduced by $.6 million for fiscal 2000 compared to fiscal 1999.

General and administrative expenses related to Aironet were $6.3 million during fiscal 1999. These expenses included a $3.4 million stock based compensation

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         FINANCIAL CONDITION (CONTINUED)
         -------------------------------

charge due to variable plan accounting and changes to the vesting provisions of the underlying plan. Due to the removal of Aironet from the consolidated financial statements of the Company, the Company incurred a charge of $.5 million to reflect the sublease loss and impaired value of leasehold improvements on property leased by the Company and subleased to Aironet in Akron, Ohio.

The Company's domestic accrual for severance costs decreased from a balance of $3.4 million at March 31, 1999 to a balance of $1.8 million at March 31, 2000. This decrease was caused by severance charges of $1.9 million during fiscal 2000, which were more than offset by severance payments of $3.5 million to terminated employees. A total of 47 domestic employees were terminated during fiscal 2000. The areas of the Company affected were domestic sales operations, domestic product development, manufacturing operations and corporate administration. In addition to the domestic severance activity, 4 employees were terminated in the Company's international sales operations during fiscal 2000. The severance recorded related to these employees was $1.2 million. At March 31, 2000, $.1 million was accrued related to international operations; $1.1 million of the amount accrued of this severance has been paid. As discussed above, the Company recorded $1.6 million in stay-on bonuses, healthcare and outplacement benefits for 103 employees in Akron who elected not to relocate and stayed through the transition process.

Fiscal 2000 operating expenses were favorably impacted by the absence of costs incurred in response to an unsolicited takeover proposal and to a proxy contest during fiscal 1999 of $8.1 million.

On November 10, 1999, the Company announced that it intended to relocate approximately 170 employees located at its Akron, Ohio headquarters. The Company anticipated that the relocation would entail moving 30 to 40 positions to a new facility in Cincinnati, Ohio and approximately 75 positions to its World Technology Center in The Woodlands, Texas. Approximately 35 employees in the Company's software development, advanced consulting, Akron sales and project management groups are being relocated to a smaller, more cost efficient facility in the Akron area. The Company anticipates that the additional net costs of relocation over the next three quarters will be approximately $2.0 million. The Company's Board of Directors approved the relocation plans for this action on November 1, 1999. Although the Company did have plans to carryout the relocation and these plans were approved by the appropriate level of management the documentation was not sufficient under the requirements of SAB 100 to warrant the accrual of these costs as restructuring charges as of the date of commitment. However, as noted above, the Company has recorded charges based upon individual employee termination contracts, the physical abandonment of leased office space and reassessed the remaining useful lives of affected assets as appropriate under the guidelines established by EITF 94-3 and SAB 100.

The Company believes it will reduce operating expenses during the next fiscal year both in absolute dollars and as a percentage of revenues. The Company anticipates that total operating expenses will be in the range of 36% to 38% of revenues, absent any unusual non-recurring charge.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         FINANCIAL CONDITION (CONTINUED)
         -------------------------------

Operating Expenses
(In thousands)
1999 vs. 1998
                                              -------------------------------------    ---------------------------------------
                                                      Year ended March 31,                      Increase (Decrease)
                                              -------------------------------------    ---------------------------------------
                                                   1999                1998                 Dollar              Percentage
                                              ---------------    ------------------    -----------------     -----------------

Selling expenses                                   $96,109            $ 82,054               $14,055              17.1%
Product development and
  engineering expenses                              42,986              37,500                 5,486              14.6%
General and administrative
  expenses                                          54,923              39,462                15,461              39.2%
Asset impairment charge                                  -               6,069                (6,069)              N.M.
Unconsummated business
   combination costs                                 8,070                   -                 8,070               N.M.
                                              -------------    ----------------        --------------
                                                  $202,088            $165,085               $37,003              22.4%
                                              =============    ================        ==============

Consolidated selling expenses as a percentage of total revenues were 24% and 18% in fiscal 1999 and 1998, respectively. The primary reasons for these increases were as follows. Bad debt provisions related to specific customer accounts increased substantially during fiscal 1999. Provisions that related to these accounts aggregated $4.3 million. Also contributing to the increased selling expenses were increases in the Company's international infrastructure of $2.9 million and approximately $.3 million of severance charges related to the Company's international operations. Selling and marketing expenses increased $2.2 million at Aironet as it increased its selling and marketing efforts in order to expand its outside customer base and promote separate name recognition. Domestic marketing expense increased $1.8 million due to the inclusion in fiscal 1999 results of a full year of expenditures related to a new marketing group created during fiscal 1998. Domestic advertising expenses increased $.7 million in fiscal 1999. Increased provisions for past due accounts receivable related to a foreign distributor of $.7 million also increased overall selling expenses. Total provisions related to this one distributor were $3.6 million in fiscal 1999.

Consolidated product development and engineering expenses as a percentage of total revenues were 11% and 8% in fiscal 1999 and 1998, respectively. The increase in product development and engineering expenses was primarily related to the decreased amount of capitalization of internal software development costs of $4.5 million as the result of a shift in the nature of those development efforts and the inability to qualify for capitalization under accounting principles generally accepted in the United States. Additionally, overall expense levels increased in the Company's engineering and product development functions due to large amounts of open design projects associated with the Company's pen-based products and new products. Direct expenses such as labor, contract labor, outside design services and operating parts and supplies increased $6.1 million in fiscal 1999 as compared to fiscal 1998 levels. Engineering expenses were also increased by greater spending at the Company's Metanetics subsidiary of $.6 million related to the development of its optical scanning product line and at Aironet of $.9 million related to the continued development of wireless network products. During fiscal 1999, amortization of goodwill of $.5 million resulting from the repurchase of Metanetics common stock was recorded as engineering expense. As part of the management change and related workforce reductions during the fourth quarter of fiscal 1999, severance charges of $.3 million were incurred. These increases were offset by the absence of $2.4 million of expenses incurred in fiscal 1998 to relocate certain of the Company's engineering and product development operations from Akron, Ohio to The Woodlands, Texas. Additionally, product development and engineering expenses were decreased by the absence of $2.6 million of development expenses related to

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         FINANCIAL CONDITION (CONTINUED)
         -------------------------------

the Company's Virtual Vision subsidiary, which was divested in April 1998. Also, engineering expenses were decreased by the absence of amortization of goodwill related to the acquisition of Teletransaction of $1.3 million, since that asset had become fully amortized during fiscal 1998.

During fiscal 1999, the Company continued to capitalize internal software development costs in accordance with the requirements of SFAS 86 aggregating $3.3 million. Amortization related to capitalized internal software development costs was $7.2 million. During the year, the Company provided for accelerated amortization of $.7 million under the requirements of SFAS 86 as the subject software was either replaced with newer versions or the related hardware products were discontinued.

General and administrative expenses as a percentage of total revenues were 14% and 9% in fiscal 1999 and 1998, respectively. The increase in general and administrative expenses was primarily related to the following items. The Company experienced increased non-capitalizable expenses related to its corporate information systems project of $3.4 million. Stock based compensation related to Aironet of $3.4 million was recorded due to the impact of variable plan accounting and changes to the vesting provisions of the underlying plan. As part of the management change and related workforce reductions and discontinuation during the fourth quarter of fiscal 1999, severance charges of $2.0 million were incurred. The change in the Company's management also led to the discontinuation of consulting contracts with Robert F. Meyerson, the Company's former Chairman and CEO, as these services will no longer be utilized. The discontinuation of such contracts resulted in a charge of $1.3 million. The Company also incurred start-up costs related to a joint venture entered into by Metanetics of $1.3 million. These start-up costs were paid to Robert F. Meyerson for services performed on behalf of the Company. Also contributing to the increase in general and administrative expenses was increased legal and accounting fees related to the Company's announced restatement of earnings, related shareholders suits and regulatory investigations of approximately $1.2 million. Depreciation and computer hardware and software maintenance primarily related to the Company's on-going information systems integration increased $.8 million and $1.2 million, respectively, in fiscal 1999 as compared to fiscal 1998. Additionally, rent allocated to general and administrative functions increased $.6 million in fiscal 1999 due to the move of the Company's engineering functions in fiscal 1998. The Company also incurred $.5 million of bank waiver fees related to its violation of its credit facility covenants.

As discussed above, the Company incurred significant severance charges due to its management changes, which included related charges for the CEO, CFO and CTO of the Company as well as other members of senior executive management, and a general workforce reduction that took place during the fourth quarter of fiscal 1999. The areas of the Company effected were executive management, domestic sales operations, domestic product development, customer service and manufacturing operations. A total of 53 employees were terminated. Of this number, 5 employees were given a short-term stay notice. All other employees were terminated prior to March 31, 1999. The remaining employees were terminated subsequent to March 31, 1999. There have been no material changes to the amounts accrued.

During fiscal 1999, the Company incurred charges aggregating $8.1 million as follows: unsolicited takeover bid, $3.2 million; proxy contest and settlement with shareholder, $.4 million; two unconsummated business combination transaction of $2.9 million and $1.6 million.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         FINANCIAL CONDITION (CONTINUED)
         -------------------------------

Interest Expense
(In thousands)
2000 vs. 1999
                                                  Year ended March 31,                         (Decrease) Increase
                                         ----------------------------------------    ----------------------------------------
                                               2000                  1999                 Dollar              Percentage
                                         ------------------    ------------------    ------------------    ------------------

Interest income                               $    652             $   801                  $ (149)              (18.6)%
Interest expense                               (14,070)             (9,872)                  4,198                42.5%
                                         ---------------    ----------------         ---------------
   Net interest expense                       $(13,418)            $(9,071)                 $4,347                47.9%
                                         ===============    ================         ===============


Net interest expense as a percentage of total revenues increased to 4% in fiscal 2000 as compared to 2% in fiscal 1999. This increase was primarily due to the increased borrowings and interest charged under the Company's credit facilities. The weighted-average of the amounts borrowed under the credit facility increased $16.7 million from that experienced in fiscal 1999 to $66.4 million in fiscal 2000. The increased expense was also the result of a higher cost of funds in fiscal 2000 compared to fiscal 1999. The weighted-average interest rate on borrowings during fiscal 2000 was 10% compared to 9% in fiscal 1999.

The Company does not anticipate the continued need for significant additional borrowings during the next fiscal year. However, the Company has made arrangements with a lender to ensure that any future working capital requirements are met. Therefore, the Company believes that interest expense will decrease during the next fiscal year as compared with fiscal 2000.

Interest Expense
(In thousands)
1999 vs. 1998
                                                  Year ended March 31,                         (Decrease) Increase
                                         ----------------------------------------    ----------------------------------------
                                               1999                  1998                 Dollar              Percentage
                                         ------------------    ------------------    ------------------    ------------------

Interest income                                $   801               $ 1,573                 $ (772)            (49.1)%
Interest expense                                (9,872)               (7,181)                 2,691              37.5%
                                         ---------------       ---------------       ---------------
   Net interest expense                        $(9,071)              $(5,608)                $3,463              61.8%
                                         ===============       ===============       ===============



Net interest expense as a percentage of total revenues increased to 2% in fiscal 1999 as compared to 1% in fiscal 1998. This increase was primarily due to the increase in the fiscal 1999 weighted-average borrowings under the Company's credit agreements and product financing arrangements of $49.7 million as compared to $3.5 million in fiscal 1998. The impact of this increase was partially offset by the increased capitalization of interest costs related to the Company's corporate information systems project. The increased capitalization of these costs reduced interest expense by $1.2 million in fiscal 1999 as compared to $.3 million in fiscal 1998.

Non-operating Income
(In thousands)
2000 vs. 1999
                                                  Year ended March 31,                              Increase
                                         ----------------------------------------    ----------------------------------------
                                               2000                  1999                 Dollar              Percentage
                                         ------------------    ------------------    ------------------    ------------------

Gain on investment
   in subsidiary                               $    32,025              $   340             $  31,685              N.M.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         FINANCIAL CONDITION (CONTINUED)
         -------------------------------


Gain on sale of
   marketable securities                           396,161                    -               396,161              N.M.
Other non-operating
   income (expense)                                    539                 (754)                1,293              N.M.
                                         ------------------    ------------------    ------------------
Total non-operating
   income (expense)                               $428,725               $ (414)            $ 429,139              N.M.
                                         ==================    ==================    ==================


As described in Note 17 - Divestitures and Subsidiary Stock Transactions, the Company's former Aironet subsidiary was acquired by Cisco Systems, Inc. ("Cisco") through a merger in which Aironet stockholders received shares of Cisco common stock. Subsequent to the Cisco/Aironet merger, the Company accounted for the investment retained in Cisco shares as "available for sale" securities in accordance with the requirements of SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") based upon the Company's intent to hold the securities for an extended length of time and to not engage in the frequent buying and selling of the securities. SFAS 115 requires investments in marketable equity securities to be recorded at fair value. Accordingly, the difference between the carrying value of the Company's investment under the equity method of accounting in Aironet prior to the Cisco/Aironet merger, $21.8 million, and the fair value on the date of the transaction, $409.4 million, has been recorded as a non-operating pre-tax gain of $387.6 million. Once the merger between Aironet and Cisco was consummated the Company sold a portion of its marketable securities of Cisco to satisfy various debt and working capital obligations. Upon the sale of these marketable securities the Company realized an additional gain on marketable securities of $8.5 million in accordance with the provisions of SFAS 115. This realized non-operating gain was calculated as the difference between the Company's basis in Cisco shares, calculated as of the consummation date, March 15, 2000, and the market value of the shares sold to a third party on the date of sale, March 22, 2000.

During the second quarter of fiscal 2000, Aironet and the Company sold 6,919,434 shares of Aironet's voting common stock in an initial public offering on the NASDAQ National Market at an offering price of $11.00 per share. Of the total number of shares offered, Aironet sold 4,637,196 shares, and the Company sold 2,282,238 shares. The aggregate proceeds, net of underwriting discounts and commissions, were $47.4 million to Aironet and $23.3 million to Telxon. Subsequent to this transaction, the Company's remaining interest in Aironet was approximately 35%. As a result of this transaction, the Company recorded a non-operating gain of approximately $32.0 million, net of transaction costs of $1.5 million. Also as a result of this transaction, the Company ceased consolidation of Aironet effective April 1, 1999. The Company then accounted for its investment in Aironet under the equity method of accounting. Equity income of $1.1 million was recorded related to the Company's interest in the earnings of Aironet from the date of this transaction until the consummation of the Aironet/Cisco merger described above.

During the second quarter of fiscal 2000, the Company entered into a set of transactions whereby the Company repurchased its corporate jet which was previously sold and leased-back, and resold the corporate jet to a third party. As a result of these transactions, the Company retained net cash proceeds of $.3 million. This was recorded as a non-operating gain.

During the first quarter of fiscal 2000, the Company recorded $1.3 million of non-operating expense related to the reduction in carrying value of an investment in non-marketable securities. The Company's estimate of the reduction was based upon the market value of subsequent equity transactions of the investee with third parties. The investment consists of stock in the development-stage technology company that purchased the Company's Virtual Vision subsidiary. Also, during the

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         FINANCIAL CONDITION (CONTINUED)
         -------------------------------

first quarter of fiscal 2000, the Company sold an investment in marketable securities of another development stage technology company for cash proceeds of $1.5 million. As this investment was previously non-marketable, its carrying value was based upon the cost basis, and was $.7 million. The Company therefore recorded a pre-tax gain of $.8 million.


Non-operating Income
(In thousands)
1999 vs. 1998
                                                  Year ended March 31,                             (Decrease)
                                         ----------------------------------------    ----------------------------------------
                                               1999                  1998                 Dollar              Percentage
                                         ------------------    ------------------    ------------------    ------------------

Gain on sale of
   subsidiary stock                           $  340                $   1,637              $ (1,297)             (79.2)%
Other non-operating
   income (expense)                             (754)                  (1,012)                 (258)             (25.5)%
                                         -------------          ---------------       ----------------
Total non-operating
   income (expense)                           $ (414)               $     625              $ (1,039)            (166.2)%
                                         =============          ===============       ================

In fiscal 1999, the Company recorded minority interest of $.3 million as other non-operating income due to its minority interest share of Aironet's losses.

During the fourth quarter of fiscal 1999, the Company reduced the carrying value of a $4.5 million investment in non-marketable securities by $1.7 million. The Company's estimate of the decrease in the carrying value was based upon subsequent equity transactions of the investee with third parties. This investment is composed of preferred shares in the development-stage technology company that purchased the Company's Virtual Vision subsidiary.

The Company also reduced the carrying value of certain notes receivable from third-parties totaling $.4 million based upon subsequent settlements of amounts due, during the fourth quarter of fiscal 1999.

During the first quarter of fiscal 1999, a transaction to sell the stock of the Company's Virtual Vision subsidiary was consummated, resulting in a $.9 million gain. Subsequent to the consummation of the transaction, positive adjustments to such gain totaling $.2 million were recorded. These adjustments related to changes in key employee retention rates subsequent to the transaction.

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

During the fourth quarter of fiscal 1998, the Company recorded non-operating expense of $.4 million related to the minority interest in the income of Aironet, $1.2 million of non-operating expense related to the revaluation of certain non-marketable investments and approximately $1.0 million of non-operating income related to the sale of its investment in a start-up wireless technology entity. During the third quarter 1998, the Company recorded a non-operating loss of $.4 million related to a

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         FINANCIAL CONDITION (CONTINUED)
         -------------------------------

discrete litigation settlement caused by the divestiture of Itronix, a former subsidiary of the Company.

During fiscal 1998, the Company sold 984,126 shares of voting common stock of Aironet to third party investors at a price of $3.50 per share. Proceeds from this sale of stock totaled $3.4 million in cash. The resulting pre-tax gain of $.4 million, net of related transaction costs, was recorded as a gain on sale of subsidiary stock in the accompanying Consolidated Statement of Operations. The Company's remaining interest in the voting common stock of Aironet at March 31, 1998, was 78%.

During fiscal 1998, certain employees of Aironet exercised 270,000 options to purchase Aironet voting common stock at $1.86 per share. The pre-tax gain of $.2 million was recorded as a gain on sale of subsidiary stock in the accompanying Consolidated Statements of Operations.

During fiscal 1997, the Company sold 808,500 shares of Aironet stock in a transaction which, resulted in a $1.0 million deferred gain at March 31, 1997 since the criteria for the recognition of gain on the sale of subsidiary stock had not been met. During fiscal 1998, the criteria for the recognition of a gain on the sale of subsidiary stock were fulfilled, and accordingly, the deferred gain was recorded as a gain on sale of subsidiary stock.

Income Taxes
(In thousands)
2000 vs. 1999
                                                  Year ended March 31,                              Increase
                                         ----------------------------------------    ----------------------------------------
                                               2000                  1999                 Dollar              Percentage
                                         ------------------    ------------------    ------------------    ------------------
                                                                  (Restated)
Provision for income
   taxes                                    $   72,833            $   18,624             $   54,209               291.1%


The Company's consolidated fiscal 2000 effective tax rate of 22.4% reflected U.S. federal income tax increased by provisions for state and local income taxes, net of federal benefit, and decreased by the utilization of the U.S. net operating losses and a decrease in the valuation allowance for deferred tax assets.

The Company provided $10.3 million for state and local income taxes that increased the Company's effective income tax rate by 3.2%.

The decrease in the valuation allowance of $48.2 million reflected the Company's reassessment of the valuation allowance established against the net deferred tax assets during fiscal 1999 to fully reserve the deferred tax assets of the Company excluding those related to Aironet. This full valuation allowance was based on the Company's assessment at that time that it was more likely than not that these deferred tax assets would not be utilized through future taxable income or implementation of tax planning strategies. Based on the tax impact of the merger transaction between Aironet and Cisco during fiscal 2000 and the subsequent sale of $150.0 million of the Company's holdings of Cisco common stock, the Company reassessed that position. The Company concluded that it was more likely than not that these deferred tax assets would be utilized through future taxable income or tax planning strategies made available by the Aironet/Cisco transaction. Therefore, the valuation allowance was significantly reduced. The reassessment of the valuation allowance decreased the Company's effective income tax rate by 14.8%.

At March 31, 2000 the Company had substantial deferred income tax assets and liabilities recorded on the consolidated balance sheet. These deferred tax assets

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         FINANCIAL CONDITION (CONTINUED)
         -------------------------------

and liabilities included net current deferred tax assets aggregating $25.6 million and long-term deferred tax liabilities aggregating $109.5 million.

Income Taxes
(In thousands)
1999 vs. 1998
                                                  Year ended March 31,                              Increase
                                         ----------------------------------------    ----------------------------------------
                                               1999                  1998                 Dollar              Percentage
                                         ------------------    ------------------    ------------------    ------------------
                                            (Restated)            (Restated)
Provision for income
   taxes                                    $   18,624            $   5,963            $   12,661                 212.3%


The Company's consolidated fiscal 1999 tax provision reflected a valuation allowance of $10.1 million established against the net deferred tax asset at the beginning of fiscal 1999 and foreign income taxes of $5.2 million. No tax benefit was recognized for the fiscal 1999 net operating loss based on the Company's assessment at March 31, 1999, that it was more likely than not that these deferred tax assets would not be utilized through future taxable income or implementation of tax planning strategies.

Liquidity
(In thousands)
2000 vs. 1999
                                                                    Year ended March 31,                       Dollar
                                                           ---------------------------------------            Increase
                                                                 2000                  1999                  (Decrease)
                                                           -----------------     -----------------       ------------------

Cash and cash equivalents                                      $  34,197             $  22,459               $  11,738
Accounts and notes receivable                                     75,376                88,515                 (13,139)
Inventories                                                       81,923               129,049                 (47,126)
Deferred income taxes                                             25,642                 4,305                  21,337
Other                                                              3,973                 4,724                    (751)
                                                               ---------             ---------               ---------
Total current assets                                           $ 221,111             $ 249,052               $ (27,941)
                                                               =========             =========               =========

Notes payable                                                  $    --               $  68,567               $ (68,567)
Accounts payable                                                  30,116                64,966                 (34,850)
Income taxes payable                                              11,039                 6,434                   4,605
Accrued liabilities                                               53,771                74,285                 (20,514)
Other                                                                236                   525                    (289)
                                                               ---------             ---------               ---------
Total current liabilities                                      $  95,162             $ 214,777               $(119,615)
                                                               =========             =========               =========

Working capital (current assets
  less current liabilities)                                    $ 125,949             $  34,275               $  91,674
                                                               =========             =========               =========

Current ratio (current assets divided
  by current liabilities)                                       2.3 to 1              1.2 to 1


The increase in the Company's working capital at March 31, 2000 from March 31, 1999 was primarily due to the extinguishment of the Company's notes payable, repayment of accounts payable and accrued liabilities aided by increases in cash and deferred income taxes. These increases in working capital were partially offset by reductions in accounts and notes receivable, inventories and an increase in income taxes payable.

During March 2000, the Company sold approximately $150.0 million of its holdings of Cisco common shares. The proceeds from this sale were utilized to extinguish amounts outstanding under the Company's senior secured credit facility of approximately $76.6 million (including repayment of the long-term portion of $10.1 million and accrued interest of $.5 million), pay the related prepayment penalty of

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         FINANCIAL CONDITION (CONTINUED)
         -------------------------------

$1.5 million, repay structured notes and to pay accounts payable with outside processors of approximately $13.2 million. The proceeds noted above were also utilized to repay a financial institution for amounts owed under a guarantee of a customer's lease payments of $3.0 million, repay accelerated lease obligations of $1.3 million and to repay a note to a professional services provider of $1.2 million. The remaining proceeds were used to pay critical vendor accounts payable of $12.0 million, past due accounts payable to other vendors of $13.5 million and to increase the Company's cash and short-term investments position by $27.1 million.

The Company reestablished, and therefore increased, its current net deferred tax assets by $21.3 million based upon its assessment that it is more likely than not that these deferred tax assets will be utilized through future taxable income realized through the implementation of tax planning strategies.

The decrease in accounts receivable reflects improved cash collections in the Company's domestic operations. Accordingly, consolidated sales outstanding decreased from 98 days at March 31, 1999 to 76 days at March 31, 2000. Gross accounts receivable decreased $27.4 million for fiscal 2000 as compared to fiscal 1999. Of this decrease, $22.1 million was from the Company's domestic operations, $4.6 million reflects the absence of Aironet accounts receivable from outside customers that were present at March 31, 1999 and $.5 million relates to a decrease in the Company's international operations. The majority of the decrease in gross accounts receivable resulted from a decrease in accounts receivable related to the Company's VAD distribution channel of $17.2 million. Partially offsetting these decreases were reduced reserves for doubtful accounts and sales returns and allowances of $4.0 million and $9.8 million, respectively. Virtually all of these reductions to reserves and allowances occurred in the Company's domestic operations since the Company's bad debt experience with a foreign distributor and sales return experience improved. A reduction in the Company's reserve for sales returns and allowances related to VADs accounted for $6.7 million of the overall decrease in that reserve. Overall VAD volumes have decreased considerably in fiscal 2000 as current management has focused on the direct sales channel.

The Company's inventories decreased primarily as a result of a decrease of $19.1 million in the Company's finished goods held at customers and distributors due to customer acceptance of these goods after March 31, 1999. At March 31, 2000, the amount of deferred revenues was significantly decreased as a result of installations of equipment for customer rollouts, customer acceptance of amounts deferred in fiscal 1999 and a reduction in extended rollouts of customer products in fiscal 2000. Also, $3.9 million of the decrease in inventory held by distributors and customers is directly attributable to the decrease in the inventory value of the reserve for sales returns and allowances. Additionally, inventories staged to rollout to customer sites decreased $5.5 million. Inventories were also reduced as the Company increased its valuation reserves for its customer service spare parts and used components by $4.0 million. Also causing the decrease in inventories was the absence of Aironet's net manufacturing inventories of $4.6 million. A net decrease in raw material and work-in-process inventories of $10.6 million was the result of management's efforts to decrease inventory levels, as well as, increased reserves for excess and obsolete purchased components. The Company's product line continues to experience competitive pressures in the marketplace and new products have been introduced. Management has estimated that these factors will increase provisions for excess and obsolete inventories in the near-term and the Company's reserve methodology has taken these factors and other quantitative and qualitative factors into account. Additionally, decreased inventory levels can also be attributed to the Company providing an

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         FINANCIAL CONDITION (CONTINUED)
         -------------------------------

aggregate of $30.7 million, including amounts noted above, for excess and obsolete inventory during fiscal 2000. These provisions were in excess of the amount of inventories disposed of approximating $24.6 million. Consolidated inventory turns increased to 3.4 at March 31, 2000 compared to 2.3 at March 31, 1999.

The following contributed significantly to the decrease in accrued liabilities; the recognition of $13.5 million of hardware revenues previously deferred and the payment of a $9.3 million accrued liability to an outside processor of the Company's products. Additionally, decreases were caused by the payment of $5.3 million to a financial institution related to the guarantee of a customer's lease payments, the payment of $2.6 in professional fees for unconsummated business combinations and a $3.5 million decrease in deferred customer service revenues. Furthermore, these decreases included a $1.6 million dollar decrease in accrued severance, a $1.2 million decrease to accrued employee compensation expense and a $1.0 million decrease to accrued sales commissions.

These decreases in accrued liabilities were partially offset by an increase in accruals for sales and property taxes of $3.6 million, provisions for a loss on a customer contract of $3.5 million and a provision for a loss on purchase commitments for manufacturing components of $2.6 million. Additionally, amounts were accrued for the lease abandonment of the Company's Akron, Ohio offices, related contract cancellations of $1.7 million, and for stay-on bonuses and related healthcare and outplacement benefits for Akron employees who elected not to relocate with the Company of $1.6 million. Accruals were also made for consulting fees of $.9 million, incremental product royalties of $.6 million, professional fees of $.5 million, joint marketing and product development fees of $.4 million, incremental product warranties of $.3 million and miscellaneous accruals of $.7 million. The Company also accrued incentive compensation for executives and compensation for the retention of key sales personnel aggregating $1.1 million.

During fiscal 2000, the Company entered into a loan and pledge agreement arranged with a lending institution to provide the Company with an open line of credit not to exceed $236 million collateralized by the Company's investment in marketable securities. The maximum availability of $236 million is based on 90% of the floor value of two derivative financial instruments or "Collar" as described in Note 7 - Marketable Securities and Derivatives. The collateral for the loan is the Company's investment in Cisco common stock, which is also described in Note 17 - Divestitures and Subsidiary Stock Transactions. The options contained within the Collar agreement have an expiration date of March 26, 2001, and may only be exercised on this date. The line of credit, which carries a borrowing rate of LIBOR plus thirty basis points, has no fees associated with it. The one-month LIBOR rate at March 31, 2000 was 6.13%. There are no borrowings against this line of credit as of March 31, 2000. The purpose of the facility is to ensure that the Company meets its working capital requirements.

During fiscal 2000, the Company also entered into an unsecured revolving promissory note with a bank for $5.0 million. The note matures April 30, 2001. Interest on advances is at the bank's prime rate plus 2.00%. There are no borrowings against this note as of March 31, 2000.

The Company believes that its existing resources, including cash and cash equivalents, short-term investments and credit facilities will be sufficient to meet working capital requirements for the next twelve months.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         FINANCIAL CONDITION (CONTINUED)
         -------------------------------



Liquidity
(In thousands)
1999 vs. 1998
                                              Year ended March 31,               Dollar
                                         ----------------------------          (Decrease)
                                           1999               1998              Increase
                                         ---------          ---------          ----------
                                                            (Restated)

Cash and cash equivalents                $  22,459          $  27,500          $  (5,041)
Accounts and notes receivable               88,515            129,585            (41,070)
Inventories                                129,049            114,795             14,254
Other                                        9,029             16,084             (7,055)
                                         ---------          ---------          ---------
Total current assets                     $ 249,052          $ 287,964          $ (38,912)
                                         =========          =========          =========

Notes payable                            $  68,567          $   3,000          $  65,567
Accounts payable                            64,966             58,634              6,332
Income taxes payable                         6,434              2,202              4,232
Accrued liabilities                         74,285             41,988             32,297
Other                                          525                968               (443)
                                         ---------          ---------          ---------
Total current liabilities                $ 214,777          $ 106,792          $ 107,985
                                         =========          =========          =========

Working capital (current assets
  less current liabilities)              $  34,275          $ 181,172          $(146,897)
                                         =========          =========          =========

Current ratio (current assets divided
  by current liabilities)                 1.2 to 1          2.7 to 1


The decrease in the Company's working capital at March 31, 1999, from March 31, 1998, was primarily attributable to the increase in notes payable, accrued liabilities and accounts payable, supplemented by a decrease in accounts receivable and partially offset by an increase in inventories. The increase in notes payable was due to increased financing needs as a result of the net loss incurred during the last half of fiscal 1999, high levels of inventory purchases, and capital expenditures of $36.0 million, including expenditures related to the Company's corporate information systems project. The increase in accrued liabilities and accounts payable was primarily due to amounts recorded for deferred product revenues of $14.2 million and for costs related to the purchase of components related to discontinued products of $12.4 million, as well as, decreased payments to vendors. Inventories increased during fiscal 1999 primarily due to a $13.2 million increase of finished goods inventory held by customers and distributors. The increase in the amount of inventory held at customers and distributors was due primarily to an increase in inventory shipped to customers where revenue was not recognized since installation of the product or ultimate customer acceptance of the product did not occur. Consolidated inventory turns increased to 2.3 as of March 31, 1999 from 2.1 at March 31, 1998.

Accounts receivable decreased between fiscal years primarily due to decreased revenues during the last quarter of fiscal 1999 as compared to fiscal 1998. The overall increases of accounts receivable allowance accounts for bad debts of $6.3 million and sales returns and allowances of $11.8 million also contributed to the decrease in accounts receivable. Additionally, the reclassification of $4.5 million of proceeds in the form of shares related to the sale of Virtual Vision from other accounts receivable into long-term assets when such proceeds were released from escrow added to the decrease in accounts receivable. Days sales outstanding increased from 84 days at March 31, 1998 to 98 days at March 31, 1999 as revenues for the last quarter of fiscal 1999, relative to those recorded in the

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         FINANCIAL CONDITION (CONTINUED)
         -------------------------------

last quarter of fiscal 1998, decreased at a faster rate than the net accounts receivable balance. Other decreases of $10.4 million included other accounts receivable and prepaid assets. Other decreases in prepaid assets were in part due to decreased deferred income tax assets, which were subject to a substantial valuation allowance during fiscal 1999.

The Company incurred a net loss in fiscal 1999 of $135.0 million with a decrease in consolidated revenues of $58.6 million as compared to fiscal 1998. Cash flows used by operations were $27.6 million, and cash flows used in investing activities were $40.9 million. The primary source of cash flows for fiscal 1999 were net borrowings under the Company's credit facilities including product financing arrangements, which aggregated $65.6 million. The Company was in violation of debt covenants related to certain of these credit facilities and was unable to borrow additional funds against these facilities. Waivers for non-compliance had been received through August 30, 1999. The Company's stockholders' equity and working capital at March 31, 1999 were $17.0 million and $34.3 million, respectively.

Cash Flows from Operating Activities
(In thousands)
2000 vs. 1999                                                                                                 Increase
                                                                           Year Ended March 31,              (Decrease)
                                                                  ---------------------------------------      in Cash
                                                                         2000                1999            Flow Impact
                                                                  -------------------  ------------------ ------------------
                                                                                          (Restated)
Net income (loss)                                                       $250,998            $ (135,006)        $  386,004
Depreciation and amortization                                             28,583                29,174               (591)
Amortization of restricted stock awards, net                                 447                   152                295
Non-cash compensation expense, net of
   minority interest impact in 1999                                          615                 2,340             (1,725)
Provision for doubtful accounts                                            5,080                 7,752             (2,672)
Provision for sales returns and allowances                                11,097                54,000            (42,903)
Provision for inventory obsolescence                                      30,673                37,430             (6,757)
Deferred income taxes                                                     62,817                 9,525             53,292

Gain on sale of non-marketable investment                                   (761)                    -               (761)
Gain on marketable securities                                           (396,161)                    -           (396,161)
Gain on sale of subsidiary stock                                         (32,025)               (1,240)           (30,785)
Asset impairment charge                                                      381                     -                381
Equity in earnings of affiliate                                          (1,066)                     -            (1,066)
Loss (gain) on disposal of assets                                            123                   (88)               211
Loss related to carrying value of
   non-marketable investments                                              1,558                 2,094               (536)
Minority interest                                                              -                  (258)               258
Changes in operating assets and liabilities:
   Accounts and notes receivable                                          (9,617)              (24,894)            15,277
   Inventories                                                             5,357               (39,229)            44,586
   Prepaid expenses and other current assets                               1,364                 2,408             (1,044)
   Intangibles and other assets                                              347                  (833)             1,180
   Accounts payable and accrued liabilities                              (39,534)               29,305            (68,839)
   Income taxes payable                                                    4,645                 3,791                854
   Other long-term liabilities                                              (225)               (4,039)             3,814
                                                                  -------------------  ------------------ ------------------
Net cash used in operating activities                                   $(75,304)           $  (27,616)         $ (47,688)
                                                                  ===================  ================== ==================


The net cash used in operating activities of $75.3 million for fiscal 2000 resulted primarily from the operating loss of $90.4 million and the payment of $39.5 million of accounts payable and accrued liabilities, offset by non-cash charges impacting current assets and liabilities of $76.0 million and changes in current assets and liabilities increasing cash flows by $1.7 million.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         FINANCIAL CONDITION (CONTINUED)
         -------------------------------

The increase in the Company's cash flows used in operating activities was primarily the result of the payment of accounts payable and accrued liabilities as cash became available from the sale of $150.0 million of Cisco common stock late in the fiscal year. Due to the financial condition of the Company at March 31, 1999, the Company was actively managing its cash position and was delaying payment of non-critical vendors that lead to an increase in the accounts payable and accrued liabilities as of that date. The cash flow impact of accounts and notes receivable also decreased due to the significant decrease of accounts receivable in the prior year. These decreases were partially offset by an increase in the cash flow impact of inventories. For fiscal 1999, the Company used significant amounts of cash to purchase manufacturing inventory components and had a significant amount of finished goods remaining in inventory at customer sites. During fiscal 2000, the Company had managed the purchasing of inventory more effectively and significantly decreased inventory levels of finished goods at customer sites which was also in part due to the recognition of revenues and costs that were previously deferred.

Cash Flows from Operating Activities
(In thousands)
1999 vs. 1998                                                                                Increase
                                                           Year Ended March 31,              (Decrease)
                                                      -----------------------------           in Cash
                                                        1999                1998             Flow Impact
                                                      ---------           ---------          -----------
                                                      (Restated)         (Restated)

Net income (loss)                                     $(135,006)          $   6,183           $(141,189)
Cumulative effect of an accounting change                  --                 2,176              (2,176)
Depreciation and amortization                            29,174              26,872               2,302
Amortization of restricted stock awards, net                152                 199                 (47)
Non-cash compensation expense, net of
   minority interest impact                               2,340                --                 2,340
Provision for doubtful accounts                           7,752               3,038               4,714
Provision for sales returns and allowances               54,000              13,310              40,690
Provision for inventory obsolescence                     37,430               4,999              32,431
Deferred income taxes                                     9,525              (3,306)             12,831
Gain on sale of subsidiary and subsidiary
   stock                                                 (1,240)             (1,637)                397
Gain on sale of assets                                      (88)               (669)                581
Asset impairment charge                                    --                 6,069              (6,069)
Loss related to carrying value of
   non-marketable investments                             2,094                --                 2,094
Loss on disposal of assets                                 --                   800                (800)
Minority interest                                          (258)                659                (917)
Changes in operating assets and liabilities:
   Accounts and notes receivable                        (24,894)            (19,496)             (5,398)
   Inventories                                          (39,229)            (35,694)             (3,535)
   Prepaid expenses and other current assets              2,408               2,094                 314
   Intangibles and other assets                            (833)              1,254              (2,087)
   Accounts payable and accrued liabilities              29,305               3,333              25,972
   Income taxes payable                                   3,791                (456)              4,247
   Other long-term liabilities                           (4,039)             (2,913)             (1,126)
                                                      ---------           ---------           ---------
Net cash (used in) provided by operating
   activities                                         $ (27,616)          $   6,815           $ (34,431)
                                                      =========           =========           =========

The decrease in the Company's cash flows from operating activities was primarily the result of a decrease in cash flows resulting from a change in net income from $6.2 million in fiscal 1998 to a net loss of $135.0 million in fiscal 1999. This negative cash flow impact was partially offset by positive cash flow impacts related to increased provisions for inventory obsolescence, sales returns and allowances, the net change in accounts payable and accrued liabilities and the cash flow impact of deferred income taxes.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         FINANCIAL CONDITION (CONTINUED)
         -------------------------------

Cash Flows from Investing Activities
(In thousands)
2000 vs. 1999                                                                             Increase
                                                          Year Ended March 31,           (Decrease)
                                                     -----------------------------        in Cash
                                                       2000                1999          Flow Impact
                                                     --------            ---------       -----------

Proceeds from sale of subsidiary stock               $  17,211           $     700        $  16,511
Proceeds from sale of marketable
   equity securities                                   149,995                --            149,995
Additions to property and equipment                    (13,159)            (36,024)          22,865
Software improvements                                   (4,501)             (3,781)            (720)
Purchase of non-marketable investments                    --                  (795)             795
Proceeds from non-marketable investments                 3,527                 929            2,598
Repurchase of subsidiary stock                          (3,142)             (1,950)          (1,192)
                                                     ----------------------------------------------
   Net cash provided by (used in) investing
     activities                                      $ 149,931           $ (40,921)       $ 190,852
                                                     =========           =========        =========

Fiscal 2000 cash flows from investing activities were positively impacted by the cash received from the sale of Cisco common stock of $150.0 million that occurred in the fourth quarter of the fiscal year. Also positively impacting cash flows from investing activities was the net cash received from the sale of Aironet common stock during its initial public offering of $17.2 million. Additionally, the Company's investments in property and equipment were reduced by $22.8 million. The decrease in additions to property and equipment was primarily due to the Company's completion of its corporate information systems project and related computer hardware and capitalized interest costs. Capitalized outside professional costs and internal costs caused the majority of the reduction and decreased $14.0 million for fiscal 2000 as compared to fiscal 1999.

Cash Flows from Investing Activities
(In thousands)
1999 vs. 1998                                                                             (Decrease)
                                                          Year Ended March 31,             Increase
                                                     -----------------------------         in Cash
                                                       1999                 1998          Flow Impact
                                                     --------            ---------        -----------
Proceeds from sale of assets                         $   --             $  5,444          $  (5,444)
Proceeds from sale of subsidiary stock                    700              3,100             (2,400)
Additions to property and equipment                   (36,024)           (26,490)            (9,534)
Software investments                                   (3,781)            (6,936)             3,155
Purchase of non-marketable investments                   (795)            (5,600)             4,805
Additions to long-term notes receivable                  --                 (580)               580
Proceeds from non-marketable investments                  929              1,033               (104)
Repurchase of subsidiary stock                         (1,950)              --               (1,950)
                                                     --------           --------           --------
   Net cash used in investing activities             $(40,921)          $(30,029)         $ (10,892)
                                                     ========           ========           ========

Fiscal 1999 cash flows from investing activities were negatively impacted by the increase in additions to property and equipment, the cash paid for the repurchase of subsidiary stock and decreases in proceeds from asset and subsidiary stock sales. These decreases were partially offset by a positive cash flow impact due to reduced software investments and the absence of further purchases of non-marketable investments. The increase in additions to property and equipment was primarily due to the Company's increased investment in its corporate information systems project and related computer hardware and capitalized interest costs.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         FINANCIAL CONDITION (CONTINUED)
         -------------------------------

Cash Flows from Financing Activities
(In thousands)
2000 vs. 1999                                                                      (Decrease)
                                                     Year Ended March 31,           Increase
                                                  -------------------------         in Cash
                                                     2000             1999         Flow Impact
                                                  ---------       ---------       ------------
Notes payable, net                                $  26,536       $  65,567       $ (39,031)
Extinguishment of credit facilities,
   short-term                                      (114,930)           --          (114,930)
Proceeds from short-term bridge loan                 20,000            --            20,000
Extinguishment of credit facilities,
   long-term                                        (10,100)           --           (10,100)
Proceeds from long-term credit facilities            14,394            --            14,394
Principal payments on long-term facility             (1,967)           --            (1,967)
Principal payments on capital leases                 (2,014)           (884)         (1,130)
Debt issue costs and waiver fees paid                (2,690)         (1,150)         (1,540)
Early termination fee paid                           (1,500)           --            (1,500)
Proceeds from the sale of common stock                2,616            --             2,616
Proceeds from exercise of stock options               7,197           1,397           5,800
Purchase of treasury stock                             --            (1,202)          1,202
Payment of cash dividends                              --              (162)            162
                                                  ---------       ---------       ---------
   Net cash (used for) provided by financing
     activities                                   $ (62,458)      $  63,566       $(126,024)
                                                  =========       =========       =========

The Company's cash flows from financing activities decreased for fiscal 2000 as a result of the net repayment of the Company's short-term borrowings of $68.3 million as compared to increased borrowing during fiscal 1999 under the Company's credit facilities. This borrowing was necessitated by the Company's net loss for the year as well as investments in inventories and a cash outlay related to the Company's corporate information systems project during fiscal 1999. The Company was able to repay the amounts owed under the credit facilities and certain capital lease obligations of $2.0 million due to the sale of $150.0 million of Cisco common stock noted above. Proceeds from the exercise of employee stock options increased by $5.8 million due to the increase in the price of the Company's common stock and employee terminations whereby options are forfeited if not exercised within 30 days of termination. The Company also recorded proceeds from the sale of its common stock of $2.6 million to John W. Paxton, the Company's Chief Executive Officer.

Cash Flows from Financing Activities
(In thousands)
1999 vs. 1998                                                                      Increase
                                                     Year Ended March 31,         (Decrease)
                                                  -----------------------          in Cash
                                                     1999           1998         Flow Impact
                                                  ---------       ---------      -----------
Notes payable, net                                $  65,567       $   2,567       $  63,000
Principal payments on capital leases                   (884)           (832)            (52)
Debt issue costs and waiver fees paid                (1,150)            (24)         (1,126)
Proceeds from the exercise of stock options           1,397           9,190          (7,793)
Purchase of treasury stock                           (1,202)         (5,070)          3,868
Payment of cash dividends                              (162)           (162)             --
                                                  ---------       ---------       ---------
   Net cash provided by financing activities      $  63,566       $   5,669       $  57,897
                                                  =========       =========       =========


The Company's cash flows from financing activities increased during fiscal 1999 as a result of increased borrowing under the Company's credit facilities. This borrowing was necessitated by the Company's net loss for the year as well as investments in inventories and a cash outlay related to the Company's corporate information systems project. Also increasing the cash provided by financing

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         FINANCIAL CONDITION (CONTINUED)
         -------------------------------

activities was a reduction in the Company's common stock repurchase activity during fiscal 1999 (63,300 shares during fiscal 1999 at a weighted-average price of $17.19 per share vs. 294,200 shares during fiscal 1998 at a weighted-average price of $17.23 per share). These increases in cash flows from financing activities were partially offset by reduced cash proceeds from exercises of stock options due to a decrease in the market value of the Company's common stock, during the last half of fiscal 1999.

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

New Accounting Standards

On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements". This document expresses the views of the Securities and Exchange Commission in applying accounting principals generally accepted in the United States while recognizing revenue. The Company has abided by the guidance contained within this document when recognizing revenue.

On November 24, 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin 100, "Restructuring and Impairment Charges". This authoritative document expresses the views of the SEC staff regarding the accounting and disclosure of certain expenses commonly reported in connection with exit activities and business combinations. The Company has also abided by the guidance contained within this document in accounting for current exit costs.

During fiscal 1999, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 provides accounting and reporting standards for derivative instruments. This standard will require the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The Company is required to adopt the provisions of SFAS 133 during the first quarter of fiscal 2002 (as delayed by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133"). Management is evaluating the impact of this statement; however at this time, it believes that the adoption of this pronouncement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the ordinary course of business, the Company is subject to market, foreign currency and interest rate risks. The risks primarily relate to stock price volatility relating to its marketable securities, the sale of the Company's products to foreign customers through its foreign subsidiaries and changes in interest rates on the Company's short-term financing and capital lease obligations.

Market Risk

As discussed in Note 17 - Divestitures and Subsidiary Stock Transactions, during fiscal 2000 Cisco acquired the Company's former subsidiary, Aironet Wireless Communications for shares of Cisco common stock. Subsequent to this transaction the Company held 6,366,086 shares of Cisco common stock (the Cisco share amount illustrated here and throughout the Form 10-K, unless otherwise noted, gives effect to the two for one forward split of Cisco's common stock which became effective March 22, 2000). Additionally, as discussed in the liquidity section of Management's Discussion and Analysis, a portion of these shares were sold to satisfy working capital and debt obligations. At March 31, 2000 the Company maintained 4,166,086 shares of Cisco. The market value of the Company's holdings of Cisco at March 31, 2000 was valued at $321.9 million. In relation to the Company's balance sheet, this is a material holding. As such, the company is exposed to a significant degree of market risk relating to the price volatility of Cisco common stock. As discussed in Note 7 - Marketable Securities and Derivatives, the Company has opted to mitigate a portion of this risk by purchasing derivative collar contracts, which help to ensure that the Company's potential loss (gain) is within manageable levels. These contracts will expire on March 26, 2001. The counter-party to the derivative collar contract is a major financial institution. However, the Company is exposed to market risk loss in the event of nonperformance by the financial institution. Management does monitor the credit rating of the financial institution and considers the risk of nonperformance to be remote.

Foreign Currency Risk

The financial results of the Company's foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of each year and revenues and expenses are reported at average rates of exchange. Resulting translation adjustments are reported as a component of comprehensive income.

Historically, the Company has not experienced any significant foreign currency gains or losses involving U.S. Dollars and other currencies. This is primarily due to natural hedges of revenues and expenses in the functional currencies of the countries in which subsidiaries are located which assists in managing this risk. As discussed in Note 14 - Fair Value of Financial Instruments, at March 31, 2000, the Company had several forward foreign currency exchange contracts to purchase various foreign currencies aggregating $7.5 million in U.S. dollars.

Interest Rate Risk

The Company's convertible subordinated debentures carry fixed rates of interest and therefore do not pose interest rate risk to the Company. However, interest rate changes would effect the fair market value of the debentures. At March 31, 2000, the Company had $106.9 million of convertible subordinated debentures outstanding.

Interest rate risk does exist relative to the Company's $236.0 million and $5.0 million lines of credit due to the variable rates of interest charged on these facilities. The rates charged on these facilities are subject to adjustment by the lender however, at March 31, 2000 no borrowings were outstanding.

The Company monitors its interest rate risk, but does not engage in any hedging activities using derivative financial instruments to manage the interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         ------------------------------------------

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
------------------------------------------------------------------------------------------------
                                                                                       Page(s)
                                                                                    ------------

Reports of Independent Public Accountants                                             54 - 55
Consolidated Financial Statements
     Consolidated Balance Sheets                                                      56
     Consolidated Statements of Operations and Comprehensive Income(Loss)             57
     Consolidated Statements of Cash Flows                                            58
     Consolidated Statements of Changes in Stockholders' Equity                       59
Notes to Consolidated Financial Statements                                            60 - 106
Financial Statement Schedule:
     II - Valuation and Qualifying Accounts and Reserves                              122


All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or the notes thereto.

                    Reports of Independent Public Accountants


To the Board of Directors and
Stockholders of Telxon Corporation:

We have audited the accompanying consolidated balance sheet of Telxon Corporation and Subsidiaries (the "Company")(a Delaware corporation) as of March 31, 2000, and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements and the financial statement schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telxon Corporation and Subsidiaries as of March 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II - Valuation and Qualifying Accounts and Reserves, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen LLP
Cleveland, Ohio,
  May 18, 2000.

                       Report of Independent Accountants

To the Board of Directors and
Stockholders of Telxon Corporation:

In our opinion, the consolidated balance sheet and the related consolidated statements of operations and comprehensive income (loss), of cash flows and of changes in stockholders' equity as of March 31, 1999 and for each of the two years in the period ended March 31, 1999 present fairly, in all material respects, the financial position of Telxon Corporation and its Subsidiaries at March 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule for the years ended March 31, 1999 and 1998 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Telxon Corporation and its Subsidiaries for any period subsequent to March 31, 1999.

As discussed in Note 3 to the consolidated financial statements, the Company restated its consolidated financial statements for fiscal years 1999 and 1998 to appropriately reflect revenue recognition related to certain sales to a value-added distributor.

As discussed in Note 20 to the consolidated financial statements, in fiscal year 1998, the Company changed its method of accounting for business process reengineering costs.


/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
June 29, 2000
August 6, 1999, except for Note 3, as to which the date is June 29, 2000

                       TELXON CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (In thousands except per share amounts)

                                                                                            MARCH 31,        MARCH 31,
                                                                                              2000            1999
                                                                                           ---------       ---------
ASSETS
Current assets:
Cash (including cash equivalents of $6,000 and $--)                                        $  34,197       $  22,459
Accounts receivable, net of allowances for doubtful accounts of $7,116 and $11,069
  and sales returns and allowances of $5,255 and $15,027                                      70,831          84,500
Notes and other accounts receivable                                                            4,545           4,015
Inventories                                                                                   81,923         129,049
Deferred income taxes                                                                         25,642           4,305
Prepaid expenses and other                                                                     3,973           4,724
                                                                                           ---------       ---------
                   Total current assets                                                      221,111         249,052
Property and equipment, net                                                                   62,067          69,557
Investment in marketable securities                                                          321,863            --
Intangibles and other assets, net                                                             31,249          30,235
                                                                                           ---------       ---------
                   Total assets                                                            $ 636,290       $ 348,844
                                                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable                                                                              $    --         $  68,567
Capital lease obligations due within one year                                                    236             525
Accounts payable                                                                              30,116          64,966
Income taxes payable                                                                          11,039           6,434
Accrued liabilities                                                                           53,771          74,285
                                                                                           ---------       ---------
                   Total current liabilities                                                  95,162         214,777
Capital lease obligations                                                                        369           1,435
Convertible subordinated notes and debentures                                                106,913         106,913
Deferred income taxes                                                                        109,519           2,856
Other long-term liabilities                                                                    2,500           2,590
                                                                                           ---------       ---------
                   Total liabilities                                                         314,463         328,571
Minority interest                                                                               --             3,307
Stockholders' equity:
Preferred stock, $1.00 par value per share; 500
  shares authorized, none issued                                                                --              --
Common stock, $.01 par value per share; 50,000 shares
  authorized, 17,514 and 16,234 shares issued                                                    175             162
Additional paid-in capital                                                                   105,639          87,029
Retained earnings (deficit)                                                                  188,998         (61,977)
Unearned compensation relating to restricted stock awards                                        (75)            (82)
Treasury stock; -- and 78 shares of common stock at cost                                        --            (1,423)
Notes related to purchase of subsidiary stock                                                   --            (1,279)
Accumulated other comprehensive income (loss):
   Foreign currency translation                                                               (6,009)         (5,464)
   Unrealized holding gain on marketable securities, net of deferred taxes of $21,060         33,099            --
                                                                                           ---------       ---------
                   Total stockholders' equity                                                321,827          16,966
                                                                                           ---------       ---------
Commitments and contingencies (Note 19)                                                         --              --
                                                                                           ---------       ---------
                   Total liabilities and stockholders' equity                              $ 636,290       $ 348,844
                                                                                           =========       =========

          See accompanying notes to consolidated financial statements.

                       TELXON CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                     (In thousands except per share amounts)

                                                                                            YEAR ENDED MARCH 31,
                                                                                   -----------------------------------
                                                                                      2000         1999         1998
                                                                                   ---------    ---------    ---------
                                                                                                (RESTATED)   (RESTATED)
Revenues:
      Product, net                                                                 $ 284,706    $ 313,480    $ 378,310
      Customer service, net                                                           81,045       82,914       76,746
                                                                                   ---------    ---------    ---------
Total net revenues                                                                   365,751      396,394      455,056

Cost of revenues:
      Product                                                                        234,616      246,125      222,990
      Customer service                                                                50,266       55,078       48,836
                                                                                   ---------    ---------    ---------
Total cost of revenues                                                               284,882      301,203      271,826

Gross profit:
      Product                                                                         50,090       67,355      155,320
      Customer service                                                                30,779       27,836       27,910
                                                                                   ---------    ---------    ---------
Total gross profit                                                                    80,869       95,191      183,230

Operating expenses:
      Selling expenses                                                                79,237       96,109       82,054
      Product development and engineering expenses                                    28,828       42,986       37,500
      General & administrative expenses                                               63,167       54,923       39,462
      Asset impairment charge                                                           --           --          6,069
      Unconsummated business combination costs                                          --          8,070         --
                                                                                   ---------    ---------    ---------
Total operating expenses                                                             171,232      202,088      165,085

(Loss) income from operations                                                        (90,363)    (106,897)      18,145

Interest income                                                                          652          801        1,573
Interest expense                                                                     (14,070)      (9,872)      (7,181)
                                                                                   ---------    ---------    ---------

(Loss)income before other non-operating income (expense), income taxes, extraordinary item and cumulative effect of
      an accounting change                                                          (103,781)    (115,968)      12,537

Gain on sale of subsidiary stock                                                      32,025          340        1,637
Gain on marketable securities                                                        396,161         --           --
Other non-operating income (expense)                                                     539         (754)      (1,012)
                                                                                   ---------    ---------    ---------

Income (loss) before income taxes, extraordinary item and
      cumulative effect of an accounting change                                      324,944     (116,382)      13,162

Provision for income taxes                                                            72,833       18,624        5,963
                                                                                   ---------    ---------    ---------

Income (loss) before extraordinary item and cumulative effect
      of an accounting change                                                        252,111     (135,006)       7,199

Extraordinary item for debt extinguishment, net of tax                                 1,113         --           --
                                                                                   ---------    ---------    ---------

Income (loss) before cumulative effect of
      an accounting change                                                           250,998     (135,006)       7,199

Cumulative effect of an accounting change,
      net of tax                                                                        --           --          1,016
                                                                                   ---------    ---------    ---------


Net income (loss)                                                                  $ 250,998    $(135,006)   $   6,183
                                                                                   =========    =========    =========

Income(loss) per common share before extraordinary item and cumulative effect of an accounting change:
                 Basic                                                             $   15.41    $   (8.38)   $    0.45
                 Diluted                                                           $   15.16    $   (8.38)   $    0.44
Extraordinary item:
                 Basic                                                             $   (0.07)   $    --      $    --
                 Diluted                                                           $   (0.07)   $    --      $    --
Income (loss) per common share before cumulative effect of an accounting change:
                 Basic                                                             $   15.34    $   (8.38)   $    0.45
                 Diluted                                                           $   15.09    $   (8.38)   $    0.44
Cumulative effect of an accounting change:
                 Basic                                                             $    --      $    --      $   (0.06)
                 Diluted                                                           $    --      $    --      $   (0.06)
Net income (loss) per share:
                 Basic                                                             $   15.34    $   (8.38)   $    0.39
                 Diluted                                                           $   15.09    $   (8.38)   $    0.38
Average number of common shares outstanding:
                 Basic                                                                16,362       16,108       15,809
                 Diluted                                                              16,628       16,108       16,317

Other comprehensive income (loss):
                 Net income (loss)                                                 $ 250,998    $(135,006)   $   6,183
                 Foreign currency translation adjustment                                (545)        (535)      (2,286)
                 Unrealized holding gain on marketable securities                     33,099         --           --
                                                                                   ---------    ---------    ---------
Total comprehensive income (loss)                                                  $ 283,552    $(135,541)   $   3,897
                                                                                   =========    =========    =========


          See accompanying notes to consolidated financial statements.

                       TELXON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                        YEAR ENDED MARCH 31,
                                                               -------------------------------------
                                                                 2000          1999         1998
                                                                 ----          ----         ----
                                                                            (RESTATED)   (RESTATED)
Cash flows from operating activities:

Net income (loss)                                              $ 250,998    $(135,006)   $   6,183
Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
Cumulative effect of an accounting change                           --           --          2,176
Depreciation and amortization                                     28,583       29,174       26,872
Amortization of restricted stock awards, net                         447          152          199
Non-cash stock compensation expense, net of minority
     interest impact in 1999                                         615        2,340         --
Provision for doubtful accounts                                    5,080        7,752        3,038
Provision for sales returns and allowances                        11,097       54,000       13,310
Provision for inventory obsolescence                              30,673       37,430        4,999
Deferred income taxes                                             62,817        9,525       (3,306)
Gain on sale of non-marketable investment                           (761)        --           --
Gain on marketable securities                                   (396,161)        --           --
Gain on sale of subsidiary and subsidiary stock                  (32,025)      (1,240)      (1,637)
Gain on sale of assets                                              --            (88)        (669)
Asset impairment charge                                              381         --          6,069
Equity in earnings of affiliate                                   (1,066)        --           --
Loss related to carrying value of non-marketable investments       1,558        2,094         --
Loss on disposal of assets                                           123         --            800
Minority interest                                                   --           (258)         659
Change in operating assets and liabilities:
     Accounts and notes receivable                                (9,617)     (24,894)     (19,496)
     Inventories                                                   5,357      (39,229)     (35,694)
     Prepaid expenses and other current assets                     1,364        2,408        2,094
     Intangibles and other assets                                    347         (833)       1,254
     Accounts payable and accrued liabilities                    (39,534)      29,305        3,333
     Income taxes payable                                          4,645        3,791         (456)
     Other long-term liabilities                                    (225)      (4,039)      (2,913)
                                                               ---------    ---------    ---------
Net cash (used in) provided by operating activities              (75,304)     (27,616)       6,815

Cash flows from investing activities:

Proceeds from the sale of assets                                    --           --          5,444
Proceeds from the sale of subsidiary stock, net of cash           17,211          700        3,100
Proceeds from the sale of marketable equity security             149,995         --           --
Additions to property and equipment                              (13,159)     (36,024)     (26,490)
Software investments                                              (4,501)      (3,781)      (6,936)
Purchase of non-marketable investments                              --           (795)      (5,600)
Additions to long-term notes receivable                             --           --           (580)
Proceeds from the sale of non-marketable investments               3,527          929        1,033
Repurchase of subsidiary stock                                    (3,142)      (1,950)        --
                                                               ---------    ---------    ---------
Net cash provided by (used in) investing activities              149,931      (40,921)     (30,029)

Cash flows from financing activities:

Notes payable, net                                                26,536       65,567        2,567
Extinguishment of credit facilities, short-term                 (114,930)        --           --
Proceeds from short term bridge loan                              20,000         --           --
Extinguishment of credit facility, long-term                     (10,100)        --           --
Proceeds from long-term credit facility                           14,394         --           --
Principal payments on long-term credit facility                   (1,967)        --           --
Principal payments on capital leases                              (2,014)        (884)        (832)
Debt issue costs and waiver fees paid                             (2,690)      (1,150)         (24)
Early debt termination fee paid                                   (1,500)        --           --
Proceeds from the sale of common stock                             2,616         --           --
Proceeds from the exercise of stock options                        7,197        1,397        9,190
Purchase of treasury stock                                          --         (1,202)      (5,070)
Payment of cash dividends                                           --           (162)        (162)
                                                               ---------    ---------    ---------
Net cash (used in) provided by financing activities              (62,458)      63,566        5,669

Effect of exchange rate changes on cash                             (431)         (70)        (341)
                                                               ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents              11,738       (5,041)     (17,886)
Cash and cash equivalents at beginning of year                    22,459       27,500       45,386
                                                               ---------    ---------    ---------
Cash and cash equivalents at end of year                       $  34,197    $  22,459    $  27,500
                                                               =========    =========    =========

          See accompanying notes to consolidated financial statements.

                       TELXON CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (In thousands except share and per share amounts)





                                                                            UNEARNED               NOTES       FOREIGN
                                                ADDITIONAL   RETAINED    COMPENSATION   TREASURY  RELATED TO  CURRENCY   UNREALIZED
                                        COMMON   PAID-IN     EARNINGS     RESTRICTED    STOCK AT   SALE OF   TRANSLATION  HOLDING
                                         STOCK    CAPITAL     (DEFICIT)       STOCK       COST     STOCK     ADJUSTMENT    GAIN
                                        ------  ----------   ---------   ------------   --------  ---------- ----------- ----------

Balance at March 31, 1997                 $162    $ 86,810     $ 68,083       $ (210)     $ (8,534) $(1,295)   $(2,643)  $     -
Exercise of non-qualified stock
   options, including tax benefit            -         370         (813)           -         9,634        -          -         -
Amortization of restricted stock             -           -            -          199             -        -          -         -
Grants of restricted stock                   -         482            -         (482)            -        -          -         -
Repurchase of common stock
  (294,200 shares)                           -           -            -            -        (5,070)       -          -         -
Reissue of treasury stock under employee
   stock purchase plan (57,112 shares)       -        (173)           -            -           908        -          -         -
Notes receivable related to sale of
   subsidiary stock                          -           -            -            -             -       16          -         -
Currency translation adjustment              -           -            -            -             -        -     (2,286)        -
Dividends paid ($.01 per common share)       -           -         (162)           -             -        -          -         -
Net income for 1998 (Restated)               -           -        6,183            -             -        -          -         -
                                       --------   --------    ---------      --------       ------  -------    -------   -------
Balance at March 31, 1998 (Restated)       162      87,489       73,291         (493)       (3,062)  (1,279)    (4,929)        -
Conversion of debentures                     -         311            -            -             -        -          -         -
Exercise of non-qualified stock options,
   including tax benefit                     -         (81)        (100)           -         1,578        -          -         -
Forfeiture of restricted stock               -        (259)           -          259             -        -          -         -
Amortization of restricted stock             -           -            -          152             -        -          -         -
Retirement of common stock
   (63,300 shares)                           -        (113)           -            -        (1,089)       -          -         -
Reissue of treasury stock under
   employee stock purchase plan
   (52,999 shares)                           -        (318)           -            -         1,150        -          -         -
Currency translation adjustment              -           -            -            -             -        -       (535)        -
Dividends paid ($.01 per
   common share)                             -           -         (162)           -             -        -          -         -
Net loss for 1999 (Restated)                 -           -     (135,006)           -             -        -          -         -
                                       --------   --------  -----------     --------        ------  -------    -------   -------
Balance at March 31, 1999                  162      87,029      (61,977)         (82)       (1,423)  (1,279)    (5,464)        -
Exercise of non-qualified stock
   options, including tax benefit            4       7,099          (23)           -             -        -          -         -
Compensation expense related to
   vested stock options issued
   below fair market value                   -         278            -            -             -        -          -         -
Grants of restricted stock                   1         480            -         (481)            -        -          -         -
Forfeiture of restricted stock               -         (41)           -           41             -        -          -         -
Amortization of restricted stock             -           -            -          447             -        -          -         -
Issuance of shares related to
   repurchase of subsidiary stock
   (477,790 shares), net
   of surrendered options                    5       8,864            -            -             -        -          -         -
Notes receivable repayment
   related to the sale of subsidiary
   stock                                     -           -            -            -             -        -          -         -
Issuance of shares to officer
   (300,000 shares)                          3       2,613            -            -             -    1,279          -         -
Reissue of treasury stock under
   employee stock purchase plan
   (74,543 shares)                           -        (918)           -            -             -        -          -         -
Issuance of shares for employee
   stock purchase plan                       -         235            -            -         1,423        -          -         -
Unrealized holding gain related to
   marketable securities                     -           -            -            -             -        -          -    33,099
Effect of deconsolidation of Aironet         -           -            -            -             -        -       (726)        -
Currency translation adjustment              -           -            -            -             -        -        181         -
Net income for 2000                          -           -      250,998            -             -        -          -         -

                                       --------   --------     --------     --------       -------  -------    -------   -------
Balance at March 31, 2000                 $175    $105,639     $188,998        $ (75)      $     -  $     -    $(6,009)  $33,099
                                      =========   ========     ========     ========       =======  =======    =======   =======

          See accompanying notes to consolidated financial statements.

                      TELXON CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    In Thousands (except per share amounts)
                      (2000, (1999, and 1998 As Restated))


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The Company's consolidated financial statements include the financial statements of Telxon Corporation and its wholly owned and majority-owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in consolidation.

As discussed in Note 17 - Divestitures and Subsidiary Stock Transactions, during fiscal 2000, the Company and its former subsidiary, Aironet Wireless Communications, Inc. ("Aironet"), sold shares of Aironet's voting common stock on the NASDAQ National Market in an initial public offering ("IPO"). As a result of the IPO, the Company's percentage interest in the voting common stock of Aironet was approximately 35%. As such, the Company has ceased to consolidate the results of Aironet as of April 1, 1999, the beginning of the Company's 2000 fiscal year. From that date until the consummation of the acquisition through merger of Aironet by Cisco Systems Inc. ("Cisco") in March 2000, the Company accounted for the results of Aironet under the equity method of accounting in accordance with the provisions of Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock" ("APB 18"). The results of Aironet are included in the Company's fiscal 1999 and 1998 consolidated financial statements. Subsequent to the merger of Aironet and Cisco, the Company's investment in Cisco common stock has been accounted for at fair value under the guidelines of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115")(See Note 7 - Marketable Securities and Derivatives).

MINORITY INTERESTS

For purposes of the Consolidated Balance Sheets, minority interests represent the unaffiliated stockholders' interests in the cumulative earnings of the subsidiary. For purposes of the Consolidated Statement of Operations, minority interests are included in other non-operating income (expense).

At March 31, 1999 the Company recorded minority interests of approximately $5,233 related to Aironet. The consideration received for such common stock, and the common stock of the Company's Metanetics Corporation ("Metanetics") subsidiary, a licensor and developer of image processing technology, included notes receivable. As such, the amount of these notes receivable has been offset against the minority interests and then recorded as a separate component of stockholders' equity (where amounts exceeded the minority interests). The aggregate amount of such notes receivable offset against minority interest was $1,926 at March 31, 1999. Refer to Note 17 - Divestitures and Subsidiary Stock Transactions for additional details on sales of Aironet and Metanetics common stock.

FOREIGN CURRENCY TRANSLATION

The financial statements of foreign operations are translated into U.S. dollars using the local currency as the functional currency in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"). Accordingly, all assets and liabilities are translated at current rates of exchange, and operating transactions are translated at monthly weighted average rates during the year. The translation gains and losses are accumulated as a separate component of stockholders' equity until realized. There were no income taxes allocated to the translation adjustments or to the transaction gains or losses in 2000, 1999 and 1998. Net transaction gains or losses are included in results of operations as general and administrative expenses and were not material in 2000, 1999 and 1998.

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)


FORWARD FOREIGN CURRENCY EXCHANGE CONTRACTS

The Company may enter into forward foreign currency exchange contracts from time to time with reputable financial institutions. These contracts generally involve the exchange of one currency for a second currency at some future date, to hedge against the impact of changes in foreign currency exchange rates on specific foreign currency commitments. Losses on foreign currency exchange contracts are recognized as incurred based upon changes in the fair value of the underlying contracts where such losses would lead to recognition of losses in later periods. Refer to Note 14 - Fair Value of Financial Instruments, for additional details on forward foreign currency exchange contracts.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for derivative financial instruments in accordance with the FASB Statement of Financial Accounting Standards No. 80, "Accounting for Future Contracts"("SFAS 80") and related interpretations.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments, which are both readily convertible to cash and have an original maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE AND DEFERRED REVENUE

Accounts receivable are reduced to net realizable value through allowances for doubtful accounts and sales returns and allowances. Management provides for doubtful accounts based upon historical bad debt write-off experience and the Company's average aging of its accounts receivable. Additionally, specific doubtful accounts are provided for when losses are known. The Company also provides for general sales returns and allowances based upon historical product return experience. Specific product returns are provided for when known.


If payment has been received from a customer, but revenue has been deferred, the net deferred credit is recorded as a current accrued liability on the consolidated balance sheets under the caption "Accrued Liabilities". Revenues for which recognition has been deferred further reduce accounts receivable.

Consolidated net revenues for fiscal 2000 included revenues of $56,800 related to a large domestic retailer. Revenues related to this one customer accounted for 15.5% of the Company's consolidated revenues for fiscal 2000. Revenues to this customer were principally in the U.S. segment. No customer accounted for 10% or more of total revenues in fiscal 1999 or 1998.

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

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)


INVENTORIES

Inventories are stated at the lower of FIFO (first-in, first-out) cost or market. Inventories include material, labor and overhead costs for manufactured products.

The Company's inventories are stated at their net realizable value and are carried at cost less allowances for excess and obsolete products and allowances for adjustments related to market values that are below historical inventory cost. The Company is subject to a high degree of technological change in market and customer demands. The Company therefore continually monitors its inventories for excess and obsolete items based upon a combination of historical usage and forecasted usage of such inventories. Additionally, specific inventory provisions are made when existing facts and circumstances indicate that the subject inventory will not be utilized, or its carrying value realized.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at historical cost and depreciated over the estimated useful lives of the assets using the straight-line method for financial reporting purposes. The ranges of the estimated useful lives are: buildings, 19-25 years; machinery and equipment, furniture and fixtures, and transportation equipment, 3-10 years; enterprise-wide business system, 7 years; marketing and customer service equipment and tooling, 3 years; and the shorter of the useful life of the asset or the life of the lease for leasehold improvements. Gains and losses from the sale or retirement and charges related to the impairment of property and equipment are included in results of operations.

INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities are recorded at fair market value in accordance with the SFAS 115. The Company has classified its investment in Cisco as "available for sale" marketable securities based upon the Company's intent of not engaging in the frequent buying and selling of the securities or the generation of profit resulting from short-term differences in price related to the securities and management's current intent to hold the stock for at least a year. In accordance with SFAS 115, realized gains and losses are included in the consolidated statement of operations and unrealized holding gains and losses related to "available for sale" marketable securities are included in stockholders' equity and comprehensive income (loss).

SOFTWARE COSTS, INTANGIBLES AND OTHER ASSETS

Software costs are capitalized in accordance with the Statement of Financial Accounting Standards 86, "Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS 86") and are included in intangibles and other assets in the accompanying consolidated balance sheets. Purchased computer software is capitalized and amortized for both financial and tax reporting purposes, using the straight-line method, over the expected useful life of the software, generally three years. Similarly, internally developed computer software for sale or lease is capitalized and amortized for financial reporting purposes using the straight-line method over three years. For tax purposes, these costs are generally expensed as incurred, although certain of these costs have been capitalized and will be amortized using the straight-line method over three years.

The excess of the purchase cost over the fair value of net assets acquired in an acquisition (goodwill) is included in intangibles and other assets in the accompanying consolidated balance sheets. Goodwill is amortized on a straight-line basis over three years. The Company periodically reviews goodwill to assess

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

recoverability by comparing the carrying amount to expected undiscounted future cash flows. Impairments, if any, would be recognized in results of operations if a permanent reduction in value were to occur.

Non-compete agreements, deferred financing costs and license agreements have also been included in intangibles and other assets in the accompanying consolidated balance sheets. Non-compete and license agreements are amortized on a straight-line basis over the life of the related contract. Deferred financing costs are amortized on a straight-line basis over the life of the related debt, with accelerated amortization recorded on any indebtedness retired prior to its scheduled maturity. All other assets included in intangible and other assets are recorded at cost and are amortized on a straight-line basis over their expected useful lives.

LONG-LIVED ASSETS

The Company reviews all long-lived assets, including property and equipment, software and intangible and other assets for impairment in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" ("SFAS 121").

REVENUE RECOGNITION

Revenues from computer hardware sales and software licenses to end-user customers are generally recognized upon shipment and title transfer. However, recognition of revenue is delayed until installation and customer acceptance if one or more of the following conditions exist: 1) the Company provides professional services to install its products at the customer's site(s), 2) the Company integrates software with its hardware, or 3) there are substantial acceptance criteria incorporated in the underlying sales agreement. If the Company provides professional services to its customers over a period of time together with its hardware and software, revenue is recognized on the entire contract using the percentage-of-completion (unit of delivery) method.

The delay in the recognition of revenue in the instances described above is due to the nature of the Company's product. Hardware, software and professional services when offered by the Company to its customers in specific transactions are all essential to the operation of the product and therefore they must all be present for the earnings process to be complete. Therefore, the Company only recognizes revenue related to these specific transactions when all of these elements are completed, delivered to and accepted by the customer.

The Company recognizes product revenue where all of the following criteria of Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), are met:
1) there is persuasive evidence of an arrangement based upon obtaining the Company's required written contract with customers prior to shipment 2) delivery of the Company's product has occurred based upon the Company's required evidence of shipment or installation (as applicable) of its product 3) the terms of the Company's arrangement with the customer are fixed and determinable based upon written specific contract terms and 4) collection of the related accounts receivable is probable based upon the Company's review of the customers credit history and financial standing. The Company also provides its customers with solutions that contain multiple revenue elements, including hardware, software, customer services and professional services. Each of the elements of such solutions are priced at fair value as determined by the price of the element as sold separately.

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

The Company provides professional services to its customers. These services consist of site surveys, project management, installation and training services related to the delivery of the Company's products and systems to the customer. Because professional services are an integral component of the Company's products when the services are provided by the Company to a customer, the Company only recognizes related revenue in accordance with the criteria stated above and does not segregate the recognition of professional services from the other related revenue elements. Professional services account for a relatively insignificant portion of consolidated revenues.

In instances where the Company recognizes revenue under the units of delivery, the Company requires formal customer acceptance of the Company's installation of the product at each customer location, evidenced by signed installation documentation.

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

Revenues from computer hardware sales and software licenses to Value Added Distributors ("VADs") and Value Added Resellers ("VARs") are generally recognized upon shipment and title transfer. Allowances are recorded to provide for future sales returns, price protection credits and stock balancing credits. These allowances are based upon historical experience with this class of customer and specific circumstances surrounding particular transactions.

In accordance with SOP 97-2, revenues from custom application software sales are recognized using the percentage-of-completion or completed contract method, whichever is more appropriate.

Revenues from customer service maintenance contracts are recognized on a straight-line basis over the terms of such contracts.

PRODUCT WARRANTIES

The Company provides end-user customers with warranties of varying terms, depending upon model types and specific customer arrangements. Warranty periods generally extend from three months to one year. Estimated warranty obligations are accrued at the time of sale based upon historical experience by product. The Company's warranty accrual is classified as a current liability on the accompanying consolidated balance sheets.

PRODUCT DEVELOPMENT AND ENGINEERING EXPENSES

Expenditures for the development and engineering of products are expensed as incurred in accordance with the requirements of Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs" ("SFAS 2"). Product development and engineering expenses are expensed as incurred for both financial and tax-reporting purposes until products reach technological feasibility under SFAS 86. Included in the product development and engineering expenses line item in the accompanying consolidated statements of operations are research and development costs of $25,726, $29,518 and $32,402 for fiscal years 2000, 1999 and 1998, respectively.

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

DEFINED CONTRIBUTION PLAN

The Company sponsors a discretionary defined contribution plan. Participation in the plan is available to all domestic employees of the Company. Company contributions to the plan are based on a percentage of employee contributions as per the plan provisions. Company contributions totaled $1,383, $1,626 and $1,633 in fiscal 2000, 1999 and 1998, respectively.

STOCK OPTION AND STOCK PURCHASE PLANS

Stock options, which are granted to employees and non-employee directors at the quoted closing market price of the Company's common stock as of the last trading day prior to the grant date, and stock purchased by eligible employees under the Company's employee stock purchase plan are accounted for under APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Employee Stock Purchase Plan meets the criteria of a non-compensatory plan under APB 25. The Company has elected the disclosure provisions of the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and has reported the fair value of stock-based compensation expense within a proforma presentation. See Note 11 - Stock Options and Restricted Stock.

EARNINGS PER SHARE

Computations of basic and diluted earnings per share of common stock have been made in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). All securities having an anti-dilutive effect on earnings per share have been excluded from such computations. Common stock purchase rights outstanding under the Company's stockholder rights plan, which potentially have a dilutive effect, have been excluded from the weighted common shares computation as preconditions to the exercisablity of such rights were not satisfied.

           Reconciliation of Numerators and Denominators of the Basic
                          and Diluted EPS Computations
                     (In thousands except per share amounts)

In the following table, net income (loss) represents the numerator, and the shares represent the denominator, in the earnings per share calculation.

                                          FOR YEAR ENDED                   FOR YEAR ENDED                   FOR YEAR ENDED
                                          MARCH 31, 2000                   MARCH 31, 1999                   MARCH 31, 1998
                                                                             (RESTATED)                       (RESTATED)
                                  ------------------------------- ---------------------------------- -----------------------------

                                                          PER                               PER                            PER
                                     NET                 SHARE        NET                  SHARE        NET               SHARE
                                    INCOME     SHARES    AMOUNT       LOSS       SHARES    AMOUNT     INCOME    SHARES    AMOUNT
                                  -----------  ------   --------- -------------  ------   ---------- ---------  ------   ---------

Net income (loss)                  $250,998                        $(135,006)                         $6,183
                                   ========                        =========                          ======

BASIC EPS
Income (loss)available to
   common stockholders             $250,998    16,362    $15.34    $(135,006)    16,108    $(8.38)    $6,183    15,809     $.39
                                   --------              ------    ---------               ------     ------               ----

EFFECT OF DILUTIVE SECURITIES
Options                                           266                              --                              508
                                               ------                            ------                         ------

DILUTED EPS
Income(loss) available to
   stockholders of common shares
   and common share equivalents    $250,998    16,628    $15.09    $(135,006)    16,108    $(8.38)    $6,183    16,317     $.38
                                   ========    ======    ======    =========     ======    ======     ======    ======     ====

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

Options to purchase 1,659,879 shares of common stock at a weighted-average exercise price of $19.79 per share were outstanding at March 31, 2000, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price for the common shares during the period.

Options to purchase 3,457,625 shares of common stock at a weighted-average exercise price of $17.12 per share were outstanding at March 31, 1999, but were not included in the computation of diluted earnings per share because the options would have had an anti-dilutive effect on the net loss per year.

Options to purchase 958,101 shares of common stock at a weighted-average exercise price of $23.73 per share were outstanding at March 31, 1998, but were not included in the computation of diluted earnings per share for the fiscal year then ended because the options' exercise prices were greater than the average market price for the common shares during the period.

The shares issuable upon conversion of Telxon's 5-3/4% Convertible Subordinated Notes and 7-1/2% Convertible Subordinated Debentures were omitted from the diluted earnings per share calculations because their inclusion would have had an anti-dilutive effect on earnings for the fiscal years ended March 31, 1999 and 1998. For fiscal 2000, a precondition for conversion related to the debentures was not satisfied; therefore the potential dilutive effect of these debentures has also been omitted for the diluted earnings per share calculations.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONTINGENT AND UNUSUAL ITEMS

Contingent and unusual items are expensed as incurred when events giving rise to such items are probable and the amounts are estimable in accordance with the requirements of Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS 5").

During fiscal 2000, the Company recorded an estimated loss of $2,023 on a product sales contract with a significant domestic retail customer under the requirements of SFAS 5. The contract will result in a probable aggregate loss based on the fair value assigned to trade in-units as compared to the product revenue allowance given. The net realizable value of these units was negatively impacted by the Company's supply of the traded-in units as compared to demand for those products. The contract was entered into and structured in order to meet that customer's demands.

The net product revenues and cost of product revenues recorded on the contract for fiscal 2000 were $3,142 and $5,165, respectively. In connection with the recording of the loss on the contract, the accrual for the allowances due of $3,523 has been recorded as an accrued liability as of March 31, 2000 on the accompanying Consolidated Balance Sheets. The amount of the accrual noted above is $1,500 greater than the loss recognized on the contract as of March 31, 2000. This difference is due to provisions and accruals recorded to offset gross profit

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

earned, excluding allowances given, upon the shipment of products to the customer during fiscal 2000. The delivery of the Company's product called for in the contract to the customer will occur over the next two fiscal quarters. Total net product revenues and costs of product revenues under the contract are expected to be $15,077 and $17,100, respectively.

RECLASSIFICATIONS

Certain items in the fiscal 1999 and 1998 consolidated financial statements and notes thereto have been reclassified to conform to the fiscal 2000 presentation.


NOTE 2 - FINANCIAL RESULTS AND LIQUIDITY

The Company incurred net losses from operations in both fiscal 2000 and 1999 of $90,363 and $106,897. The Company has also experienced decreases in consolidated revenues of $30,643 and $58,662 in fiscal 2000 and fiscal 1999 as compared to the prior fiscal periods. Cash flows used in operations were $75,304 and $27,616 for fiscal 2000 and fiscal 1999, respectively. The Company's primary source of cash flows for fiscal 2000 was the sale of a portion of the Company's holdings of Cisco common stock for $150,000. The primary source of cash flows for fiscal 1999 was net borrowings under its credit facilities (including product-financing arrangements) which aggregated $65,567. With the proceeds from the sale of the Cisco shares in fiscal 2000, the Company extinguished the short-term and long-term debt outstanding on its credit facility and terminated that credit agreement. The Company also entered into a new credit and pledge agreement to replace its former credit facility. This credit and pledge agreement contains more favorable financial terms for the Company. The maximum borrowing on this new agreement is $236,000. The Company has no short-term debt outstanding at March 31, 2000. The Company also paid significant amounts of accounts payable and accrued liabilities in order to enhance the Company's relations with vendors and to increase its financial flexibility.

The Company's stockholders' equity and working capital at March 31, 2000 were $321,827 and $125,949. These amounts compare to stockholders' equity and working capital at March 31, 1999 of $16,966 and $34,275, respectively. Although the Company has incurred a loss from operations during fiscal 2000, the Company recorded significant non-operating gains related to the sale of subsidiary stock and the merger of its former Aironet subsidiary with Cisco of $32,025 and $396,161, respectively. At March 31, 2000, the Company holds $321,863 of Cisco common stock, at fair value. Additionally, at March 31, 2000, these securities were adjusted to fair market value through equity and comprehensive income by $54,159, $33,099 after tax.

Management believes that the Company currently has the financial wherewithal and liquidity to execute its business plan, and if successfully executed, this business plan can significantly improve the Company's operations and financial results. The continued support of the Company's vendors, customers, lenders, stockholders and employees will continue to be key to the Company's future success.

NOTE 3 - RESTATEMENT

On February 23, 1999, the Company announced that, having completed the review of certain judgmental accounting matters with the Company's then outside auditors, it would restate its previously issued financial statements for the fiscal years 1998, 1997 and 1996, and its unaudited interim financial statements for the first and

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

second quarters of fiscal 1999. Additionally, the Company announced on June 16, 1999, that it would further restate its unaudited results for the second quarter of fiscal 1999. The accompanying consolidated financial statements and the information shown below as "As Previously Reported" for fiscal 1999 and 1998 reflect those restatements.

On June 29, 2000, the Company announced that it would be further restating its fiscal 1999 and 1998 financial results. This restatement was based on the completion of a review of recently uncovered documentary evidence relating to side agreements made during the fourth quarter of fiscal 1998 with a VAD. These side agreements provided the VAD with complete rights of return for certain subject goods, rights to require the repurchase of the subject goods and rights to require the Company to pay the carrying costs of the subject goods. The amount of revenues and costs of revenues subject to these side agreements were $8,100 and $4,860, respectively. As a result of these side agreements, revenue should more appropriately be recognized on the sell-through basis. The VAD did not resell all of the subject goods. All of the goods were either sold through or returned to the Company for credit in the amounts of $4,941 and $3,159 during the first and second quarters of fiscal 1999, respectively. Since no revenue reductions should have been recorded in fiscal 1999 related to the subject goods that were returned, the correction of these revenue transactions increased the consolidated revenues recorded for that fiscal year. The related income tax impact of $1,264 has been recorded in each fiscal period to reflect the income tax consequences of the restatement adjustment described above. Since the impacts of the adjustments noted above have the effect of decreasing fiscal 1998 net income by $1,976 and increasing fiscal 1999 net income by that same amount, the March 31, 1999 Consolidated Balance Sheet, including stockholders' equity, remains unchanged.

A summary of the effects of this restatement of the Company's Consolidated Statements of Operations for the years ended March 31, 1999 and 1998 follows. Also presented below is a summary of the effects of the restatement adjustments on the Consolidated Balance Sheet as of March 31, 1998(in thousands, except per share data):


CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Year Ended March 31,
                                                                 1999                          1998
                                                      ------------------------        -----------------------
                                                          As                              As
                                                      Previously                      Previously
                                                       Reported       Restated         Reported      Restated
                                                      ----------      --------        ----------     --------
Revenues:
   Product, net                                        $305,380       $313,480         $386,410      $378,310
   Customer service, net                                 82,914         82,914           76,746        76,746
                                                       --------       --------         --------       -------
Total net revenues                                      388,294        396,394          463,156       455,056

Cost of revenues:
   Product                                              241,265        246,125          227,850       222,990
   Customer service                                      55,078         55,078           48,836        48,836
                                                       --------       --------         --------      --------
Total cost of revenues                                  296,343        301,203          276,686       271,826
                                                       --------       --------         --------      --------

Gross profit                                             91,951         95,191          186,470       183,230

Operating expenses:
   Selling expenses                                      96,109         96,109           82,054        82,054
   Product development and
      engineering expenses                               42,986         42,986           37,500        37,500
   General & administrative
      expenses                                           54,923         54,923           39,462        39,462
   Asset impairment charge                                   --             --            6,069         6,069
   Unconsummated business
      combination costs                                   8,070          8,070               --            --
                                                       --------       --------         --------      --------

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

Total operating expenses                                202,088          202,088          165,085       165,085

(Loss) income from operations                          (110,137)        (106,897)          21,385        18,145

Interest income                                             801              801            1,573         1,573
Interest expense                                         (9,872)          (9,872)          (7,181)       (7,181)
Gain on sale of subsidiary stock                            340              340            1,637         1,637
Other non-operating expense                                (754)            (754)          (1,012)       (1,012)
                                                        -------         --------         ---------     ---------

(Loss) income before income
   taxes                                               (119,622)        (116,382)          16,402        13,162

Provision for income taxes                               17,360           18,624            7,227         5,963
                                                       --------        ---------         --------      --------

(Loss) income before
   cumulative effect of an
   accounting change                                   (136,982)        (135,006)           9,175         7,199

Cumulative effect, net of tax                                --               --            1,016         1,016
                                                       --------         --------         --------      --------

Net (loss) income                                     $(136,982)       $(135,006)        $  8,159      $  6,183
                                                      ==========       ==========        ========      ========

(Loss) income per share before cumulative effect
   of an accounting change:
      Basic                                              $(8.50)          $(8.38)            $.58          $.45
      Diluted                                            $(8.50)          $(8.38)            $.56          $.44
Cumulative effect:
      Basic                                                 $--              $--            $(.06)        $(.06)
      Diluted                                               $--              $--            $(.06)        $(.06)
Net income (loss) per share:
      Basic                                              $(8.50)          $(8.38)            $.52          $.39
      Diluted                                            $(8.50)          $(8.38)            $.50          $.38
Average number of common shares outstanding:
      Basic                                              16,108           16,108           15,809        15,809
      Diluted                                            16,108           16,108           16,317        16,317


CONSOLIDATED BALANCE SHEETS

                                                                                          March 31, 1998
                                                                                       --------------------
                                                                                           As
                                                                                       Previously
                                                                                        Reported   Restated
                                                                                       ----------  --------

ASSETS
Current assets:
   Cash   (including cash equivalents of $6,778
      and $6,778)                                                                        $ 27,500   $ 27,500
   Accounts receivable, net                                                               121,932    113,832
   Notes and other accounts receivable                                                     15,753     15,753
   Inventories                                                                            109,935    114,795
   Prepaid expenses and other current assets                                               16,084     16,084
                                                                                         --------   --------
      Total current assets                                                                291,204    287,964
Property and equipment, net                                                                53,969     53,969
Intangibles and other assets, net                                                          33,292     33,292
                                                                                         --------   --------
      Total assets                                                                       $378,465   $375,225
                                                                                         ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                                         $  3,000         $  3,000

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

   Capital lease obligations due within one year                                              968             968
   Accounts payable                                                                        58,634          58,634
   Income taxes payable                                                                     3,466           2,202
   Accrued liabilities                                                                     41,988          41,988
                                                                                         --------        --------
      Total current liabilities                                                           108,056         106,792
Capital lease obligations                                                                   1,876           1,876
Convertible subordinated notes and debentures                                             107,224         107,224
Other long-term liabilities                                                                 6,867           6,867
                                                                                         --------        --------
      Total liabilities                                                                   224,023         222,759

Minority interest                                                                           1,287           1,287

Stockholders' equity:
   Preferred Stock, $1.00 par value per share; 500
      shares authorized, none issued                                                           --              --
   Common Stock, $.01 par value per share; 50,000
      shares authorized, 16,219 and 16,219 issued                                             162             162
Additional paid-in capital                                                                 87,489          87,489
Retained earnings                                                                          75,267          73,291
Equity adjustment for foreign currency
   translation                                                                             (4,929)         (4,929)
Unearned compensation relating to restricted stock
   awards                                                                                    (493)           (493)
Treasury stock; 162 and 162 shares of
   common stock at cost                                                                    (3,062)         (3,062)
Notes related to the purchase of subsidiary stock                                          (1,279)         (1,279)
                                                                                         ---------       --------
      Total stockholders' equity                                                          153,155         151,179
                                                                                         --------        --------
Commitments and contingencies                                                                  --              --
                                                                                         --------        --------
    Total liabilities and stockholders' equity                                           $378,465        $375,225
                                                                                         ========        ========



NOTE 4 - INVENTORIES

Inventories at March 31, consisted of the following:

                                                                                           2000          1999
                                                                                         --------     ---------
Purchased components                                                                     $46,514       $51,112
Work-in-process                                                                           21,404        32,360
Finished goods                                                                            14,005        45,577
                                                                                         --------     ---------
                                                                                         $81,923      $129,049
                                                                                         ========     =========

At March 31, 2000, inventory allowance accounts aggregated $40,457 and were composed of manufactured purchased components of $30,424, customer service spare parts and used equipment of $8,115 and international finished goods inventories of $1,918. In addition to the inventory allowance accounts, the Company has recorded accrued liabilities totaling $150 for purchase commitments to outside contract manufacturers for discontinued products and $2,600 for a loss on an inventory purchase commitment to a vendor.

Inventory allowance provisions for fiscal 2000 total $30,673 and were composed of manufacturing purchased components of $14,643, customer service spare parts and used equipment of $360, trade-in and remanufacturing inventory of $14,492 and international finished goods inventories of $1,178. The $14,643 provision for manufacturing purchased components was due to a reduction in shipments and expected demand for certain of the Company's older product lines and the Company's reassessment of the methodology which takes into account recent technological and market conditions including the impact of the introduction of new products. The $14,492 provision for trade-in and remanufacturing inventory was primarily due to a

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

reduction in the estimated net realizable value of existing inventory. The provision was the result of the acceptance of quantities in excess of projected demand of trade-in units of the Company's older products to satisfy a significant customer's requirements. The $1,178 provision for international finished goods was due to a write-down of the carrying value on older products.

Management disposes of excess and obsolete inventory as necessary and as manpower permits, although there are no formal programs to do so. During fiscal 2000, the Company disposed of $24,619 of excess and obsolete material. Of this amount $21,806 related to manufacturing purchased components, $1,770 related to the Company's customer service inventories and $1,043 related to the Company's international operations. There were no material recoveries related to the disposal of this material.

At March 31, 2000, the Company had $6,236 of finished goods inventory held at distributors and customers, and $10,107 of manufactured purchased components at contract manufacturers. At March 31, 1999, the Company had $25,733 of finished goods inventory held at distributors and customers, and $5,714 of manufactured purchased components at contract manufacturers. The decrease in the amount of finished goods held at distributors and customers was the result of revenue recognized, for previously deferred transactions, upon installation and customer acceptance of the Company's products. Additionally, the inventory value of finished goods due back from customers for product returns decreased in proportion to the decrease in the reserve for sales returns and allowances.

At March 31, 1999, the inventory allowance accounts were primarily composed of manufactured purchased components of $22,816, customer service spare parts and used equipment of $4,138 and international finished goods inventories of $1,892. The overall increase in the allowance accounts was due to provisions related to the discontinuance of several of the Company's products, including the PTC 1194, PTC 1124, PTC 1134, and PTC 1184 as well as other products. A number of factors arose during the later part of the year ended March 31, 1999 that contributed to management's decision to discontinue these products. These factors included the extended length of time the development cycle experienced with these products, customer acceptance issues related to products shipped and more advanced features contained in competing products. These factors led to a reduction in customer demand and a related backlog for these products. Additionally, the effort needed to modify the existing products to meet increased customer demands for performance features was determined to be cost prohibitive. Prior to the reduction in demand and the backlog related to these products, the Company believed that these products could be developed and sold successfully in the marketplace and pursued activities designed to bring this about. The Company discontinued the active marketing of these products in March 1999.

During the Company's analysis of these discontinued products, manufactured components that could be utilized to fulfill specific customer demands were retained and not provided for. Additionally, the Company continued to accept returned goods as trade-in units for revenue credit, and continued to sell these discontinued products as used or remanufactured product.

Provisions were made for manufactured components of $35,125, customer service spare parts and used equipment of $1,127 and international finished goods of $1,178. The provisions for remanufacturing obsolescence were made as revenues related to the Company's remanufacturing operations did not materialize as anticipated. During the fourth quarter of the fiscal year ended March 31, 1999, the Company significantly reduced its management emphasis on remanufacturing operations. Provisions for test

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

equipment held by customers were made as such inventory aged and was determined either not to be salable to such customers or able to be returned and utilized by the Company. During the year ended March 31, 1999, the Company reduced its shipments of test equipment to customers as a sales tool.

During fiscal 1999, the following amounts were scrapped: manufactured purchased components $3,676, international inventories of finished goods $484 and test equipment held at customers of $3,710. Recoveries that were related to the disposition of such inventory were immaterial.


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, consisted of the following:

                                                                                            2000        1999
                                                                                          --------   ---------

      Equipment                                                                           $ 46,970    $ 65,471
      Enterprise-wide business system, including
         capitalized interest of $2,021 and $1,486,
         respectively                                                                       33,594      28,122
      Tooling                                                                               17,273      30,888
      Furniture and office equipment                                                        19,023      18,241
      Capital lease assets and other                                                         1,707       5,537
      Buildings, improvements and leasehold interest                                        11,827      11,836
      Leasehold improvements                                                                 8,922      10,028
      Land                                                                                   1,978       1,978
                                                                                          --------    --------
      Total cost                                                                           141,294     172,101
      Less - accumulated depreciation and amortization                                      79,227     102,544
                                                                                          --------    --------
                                                                                          $ 62,067    $ 69,557
                                                                                          ========    ========


Depreciation expense for fiscal 2000, 1999 and 1998 amounted to $18,211, $19,104 and $15,135, respectively. Fiscal 2000 depreciation includes $321 of accelerated depreciation related to leasehold improvements located on property currently leased by the Company's former Aironet subsidiary, and $371 of accelerated depreciation related to leasehold improvements located at the Company's former world headquarters in Akron, Ohio. Since the financial position and results of the Company's former Aironet subsidiary are no longer consolidated, and the sublease rent paid to the Company by Aironet is less than the Company's lease cost, capitalization of these leasehold improvements is no longer appropriate under the provisions of SFAS 121. Additionally, in November 1999, the Company announced that it would move its executive offices from Akron, Ohio to Cincinnati, Ohio and relocate substantially all of its remaining Akron operations to The Woodlands, Texas and Cincinnati, Ohio. Since the Akron, Ohio location will no longer be utilized after a transition period ending June 30, 2000, depreciation of leasehold improvements at this location has been accelerated accordingly.

During fiscal 2000, assets with a cost basis of $37,238 and accumulated depreciation of $37,115 were disposed of; prompting the Company to recognize a loss on disposals of $123. These amounts included an impairment charge of $381 related to the Company's aircraft hanger, which was due in part to the sale of the Company's corporate jet during fiscal 2000. Fiscal 1999 included $1,262 of accelerated depreciation and amortization related to demonstration equipment and tooling associated with end-of-life products.

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

As mentioned above, and as discussed in Note 17 - Divestitures and Subsidiary Stock Transactions, since the financial position of the Company's former Aironet subsidiary is no longer consolidated, property and equipment of $6,348 and accumulated depreciation of $3,968 related to Aironet have been excluded from the Company's fiscal 2000 consolidated balance sheet.

Net capital lease additions were $660 and $1,698 in fiscal 2000 and 1998, respectively. There were no additions in fiscal 1999. These additions and retirements were non-cash transactions and, accordingly, have been excluded from property and equipment additions in the accompanying consolidated statements of cash flows. Amortization of capital lease assets has been included in depreciation expense. Accumulated amortization related to capital lease assets aggregated $408 and $2,483 in fiscal 2000 and 1999, respectively.


NOTE 6 - INTANGIBLE AND OTHER ASSETS

Net intangible and other assets consisted of the following at March 31:

                                                                                                2000           1999
                                                                                               -------       --------

Investments in closely held companies                                                          $ 7,147       $ 11,347
Capitalized software, net of amortization of $20,807
   and $19,269                                                                                   6,631          7,934
Long-term notes receivable                                                                           -            445
Goodwill relating to acquisitions, net of amortization
   of $1,636 and $20,591                                                                        14,057          3,977
Deferred financing costs, net of amortization of $3,552
   and $2,939                                                                                    1,616          2,229
Other, net                                                                                       1,798          4,303
                                                                                              ---------      ---------
                                                                                              $ 31,249       $ 30,235
                                                                                              =========      =========

Amortization expense for the years ended March 31, was as follows:

                                                                               2000        1999      1998
                                                                            ----------- ---------- ---------

Capitalized software                                                        $    5,280  $    7,354 $   6,433
Goodwill                                                                         1,066       1,352     3,500
Deferred financing costs                                                         3,303         708       631
Other                                                                              723         656     1,173
                                                                            ----------- ---------- ---------
                                                                            $   10,372  $   10,070 $  11,737
                                                                            =========== ========== =========

The Company assesses the carrying value of non-marketable securities at each balance sheet date using all available information including internal and external audited financial statements of investees, investee transactions with third parties and convertibility into marketable equity securities. The Company carries all of its investments in non-marketable securities under the cost method as no investment represents more than 20% of the voting interest in any investee and the Company cannot otherwise exert significant influence over such investee. If a permanent decline in the value below cost is indicated based upon information obtained, the carrying value of the investment is adjusted to such value.

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)


During fiscal 2000 and 1999, the Company recorded an impairment charge of $1,283 and $1,725 against its investment in the third party that acquired the Company's Virtual Vision subsidiary, respectively. The Company had received 750,000 shares of the purchaser's Series F preferred shares, with a value of $4,500, as payment for the stock of the Company's Virtual Vision subsidiary. The impairment charge reflects the dilution of the Company's investment in the purchaser resulting from the purchaser's subsequent issuance of a series of preferred shares with superior rights over the preferred shares owned by the Company.

During fiscal 2000, the third party that acquired Virtual Vision made several changes in its capital structure, including the merger into a SEC registrant. As a result of this restructuring, the Company holds 683,818 restricted common shares in the restructured SEC registrant. The closing price per share of this SEC registrant at March 31, 2000 was $20.81. The Company is subject to a lock up period of two years that substantially restricts the Company's ability to sell these common shares. As a result of the lock up period the Company has continued to carry this investment at cost, which amounted to $1,492 and $2,775 at March 31, 2000 and 1999, respectively, and has been included in intangible and other assets in the accompanying consolidated balance sheets as detailed above.

During fiscal 2000, the Company recorded a gain of $761 from the sale of stock in a development stage technology company. The proceeds of the sale were $1,523.

During fiscal 2000 and 1999, the Company repurchased 1,905,930 and 400,000 shares, respectively, of the voting common stock of Metanetics from third parties at an average price of $6.58 and $4.88 per share, respectively. At March 31, 2000 the Company owned 100% of Metanetics. Since Metanetics was already included in the Company's consolidated results as a majority-owned subsidiary, due to the Company's 100% funding of the Metanetics operations, these repurchases of shares reflected an additional investment which has been recorded as goodwill. This additional investment is being amortized over a useful life of three years. During fiscal 2000 and 1999, the Company recorded $1,066 and $570, respectively, of amortization related to this additional investment, which was characterized as goodwill amortization expense in the above table. Refer to Note 17 - Divestitures and Subsidiary Stock Transactions for additional details on the repurchase of Metanetics stock.

During fiscal 1998, impairment charges of $1,100 and $1,434 were recorded against the Company's investments in two unrelated third parties. These investments were fully impaired due to poor historical financial performance, inability to repay amounts owed to the Company and lack of evidence that would indicate a future ability of these entities to support the carrying value of the Company's investments.

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

Additionally, in connection with the impairment of the promissory notes receivable related to the Company's divestiture of retail software operations

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

during fiscal 1998, the Company continued to amortize the underlying software associated with the divested asset and recorded $932 of amortization in fiscal 1998.


NOTE 7 - MARKETABLE SECURITIES AND DERIVATIVES

                 SECURITIES AVAILABLE FOR SALE AS OF MARCH 31,:

                                                        2000
                                            -----------------------------

Cost basis                                           $ 267,704

   Gross unrealized holding gains                       54,159
                                            -----------------------------
Aggregate fair market value                          $ 321,863
                                            =============================

As described in Note 17 - Divestitures and Subsidiary Stock Transactions, Cisco acquired the Company's former Aironet subsidiary by merger in exchange for shares of Cisco common stock. At March 15, 2000, the consummation date of the merger, the Company owned 6,366,086 shares of Cisco, and the closing price on that date was $64.32 per share (as adjusted for the two for one stock split that occurred on March 23, 2000). The Company has treated the exchange of its Aironet shares for Cisco shares under the requirements of APB 29 "Accounting for Non-monetary Transactions" thus recognizing a non-operating gain upon the exchange of shares. Subsequent to the Cisco/Aironet merger, the Company accounted for the investment retained in Cisco shares in accordance with the requirements of SFAS 115 based upon the Company's intent to hold the securities for an extended length of time and to not engage in frequent buying and selling of the securities. That statement requires investments in marketable equity securities to be accounted for as either "trading" or "available for sale" securities. The Company has recorded its investment in Cisco shares as "available for sale" securities. The Company has recorded a cost basis for these securities equivalent to the securities fair market value as of the Cisco/Aironet merger consummation. On March 31, 2000, a $54,159 unrealized holding gain was recorded to reflect an increase in market value of the Company's investment in Cisco, in accordance with the requirements of SFAS 115.

              GROSS SALES OF MARKETABLE SECURITIES AS OF MARCH 31,:

                                                        2000
                                            -----------------------------

Cost basis                                           $ 141,488

Aggregate market value of sale                         149,995

                                            -----------------------------
   Gross realized gains                              $   8,507
                                            =============================


During fiscal 2000, the Company sold a portion of its marketable securities (1,100,000 shares (prior to the two for one stock split) at an average selling price of $136.36) in Cisco to satisfy various debt and working capital obligations. Upon the sale of these marketable securities the Company realized a gain on marketable securities of $8,507, in accordance with the provisions of SFAS 115. This realized non-operating gain was calculated as the difference between the market value in Cisco shares as of the consummation date of the merger, March 15, 2000 (the Company's basis date), and the market value of the shares sold to an

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

unrelated party on the date of sale, March 22, 2000. Due to the highly liquid nature of the Company's investment, specific identification of share price was utilized in determining share value and related gains.

The Company has reduced the related market risk in its investment of Cisco securities by entering into two derivative financial instruments (referred to collectively herein as (the "Collar")), on March 23, 2000. The Collar essentially hedges the Company's risk of loss on the marketable securities by utilizing put options. Conversely, the Collar arrangement also limits the Company's potential gain by employing call options. By employing a hedging alternative such as the Collar, the Company can be assured that its gains and losses will reside within the range created by the Collar. This range is set in such a way that the Black Scholes value of the call is equivalent to the Black Scholes value of the put; therefore, utilizing this means of hedging is cost effective for the Company since the premiums and costs related to the two opposing features effectively netted.

Information regarding the Collar is illustrated in the table below.

      OPTION               STRIKE            NUMBER OF           NUMBER OF
       TYPE                PRICE              OPTIONS          SHARES HEDGED
------------------ --------------------- ------------------ -----------------

       Call               $ 106.99            20,800             2,080,000
       Put                $  59.33            20,800             2,080,000

       Call               $  94.25            20,800             2,080,000
       Put                $  66.75            20,800             2,080,000

The effect of the Collar is to hedge 4,160,000 shares, or 99.9%, of the Company's remaining investment in Cisco. The Collar limits the Company's loss by placing a floor on the value the shares may be potentially sold at of, on average, $63.04 per share. Conversely, the Collar also limits the Company's gain by creating a ceiling on the value the shares may be potentially sold at of, on average, $100.62 per share. Therefore, the Company's maximum potential gain or
(loss) realized from the sale of its marketable securities at March 31, 2000 is on average $151,487 or ($5,074), respectively. This potential gain or loss was calculated by utilizing the average strike prices from above, and the Company's original cost basis in its investment in Cisco at March 31, 2000 of $267,704. However, the options contained within the Collar agreement have an expiration date of March 26, 2001 and may only be exercised on this date. For each collar, the election of a third party to exercise the call feature, or the Company's option to exercise the put feature, will automatically terminate the opposing component of the Collar agreement, and the owner of such option agreement will have no further rights or obligations under the agreement once this occurs.

NOTE 8 - SHORT-TERM FINANCING

During fiscal 2000, the Company entered into a loan and pledge agreement arranged with a lending institution to provide the Company with an open line of credit not to exceed $236,000 collateralized by the Company's investment in marketable securities. The maximum availability of $236,000 is based on 90.0% of the floor value of the Collar as described in Note 7 - Marketable Securities and Derivatives. The line of credit, which carries a borrowing rate of LIBOR plus thirty basis points, has no fees associated with it. The one-month LIBOR rate at March 31, 2000 was 6.13%. There are no borrowings against this line of credit as of March 31, 2000. The purpose of the

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

facility is to ensure that the Company meets its short-term working capital requirements.

During fiscal 2000, the Company also entered into an unsecured revolving promissory note with a bank for $5,000. The note matures April 30, 2001. Interest on advances is at the bank's prime rate plus 2.00%. There are no borrowings against this note as of March 31, 2000.

During fiscal 2000, the Company had a weighted-average of $66,357 outstanding under its secured credit facility, revolving credit agreement and revolving promissory note with a weighted-average interest rate of 10.20% per annum. During fiscal 1999, the Company had a weighted average of $49,700 outstanding under its revolving credit agreement, revolving promissory note and product financing arrangement with a weighted average interest rate of 9.03% per annum.

On August 30, 1999, the Company entered into a loan and security agreement whereby Telxon obtained a $100,000 senior secured credit facility as a replacement for the Company's existing revolving credit agreement and business purpose promissory note. The facility consisted of both term and revolving credit arrangements. On November 18, 1999, the Company entered into an amendment of this security agreement whereby additional borrowings of $20,000 were provided. The amendment also extended the maturity date of the $30,000 term loan (which represents a portion of the $100,000 senior secured credit facility) to March 31, 2000. Amounts due under this facility were repaid on March 23, 2000 as set forth below.

Borrowings under the revolving loan provisions of such facility were subject to availability on qualifying accounts receivable and inventory, reduced by amounts borrowed and outstanding under the facility's term loan features and letters of credit.

The secured credit facility had four term loan features, each feature having specific limitations and requirements. Two of the term loans were limited by the market value of Aironet capital stock owned by the Company. The amounts ranged from $6,000 to $30,000. The interest rate charged on the revolving loan, and two of the term loans was 0.5% above the financial institution's prime lending rate. The other two term loans were fixed at 12.5%. Two of the term loans had the ability to be converted to Euro-rate loans at the option of the Company; converted loans would be charged a rate of 2.75% plus the Eurodollar rate. The $100,000 credit facility was collateralized by essentially all of the Company's assets and the credit facility required the maintenance of various financial and non-financial covenants. During the year, the Company's lenders modified certain of these debt covenants. Due to this modification, the Company was in compliance with all financial covenants.

On March 23, 2000, the Company, with funds received from the sale of approximately $150,000 of the Company's investment in marketable securities, extinguished the principal balance outstanding of $76,632 on the secured credit facility including accrued and unpaid interest, expenses and an early termination premium of $1,500. The payment of this termination fee plus the unamortized debt issuance costs of $324 were charged against income, net of taxes of $711, as an extraordinary item in accordance with Statement of Financial Accounting Standards No.4, "Reporting Gains and Losses from Extinguishment of Debt"("SFAS 4").

During fiscal 1999, the Company capitalized $1,148 in waiver fees for the aforementioned waivers. The capitalized waiver fees, which were amortized over the respective periods, were included in the prepaid expenses and other current assets

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

line item of the accompanying Consolidated Balance Sheet. At March 31, 1999, the Company had $432 in unamortized waiver fees.

As of March 31, 2000 and 1999 the Company had a note payable of $- and $7,097, respectively, outstanding and recorded on its Consolidated Balance Sheet related to a product financing arrangement. This product financing arrangement charged interest at a rate of 10.25% and called for the payment of various administrative and advance fees.

NOTE 9 - ACCRUED LIABILITIES

Accrued liabilities at March 31, consisted of the following:

                                                      2000      1999
                                                    -------    -------
Deferred customer service revenues                  $11,823    $15,351
Accrued payroll and other employee compensation       8,624      9,624
Accrued taxes other than payroll and income taxes     4,429      1,132
Accrued royalties                                     3,651      3,466
Provision for loss contract                           3,523         --
Accrued employee termination benefits                 3,483      3,610
Accrued professional fees                             2,947      4,263
Accrued losses on inventory purchase commitments and
   discontinued product costs                         2,751     12,422
Accrued facility closing costs                        2,083         --
Accrued interest                                      1,813      1,929
Deferred product revenues                             1,193     14,168
Accrued commissions                                   1,056      2,025
Other accrued liabilities                             6,395      6,295
                                                    -------    -------
                                                    $53,771    $74,285
                                                    =======    =======

Pursuant to Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Cost to Exit an Activity (Including Certain Costs Incurred in a Restructuring)", accrued employee termination benefits at March 31, 2000 include costs to terminate 14 employees. It is expected that there will be an additional 115 employees terminated in the next fiscal year. Costs totaling $169, $95, $657, $51 and $2,511 were charged to cost of product revenues, cost of customer service revenues, selling expenses, product development and engineering expenses and general and administrative expenses, respectively. All employee termination benefits are expected to be paid in cash during the next fiscal year.

The Company's domestic accrual for employee termination benefits decreased from a balance of $3,381 at March 31, 1999 to a balance of $1,786 at March 31, 2000. This decrease was caused by severance charges of $1,871 during fiscal 2000, which were more than offset by severance payments of $3,466 to terminated employees. A total of 47 domestic employees were terminated during fiscal 2000. The areas of the Company affected were domestic sales operations, domestic product development, manufacturing operations and corporate administration. In addition to the domestic severance activity, 4 employees were terminated in the Company's international sales operations during fiscal 2000. The severance recorded related to these employees was $1,200. At March 31, 2000, $100 was accrued related to international operations; $1,100 of the amount accrued of this severance has been paid.

The Company incurred several charges related to the relocation of its operations in Akron, Ohio to Cincinnati, Ohio and The Woodlands, Texas. The Company recorded $1,597 in stay-on bonuses, healthcare and outplacement benefits for 103 employees

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

in Akron who elected not to relocate and stayed through the transition process. All of these accruals were based on the amount of stay-on bonuses earned during the transition period ending June 30, 2000. At March 31, 2000, there is a balance of $3,383 of accrued employee termination benefits that are expected to be paid in cash in the next fiscal year related to severance charges for terminated employees and stay-on bonuses related to Akron personnel.

At March 31, 2000 and 1999, the Company accrued $- and $9,370 related to non-cancelable purchase commitments to an outside vendor and processor related to discontinued products. The Company commits to purchase finished products related to goods held in processor's inventory as those goods are acquired.

During fiscal 2000, the Company recorded an estimated loss of $2,600 related to a non-cancelable purchase commitment with a bar code scanner supplier. The commitment calls for the purchase of specified products offered by the supplier over a specified time period. The Company had received a portion of the product during fiscal 2000. However, the Company has returned the goods to the supplier based upon significant questions raised as to the products salability and is negotiating with the supplier regarding its commitment. There are no assurances that these negotiations will relieve the Company of any liability under the commitment. The amount of the estimated loss was determined based upon quoted market prices from the supplier's distributors of those products.


NOTE 10 - INCOME TAXES

Components of income (loss) before taxes:

                                 2000      1999       1998
                              --------- ----------- ---------
                                        (Restated)  (Restated)
Domestic operations           $319,737  $(127,643)    $4,802
International operations         5,207      11,261     8,360
                              --------- ----------- ---------
                              $324,944  $(116,382)   $13,162
                              ========= =========== =========

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the tax rates and laws that are currently in effect.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the provision for income taxes by taxing jurisdiction are as follows:

Current:                       2000         1999       1998
                             ---------    -------    --------
                                        (Restated)  (Restated)
U.S.                          $ 7,085     $4,246     $ 5,301
State and local                   250         30         498
Foreign                         2,681      4,823       3,470
                             ---------    -------    --------
   Subtotal                   $10,016      9,099       9,269

Deferred:

U.S.                           56,625      9,297     (3,130)
State and local                 6,192       (99)        (46)
Foreign                            --        327       (130)
                             ---------    -------    --------

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

   Subtotal                   62,817    9,525  (3,306)
                             -------- -------- --------
Provision for income taxes   $72,833  $18,624  $ 5,963
                             ======== ======== ========

The reconciliation between the reported total income tax expense (benefit) and the amount computed by multiplying income (loss) before income taxes by the U.S. federal statutory tax rate is as follows:

                                                                                      2000      1999        1998
                                                                                    --------  ---------   ---------
                                                                                              (Restated)  (Restated)
U.S. federal, statutory tax rate                                                       35.0%      (35.0)%      35.0%
State and local income taxes                                                            3.2         (.1)        2.8
Net taxes on repatriated foreign earnings                                                --          .2          --
Foreign tax rate differential                                                            .3          .7         1.9
Research and development
credits                                                                                  --          --        (1.6)
Goodwill                                                                                 .1          .4         9.1
Foreign sales corporation tax benefit                                                    --          --        (2.2)
Change in valuation allowance                                                         (14.8)       45.7          --
Tax refund claims, audit issues and other matters                                      (1.3)        2.4         2.6
Other                                                                                  (0.1)        1.7        (2.3)
                                                                                   --------- ----------- -----------
Consolidated effective tax rate                                                        22.4%       16.0%       45.3%
                                                                                   ========= =========== ===========

The reconciliation between the reported total income tax expense (benefit) and the amount computed by multiplying income (loss) before income taxes by the U.S. statutory tax rate is as follows:

                                                                                     2000       1999        1998
                                                                                   --------- ----------- ----------
                                                                                              (Restated)  (Restated)
U.S. federal, statutory tax rate                                                   $113,730   $(40,734)    $ 4,607
State and local income taxes                                                         10,283        (58)        368
Net taxes on repatriated foreign earnings                                                --         181         --
Foreign tax rate differential                                                           857         816        249
Research and development credits                                                         65        (37)      (207)
Goodwill                                                                                373         501      1,202
Foreign sales corporation tax benefit                                                    --          --      (291)
Change in valuation allowance                                                      (48,186)      53,154        --
Tax refund claims, audit issues and other matters                                   (4,051)       2,787        336
Other                                                                                 (238)       2,014       (301)
                                                                                   --------- ----------- ----------
Consolidated provision for income tax                                              $ 72,833   $  18,624    $ 5,963
                                                                                   ========= =========== ==========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, are presented below:

                                                                                         2000      1999
                                                                                       --------- ---------
Deferred tax assets:

Foreign tax credit carryover                                                                730    $1,289
Allowance for doubtful accounts                                                           2,461     2,966
Sales returns and allowance                                                               3,976     3,092
Inventory obsolescence and capitalization                                                14,748    13,411
Net operating loss and research and development
   and alternative minimum tax credit carryovers                                         21,385    35,040
Employee benefits and compensation                                                        1,409     1,581
Other non-deductible reserves                                                            11,546     4,516
                                                                                       --------- ---------
     Total gross deferred tax assets                                                     56,255    61,895
     Less valuation allowance                                                           (8,887)  (57,073)
                                                                                       --------- ---------
     Total deferred tax assets                                                           47,368     4,822
                                                                                       --------- ---------

Deferred tax liabilities:

Depreciation and amortization                                                           (5,876)   (5,854)
Investment in Cisco stock                                                              124,313)        --

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

Other                                                                                     (1,056)    2,481
                                                                                       ----------- --------
     Total deferred tax liabilities                                                     (131,245)   3,373)
                                                                                       ----------- --------
     Net deferred tax (liability) asset                                                 ($83,877)   $1,449
                                                                                       =========== ========

The $48,186 decrease in the valuation allowance for year ended March 31, 2000 was based on the Company's assessment that it is more likely than not that the net deferred tax asset will be realized through future taxable earnings or implementation of tax planning strategies. Accordingly, the valuation allowance was reduced in the current year in accordance with provisions of SFAS 109. Prior to the consummation of the Cisco/Aironet merger, in March 2000, the Company's deferred tax assets were essentially fully reserved through a valuation allowance as the Company believed it was more likely than not that such assets would not be realized at that time.

A provision for U.S. income taxes has not been provided on the $15,229 balance of undistributed earnings at March 31, 2000 since the amounts are indefinitely reinvested. The determination of the amount of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries is not practicable.

Income taxes paid in fiscal 2000, 1999, and 1998 were $4,837, $2,667 and $9,428, respectively. Income tax refunds received in fiscal 1999 and 1998 aggregated $1,077 and $473, respectively.

As of March 31, 2000, the Company has foreign operating loss carryovers of $129 for both tax and financial reporting purposes. This foreign loss carryover period is indefinite. The Company has a total of $27,030 in U.S. net operating loss carryovers and an additional $11,340 loss carryover, which relates to the Company's Metanetics subsidiary. The net operating loss for Metanetics is fully reserved. These net operating loss carryovers begin to expire in fiscal 2011 through fiscal 2019.

As a result of acquisitions in prior years, the Company has domestic research and development credit carryovers for tax and financial reporting purposes in the amount of $1,045 and $209, respectively, which are subject to separate limitations of the acquired company. These credit carryovers are fully reserved. These carryovers expire beginning in fiscal 2009 through fiscal 2019.

As of March 31, 2000, the Company has domestic alternative minimum tax credit carryovers of $5,374, of which $2,687 has been reserved. The domestic alternative minimum tax credit carryforward period is indefinite. There can be no assurance that foreign and domestic tax carryovers will be utilized.

As of March 31, 2000, the Company has foreign tax credit carryovers of $730, which are fully reserved. The original carryforward period is five years and expires in fiscal 2002.

NOTE 11 - STOCK OPTIONS AND RESTRICTED STOCK

The Company account for stock based compensation issued to its employees and non-employee directors in accordance with APB 25 and has elected to adopt the "disclosure-only" provisions of SFAS 123.

During the periods shown below, the officers and other key employees of the Company received and held stock options under the Telxon Corporation 1990 Stock Option Plan (the "1990 Plan"). The persons to whom options are granted, the number of shares granted to each, the period over which the options become exercisable (generally in

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

equal installments over a three-year period on the first three anniversaries of the date of grant) and the maximum term of the options (generally eight years after the date of grant) are determined by the Option and Stock Committee of the Board of Directors ("the Committee"). The exercise price is equal to the closing market price for the Company's Common Stock as of the last trading day prior to the grant date. During fiscal 1998, the Company's stockholders approved an amendment to the 1990 Plan that increased the number of shares authorized for issuance under the Plan by 750,000 shares, to a total of 4,100,000 shares. Options available to be granted under the 1990 Plan at March 31, 2000, were 14,552.

The following is a summary of the activity in the Company's 1990 employee stock option plan during fiscal 2000, 1999 and 1998:

                                                  STOCK OPTIONS
                                                  -------------
                                                             WEIGHTED AVERAGE
                                     SHARES                   PRICE PER SHARE
                               ------------------------- -----------------------

March 31, 1997                     3,114,622                      $15.23
   Granted                           727,475                      $23.19
   Exercised                        (745,358)                     $13.28
   Returned to pool due to
    employee terminations           (151,154)                     $19.19
                               -------------------------
March 31, 1998                     2,945,585                      $17.59
   Granted                           345,000                      $11.24
   Exercised                        (110,177)                     $14.89
   Returned to pool due to
    employee terminations            (74,350)                     $20.05
                               -------------------------
March 31, 1999                     3,106,058                      $16.92
   Granted                         1,323,100                      $12.38
   Exercised                        (412,008)                     $14.98
   Cancelled                        (240,000)                     $20.13
   Returned to pool due to
    employee terminations         (1,059,602)                     $17.93
                               -------------------------
March 31, 2000                     2,717,548                      $14.33
                               =========================


At March 31, 2000, 1999 and 1998 1,158,953, 2,253,613 and 1,644,852 options outstanding under the 1990 Plan, respectively, were exercisable. The options outstanding at March 31, 2000 were granted at exercise prices ranging from $7.97 to $29.63 per share and had a remaining weighted-average contractual life of
6.31 years.


                                              OUTSTANDING AND EXERCISABLE
                                                   AT MARCH 31, 2000

                                              OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                           -----------------------------------------------------------  ---------------------------------------
                                                   WEIGHTED           WEIGHTED                                 WEIGHTED
                                                    AVERAGE           AVERAGE                                   AVERAGE
                RANGE OF                          CONTRACTUAL         EXERCISE                                 EXERCISE
           EXERCISE PRICES          OUTSTANDING  LIFE (YEARS)          PRICE                     EXERCISABLE    PRICE
--------------------------------------------------------------------------------------  ---------------------------------------

             $7.970-$11.375          1,151,836       6.80             $  9.19                       239,336       10.24
            $12.250-$14.500            374,790       5.43               13.06                       281,690       13.33
            $15.250-$17.625            583,490       6.24               16.50                       313,990       16.14
            $18.063-$19.625            124,500       7.23               18.36                        13,666       19.43
            $20.750-$22.375            177,809       5.81               21.93                        80,584       21.70
            $23.375-$29.625            305,123       5.56               25.03                       229,687       24.62
                           -----------------------------------------------------------  ---------------------------------------
                                     2,717,548       6.31             $ 14.33                     1,158,953       16.35
                           ===========================================================  =======================================

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

The Company also has in effect a stock option plan for non-employee directors (the "Director Plan"). Under the Director Plan, each non-employee director is granted 25,000 options upon first being elected to the Board of Directors and 10,000 additional options each year thereafter. Additionally, the Director Plan also permits the making of discretionary option grants to non-employee directors. Each non-employee director's initial grant becomes exercisable in equal thirds on each of the first three anniversaries of the grant date, while each subsequent grant becomes exercisable in full on the third anniversary of its grant date. Each option granted under the Director Plan has a seven year term, which may be extended to up to ten years and an option exercise price equal to the closing market price for the Company's Common Stock as of the last trading day prior to the grant date. During fiscal 1996, the Company's stockholders approved an amendment to the Director Plan that increased the number of shares authorized for issuance under the Director Plan by 150,000 shares, to a total of 400,000 shares. At March 31, 2000, there were no options available to be granted under the Director Plan.

The following is a summary of the activity in the Company's non-employee directors stock option plan during fiscal 2000, 1999 and 1998:


                                    STOCK OPTIONS
                          ------------------------------------------
                                              WEIGHTED AVERAGE
                               SHARES         PRICE PER SHARE
                          --------------- --------------------------

March 31, 1997                260,000              $16.10
   Granted                    105,000              $23.62
   Exercised                  (25,000)             $ 9.88
                          ---------------
March 31, 1998                340,000              $18.88
   Granted                     11,567              $19.44
   Exercised                       --                --
                          ---------------
March 31, 1999                351,567              $18.90
   Granted                         --                --
   Exercised                  (20,000)             $11.31
                          ---------------
March 31, 2000                331,567              $19.36
                          ===============

At March 31, 2000, 1999 and 1998 301,567, 251,567 and 186,667 options outstanding under the Director Plan, respectively, were exercisable. The options outstanding under the Director Plan at March 31, 2000 were granted at exercise prices ranging from $9.125 to $25.25 per share and had a weighted-average contractual life of 3.05 years.

                                              OUTSTANDING AND EXERCISABLE
                                                   AT MARCH 31, 2000

                                              OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                           -----------------------------------------------------------  ---------------------------------------
                                                   WEIGHTED            WEIGHTED                                 WEIGHTED
                                                    AVERAGE            AVERAGE                                   AVERAGE
         RANGE OF                                 CONTRACTUAL          EXERCISE                                 EXERCISE
      EXERCISE PRICES          OUTSTANDING       LIFE (YEARS)           PRICE               EXERCISABLE           PRICE
--------------------------------------------------------------------------------------  ---------------------------------------

      $ 9.125-$11.125            40,000              1.94              $10.28                 40,000             $10.28
      $11.500-$14.750            50,000              2.29               13.98                 50,000              13.98
      $15.750-$16.063            20,000              2.62               15.91                 20,000              15.91
      $19.375-$20.125            46,567              3.06               19.79                 46,567              19.79
      $21.250-$23.250            90,000              2.90               22.72                 60,000              22.58
      $23.375-$25.250            85,000              4.29               23.79                 85,000              23.79
                           -----------------------------------------------------------  ---------------------------------------
                                331,567              3.05              $19.35                301,567             $18.99
                           ===========================================================  =======================================

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

At March 31, 2000, 1999 and 1998 there were 6,000 options outstanding and exercisable at $14.63 per share which were granted to a non-employee director prior to the adoption of the Director Plan. Additionally, during fiscal 2000, 25,000 options at $15.06 per share were issued to an employee outside of the 1990 Plan. These options have a five-year life and are immediately exercisable.

During fiscal 1993, the Company adopted a Restricted Stock Plan (the "Restricted Stock Plan"), under which 250,000 shares may be issued. The Committee determines the persons to whom restricted stock is granted, the number of shares granted to each person, the time periods during which the stock is exercisable and the criteria upon which the restricted stock is subject to forfeiture (generally, the forfeiture restrictions lapse in equal installments of each grant over a five-year period on the first five anniversaries of the date of grant, provided that the grantee then continues in the Company's employ). During fiscal 2000, 23,200 shares were granted under the Restricted Stock Plan and 33,473 restricted shares were granted outside the Restricted Stock Plan at a combined weighted grant date fair value of $8.48 per share. There were no shares granted under the Restricted Stock Plan during fiscal 1999. During fiscal 1998, 19,000 shares were granted under the Restricted Stock Plan at a weighted-average grant date fair value of $25.35 per share. At March 31, 2000, 237,000 and 23,374 restricted shares that were granted under the Restricted Stock Plan and outside of the Restricted Stock Plan had vested, respectively. At March 31, 2000, 13,000 shares under the Restricted Stock Plan were outstanding subject to forfeiture, and 10,099 restricted shares granted outside the Restricted Stock Plan were outstanding subject to forfeiture. There were no shares available to be granted under the Restricted Stock Plan at March 31, 2000. Expense related to restricted stock amortization totaled $447, $152 and $199 in 2000, 1999 and 1998, respectively.

During fiscal 1996, the Company's stockholders approved the 1995 Employee Stock Purchase Plan (the "1995 Stock Purchase Plan"), under which 500,000 shares of common stock were authorized for sale to eligible employees at a 15% discount from market value. During fiscal 2000, 1999 and 1998 the Company re-issued 74,543, 52,999 and 57,112 shares of its treasury stock at a weighted-average price of $18.25, $19.34 and $15.15 per share, respectively, in satisfaction of purchases made under the 1995 Stock Purchase Plan. At March 31, 2000, a total of 300,495 shares had been issued and purchased under the 1995 Stock Purchase Plan since its inception, and 199,505 shares remained available for future purchases.

During fiscal 1998, the Company's subsidiary, PenRight! Corporation adopted the PenRight! Corporation 1997 Stock Option Plan (the "PenRight! Plan"). The PenRight! Plan provides for the granting of options to key employees, directors and outside advisors in order to promote the retention of valued human capital. The total number of shares for which PenRight! may grant options may not exceed 300,000 shares of common stock. Options are awarded at a price not less than the fair market value on the date the option is granted. If a fair market value can not be readily attained on the date of grant the Company, and PenRight's board of directors, will determine an equitable value for the options granted. Each option shall have a term of ten years and shall vest based upon the options grant date in the following manner: a) for options granted prior to fiscal 2000 fifty percent of options granted will vest on the grant date and the remaining fifty percent will vest over a three year period (on the anniversary of the date of grant) in 17% increments, b) for options that were granted during fiscal 2000 twenty-five percent of options granted will vest on the grant date and the remaining seventy-five percent will vest over a three year period (on the anniversary date of grant) in twenty-five percent increments. The options will become exercisable when either of the following two events occur: a) a change in control (as defined by the PenRight! Plan to mean when any person becomes a

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

beneficial owner (as defined by the Securities and Exchange Act of 1934) of securities of the PenRight! representing fifty percent or more of the combined voting power of the PenRight's then outstanding securities or when any person becomes a beneficial owner of securities representing a 15% or more of the combined voting power of Telxon Corporation's then outstanding securities), or
b) an initial public offering of PenRight! securities.

The following is a summary of the activity in PenRight!'s 1997 Stock Option Plan during fiscal years 2000, 1999 and 1998:

                                                 STOCK OPTIONS
                              --------------------------------------------------
                                                            WEIGHTED AVERAGE
                                       SHARES                PRICE PER SHARE
                              ------------------------- ------------------------

March 31, 1997                           --                        --
   Granted                             15,000                     $.18
   Exercised                             --                        --
   Returned to pool due to
    employee terminations                --                        --
                              -------------------------
March 31, 1998                         15,000                      .18
   Granted                             10,000                      .18
   Exercised                             --                        --
   Returned to pool due to
    employee terminations                --                        --
                              -------------------------
March 31, 1999                         25,000                      .18
   Granted                            155,000                      .25
   Exercised                             --                        --
   Returned to pool due to
    employee terminations                --                        --
                              -------------------------
March 31, 2000                        180,000                      .24
                              =========================

Effective March 22, 1999, the Company entered into a letter agreement with John
W. Paxton to serve as Chairman, Chief Executive Officer and President of the Company. The letter summarized the principal elements of Mr. Paxton's employment obligations and compensation package to be included in a definitive agreement, and specified, among other things, term of employment, salary, bonus compensation, stock-based compensation and termination benefits. The letter obligated Mr. Paxton to purchase 300,000 shares of the Company's common stock at $8.72 per share, which represented the fair market value of the Company's common stock at the date the agreement was executed. The letter also granted Mr. Paxton options with a ten year term (unless otherwise indicated) to purchase 700,000 shares of the Company's common stock, with vesting provisions as follows: a) 300,000 shares with an eight year term which vest in equal annual installments over three years; b) 200,000 shares to vest at the earlier of six years or when the Company's common stock price reaches $14.00 per share; c) 100,000 shares to vest at the earlier of six years or when the Company's common stock price reaches $22.00 per share; and d) 100,000 shares to vest at the earlier of six years or when the Company's common stock price reaches $27.00 per share. Included in the options to purchase 700,000 shares of the Company's common stock were 300,000 stock options granted to Mr. Paxton during fiscal 1999 under the 1990 Plan. No compensation expense was recorded during fiscal 1999 related to the stock-based compensation outlined in the letter agreement between the Company and Mr. Paxton in accordance with the provisions of APB No. 25.

During Fiscal 2000, Aironet Wireless Communications, a former subsidiary of the Company, sold shares of its voting common stock on the NASDAQ National Market in an initial public offering. Subsequent to this sale Aironet was acquired by Cisco Systems. As a result of these events Aironet's results of operations are no longer consolidated

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

within the operating results of the Company for fiscal 2000, except for the Company's equity share of Aironet's net income which is recorded as other non-operating income. However, the results of Aironet's operations are included within the Company results of operations for fiscal years 1999 and 1998. Accordingly, historical information pertaining to option activity related to Aironet is included below for these periods only.

In July 1996, Aironet established the Aironet Wireless Communications, Inc. 1996 Stock Option Plan which was amended and restated on March 30, 1998 ("1996 Amended Plan"). The 1996 Amended Plan provides for the granting of options to key Aironet employees and to certain employees of the Company and outside Aironet directors. The total number of shares for which Aironet may grant options under the 1996 Amended Plan cannot exceed 2,150,500. Options were awarded at a price not less than the fair market value on the date the option was granted. Options granted prior to March 30, 1998, had a term of ten years and generally vested one-third on the date granted and one-third on each of the two successive anniversary dates therefrom. Options granted on or after March 30, 1998, had the same terms except an option could only be exercised after the earlier of a change in control or an initial public offering, as defined in the 1996 Amended Plan, and vest in one-third increments on each of the three successive anniversary dates from the date of grant.

Effective March 31, 1999, Aironet's Board of Directors and Stockholders approved an additional amendment to the 1996 Amended Plan that permits vested options granted under the 1996 Amended Plan to be exercised at any time after the earlier of an initial public offering, change in control, as defined, or March 31, 2001. In addition, Aironet's Board of Directors accelerated the vesting of certain options held by persons not employed by Aironet. As a result of this amendment to the 1996 Amended Plan and immediate vesting of certain outstanding options on March 31, 1999, Aironet recorded non-cash compensation expense related to employees of $933 and non-cash compensation expense related to non-employees of $943.

The following is a summary of the activity in Aironet's 1996 Amended Plan during fiscal years 1999 and 1998:

                                                 STOCK OPTIONS
                              --------------------------------------------------
                                                            WEIGHTED AVERAGE
                                       SHARES                PRICE PER SHARE
                              ------------------------- ------------------------

March 31, 1997                        1,257,000                   $1.86
   Granted                              500,000                   $3.50
   Exercised                           (270,000)                  $1.86
   Returned to pool due to
    employee terminations                (6,500)                  $1.86
                              -------------------------
March 31, 1998                        1,480,500                   $2.41
   Granted                              105,000                   $3.50
   Exercised                             (5,833)                  $3.50
   Returned to pool due to
    employee terminations               (36,667)                  $3.09
                              -------------------------
March 31, 1999                        1,543,000                   $2.47
                              =========================



At March 31, 1999, options to purchase 1,543,000 shares were outstanding under the 1996 Amended Plan of which 784,012 were exercisable at a weighted-average price per share of $1.86. In February 1998, an Aironet employee exercised 200,000 options with a grant price and fair value of $1.86 per share. At the date of grant, Aironet provided the employee a non-recourse loan of $372, which was applied towards the

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

payment of the exercise price of the options. The terms of the note did not extend the original option period. The note bears non-recourse interest at 6% per annum on amounts outstanding through maturity, October 31, 2002, and at a prime rate plus 4% per annum thereafter until paid. All unpaid principal and all accrued interest is due in full on October 31, 2002. The 200,000 shares issued (or approved replacement collateral of equal value at the employee's discretion) collateralize the note. Any amounts paid on the note shall be applied first to accrued but unpaid interest and then to unpaid principal. The employee may, at any time, prepay the note without premium or penalty in amounts of at least $25. Pursuant to Emerging Issues Task Force ("EITF") Issue No. 85-1, "Classifying Notes Received for Capital Stock" ("EITF 85-1") the note has been recorded as a reduction of Aironet's additional paid-in capital rather than an asset. In addition, pursuant to EITF No. 95-16, "Accounting for Stock Compensation Arrangements with Employee Loan Features Under APB Opinion No. 25," Aironet has accounted for the options as variable plan options from the note issuance date until the note is settled or otherwise amended resulting in a $325 and $1,078 non-cash charge recorded for the years ended March 31, 1998 and 1999, respectively.

On February 16, 1999, Aironet's Board of Directors had approved, subject to stockholder approval (which was determined to be perfunctory), the to be adopted Aironet Wireless Communications, Inc. 1999 Omnibus Stock Incentive Plan (the "1999 Plan") and granted options to acquire 400,000 shares at $9.00 under such plan. The 1999 Plan provides for the granting of options, stock appreciation rights ("SARs"), restricted stock and performance units, as defined, to certain officers and other key employees of the Company. The total number of shares Aironet may grant under the 1999 Plan cannot exceed 1,765,817. Options granted under the 1999 Plan have a ten-year term and must have an exercise price equal to or greater than the fair market value of Aironet's common stock on the date of grant. Options granted generally vest over a three-year period on the first three anniversary dates after the date of grant. Aironet's Board of Directors formally adopted and approved the 1999 Plan on April 12, 1999, and Aironet's stockholders formally adopted and approved the 1999 Plan on May 7, 1999.

At March 31, 1999, there were options outstanding under the 1999 Plan to purchase 400,000 shares of Aironet common stock, none of which are currently exercisable, at a weighted-average price per share of $9.00.

Aironet's compensation expense related to all Aironet options granted to Aironet employees for the fiscal years ended March 31, 1999 and 1998 was $2,010 and $325, respectively. Aironet's compensation expense related to all Aironet options granted to Company employees and Aironet's outside directors, for the fiscal years ended March 31, 1999 and 1998 was $994 and $80, respectively.

For SFAS 123 purposes, the fair value of each option granted under the Company's 1990 and Director Plans is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for stock options granted in fiscal 2000, 1999 and 1998, respectively: expected volatility of 71.07%, 51.57% and 44.66%, risk-free interest rates of 6.16%, 5.29% and 5.88%, and an expected life of five years for grants. A weighted-average dividend yield of .069% and .038% was utilized in the Black-Scholes option-pricing model for 1999 and 1998, respectively. Since the Company has opted to discontinue the payment of dividends to its shareholders a dividend yield was not utilized as an assumption in calculating the fiscal 2000 option compensation expense.

Additionally, the fair value of each right to purchase stock under the Company's 1995 Stock Purchase Plan for SFAS 123 purposes is estimated as of the first day of each

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

six-month payment period (during which payroll deductions for purchases are made) using the Black-Scholes option pricing model with the following weighted-average assumptions used in fiscal 2000, 1999 and 1998, respectively: dividend yield of .00%, .069% and 0.38% expected volatility of 81.15%, 53.13% and 44.66%, risk-free interest rates of 4.89%, 5.18% and 5.29%, and an expected life of six months.

The fair value of each PenRight! option was calculated utilizing the minimum value method of valuing employee stock options of nonpublic subsidiaries, in accordance with the provisions of SFAS 123. The applicable weighted-average risk free rate of interest utilized in this calculation was 6.59%.

The fair value of Mr. Paxton's options to purchase 400,000 shares of the Company's common stock upon the stock's attainment of certain per share prices as identified above, was estimated for SFAS 123 purposes for fiscal 1999 compensation expense, as of the date of grant using a path dependent model with the following assumptions: a dividend yield of .069%, an expected volatility of 53.13% and a risk-free interest rate of 5.25%. The expected term of these options is determined by the path dependent model.

For SFAS 123 purposes, the fair value of each option granted under Aironet's 1996 Amended Plan and 1999 Plan were estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for stock options granted in fiscal 1999 and 1998, respectively: dividend yield of 0%, expected volatility of 51.57% and 56.00%, risk-free interest rates of 5.14% and 5.72%, and an expected life of five years. The weighted-average fair value on the date of grant for options granted during fiscal years 1999 and 1998 were $8.43 and $3.50, respectively.

If the Company had elected to recognize the compensation cost of its stock option and stock purchase plans, certain portions of Mr. Paxton's stock-based compensation and Aironet's stock option plans based on the fair value of the awards under those plans and letter agreement in accordance with SFAS 123, net income (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts below:

                                                                 2000        1999       1998
                                                                -------- ----------- ----------
                                                                         (Restated)  (Restated)
Net income (loss):
                                              As reported       $250,998  $(135,006)    $6,183
                                              Pro forma          246,075   (141,035)    (1,455)

Earnings (loss) per share:
     Basic                                    As reported       $  15.34  $   (8.38)    $  .39
                                              Pro forma            15.04      (8.76)     (0.09)

     Diluted                                  As reported       $  15.09  $   (8.38)    $  .38
                                              Pro forma            14.80      (8.76)     (0.09)

NOTE 12 - LEASES

The Company leases certain equipment under capital leases generally for terms of five years or less with renewal and purchase options. The present value of future minimum lease payments for these capital lease obligations is reflected in the consolidated balance sheets as current and non-current capital lease obligations. In addition,

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

the Company leases office facilities, customer service locations and certain equipment under non-cancelable operating leases.

Future minimum lease payments for the fiscal years ending March 31 are as follows:

                                               CAPITAL             OPERATING
                                                LEASES               LEASES
                                         ------------------   ------------------

2001                                        $    275             $   11,102
2002                                             275                  6,663
2003                                             117                  4,264
2004                                               6                  3,685
2005                                              --                  2,123
2006 and thereafter                               --                  1,611
                                         ------------------   ------------------
   Subtotal                                      673             $   29,448
                                                              ==================
Amount representing interest                     (68)
                                         ------------------
Present value of minimum lease payments     $    605
                                         ==================

Current portion                             $    236
Long-term portion                           $    369

During fiscal 2000, the Company purchased its corporate jet by buying out its operating lease commitment. The corporate jet was immediately sold to a third party upon the buyout of this operating lease. The buyout had the effect of reducing the Company's minimum lease commitment by $708 per year through fiscal 2005 and by $2,186 thereafter. This transaction has been treated as a non-cash transaction in the accompanying Consolidated Statements of Cash Flows.

As discussed in Note 5 - Property and Equipment, in November 1999 the Company announced that it would move its executive offices from Akron, Ohio to Cincinnati, Ohio and would relocate substantially all of its remaining Akron operations to The Woodlands, Texas. Since the Akron Ohio location will no longer be utilized, after a transition period ending June 30, 2000, it is no longer appropriate to include the present value of the operating lease commitment for each of the lease renewal periods relating to the leased Akron, Ohio offices above. The removal of these renewal period lease payments had the effect of reducing the Company's minimum lease commitment by $1,766 per year.

The Company has an option to purchase the 100,000 square foot facility currently occupied by its corporate offices. The purchase option is exercisable prior to September 1, 2001 for a price equal to the fair market value of the premises as determined by an independent appraisal.

Rent expense, net of subleases rental income, for fiscal 2000, 1999 and 1998 amounted to $14,182, $13,057 and $10,820, respectively. Fiscal 2000 rent expense includes an abandonment charge of $1,495 related to office space located at the Company's former world headquarters in Akron, Ohio. This charge was recorded during fiscal 2000 to accrue for the expected cost of the abandonment of the Summit Park building as of June 30, 2000. Also during fiscal 2000, the Company recorded an impairment charge related to a building leased to the Company's former subsidiary, Aironet Wireless Communications. This charge of $134 is also included in rental expense for fiscal 2000.

The Company subleases certain of its leased office facilities to third parties. Sublease rental income is recorded as a reduction in the Company's rent expense in the accompanying consolidated statements of operations.

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

Future expected minimum sublease payment for the fiscal years ending March 31 are as follows:

                                  OPERATING
                                   LEASES
                                 ----------

2001                             $  1,233
2002                                  285
2003                                   48
2004                                   48
2005                                   48
2006 and thereafter                    48
                                 ----------
                                 $  1,710
                                 ==========


Sublease rental income for fiscal 2000, 1999 and 1998 amounted to $1,389 $1,092 and $337, respectively.


NOTE 13 - CONVERTIBLE SUBORDINATED NOTES AND DEBENTURES

Convertible subordinated notes and debentures consisted of $82,500 of 5-3/4% Convertible Subordinated Notes (the "5-3/4% Notes") and $24,413 of 7-1/2% Convertible Subordinated Debentures (the "7-1/2% Debentures") at March 31, 2000 and 1999.

The 5-3/4% Notes, issued December 12, 1995, are due January 1, 2003. The conversion price for the 5-3/4% Notes is $27.50 per common share and is subject to adjustment in certain events. Interest is payable on January 1 and July 1 in each year, and commenced July 1, 1996. On or after January 5, 1999, the 5-3/4% Notes are redeemable at any time at the option of the Company, in whole or in part, at the following prices for the following calendar years: 2000, 102.464%; 2001, 101.643% and 2002, 100.821%.

The 7-1/2% Debentures, issued June 1, 1987, are due June 1, 2012. The conversion price for the 7-1/2% Debentures of $26.75 per common share is subject to adjustment in certain events. Interest is payable on June 1 and December 1 in each year, and commenced December 1, 1987. On and after June 1, 1997, the Debentures are redeemable at par. The sinking fund requires mandatory annual payments of 5% of the original $46,000 principal amount commencing June 1, 1997, calculated to retire 75% of the issue prior to maturity. During fiscal 1991, the Company purchased and retired debentures with a principal face amount aggregating $21,266, which is being applied to the earliest of the Company's sinking fund payment obligations.

During fiscal 1999, $311 in aggregate principal amount of the Company's 7-1/2% Convertible Subordinated Debentures were surrendered for conversion into 11,626 shares of the Company's common stock. During fiscal 1997, $10 in aggregate principal amount of the Company's 7-1/2% Convertible Subordinated Debentures were surrendered for conversion into 373 shares of the Company's common stock. The surrendered Convertible Subordinated Debentures have been canceled effective as of their conversion into common stock.

Total interest paid by the Company in fiscal 2000, 1999 and 1998 (including but not limited to the interest on the Convertible Subordinated Notes and Debentures) was $13,987, $10,852 and $7,417, respectively.

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

The combined annual aggregate amount of maturities and sinking fund requirements are as follows:

           2001                                    $     --
           2002                                          --
           2003                                       82,500
           2004                                          --
           2005                                          --
           Thereafter                                 24,413
                                                   -----------
                                                   $ 106,913
                                                   ===========

These notes and debentures contain various non-financial covenants. The Company was in compliance with these covenants at March 31, 2000.


NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value Financial Instruments" ("SFAS 107"), requires that the Company disclose the fair value of its financial instruments, where practical.

The following methods and assumptions were used by the Company in estimating the fair value of the following financial instruments:

         Cash and Cash Equivalents
         The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate fair value due to the short-term nature of these instruments.

         5-3/4% Notes
         The fair value of the Company's 5-3/4% Notes is based on discounted cash flow analysis, as there is no regular public trading market for the 5-3/4% notes. Refer to Note 13 - Convertible Subordinated Notes and Debentures for additional information concerning the 5-3/4% Notes.

         7-1/2% Debentures
         The fair value of the Company's 7-1/2% Debentures is based on quoted market prices. Refer to Note 13 - Convertible Subordinated Notes and Debentures for additional information concerning the 7-1/2% Debentures.

                                                             2000                                       1999
                                                             ----                                       ----
                                                    Carrying              Fair              Carrying              Fair
                                                     Amount               Value              Amount               Value
                                                     ------               -----              ------               -----
         Cash and cash equivalents                  $34,197              $34,197             $22,459             $22,459
         5-3/4% Notes                                82,500               83,439              82,500              86,484
         7-1/2% Debentures                           24,413               23,131              24,413              15,106

         Forward Foreign Currency Exchange Contracts
         The fair value of forward foreign currency exchange contracts is estimated based on quotes from currency brokers. At March 31, 2000, the Company had several forward foreign currency exchange contracts to purchase various foreign currencies as presented in the table below. These contracts matured in April 2000.

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

         The Company had no forward foreign currency exchange contracts at March 31, 1999.

                                                                                   2000
                                                                                   ----
                                                        Notional                  Notional                  Fair
           Currency                                     Value (1)                 Value (2)                Value (3)
                                                        ---------                 ---------                ---------

           Australian Dollar                                 500                      498                         2
           Euro Dollar                                     7,000                    6,983                        17
                                                          ------                   ------                      ----
           Total                                          $7,500                   $7,481                      $ 19
                                                          ======                   ======                      ====

(1)      Represents US Dollar equivalent based on contractual exchange rate.
(2)      Represents US Dollar equivalent based on March 31, 2000 exchange rate.
(3) Represents difference between value at contractual exchange rate and March 31, 2000 exchange rate.

         Cisco Collar
         The fair value of the Cisco Collar at March 31, 2000 approximates zero, which was the fair value at March 22, 2000, the date of its execution.

         Investments in Non-traded Companies
         It was not practicable for the Company to estimate the fair value of its investments in non-traded, closely held companies because of the lack of quoted market prices for those investments and the inability to estimate fair values without incurring excessive costs. These investments, which the Company holds for purposes other than trading, amounted to $7,147 and $11,347 at March 31, 2000 and 1999, respectively, and are carried at cost in intangible and other assets in the accompanying consolidated balance sheets. However, during fiscal 2000 and fiscal 1999, the Company recorded impairment charges of $1,283 and $1,725, respectively, against its investment in the third party that acquired the Company's Virtual Vision subsidiary. The impairment charges reflect the dilution of the Company's investment resulting from this third party's issuance of a series of preferred shares with superior rights over the preferred shares owned by the Company.

         Additionally, during fiscal 2000, the Company recorded an impairment charge of $150 against its investment in a separate third party. This investment was considered fully impaired due to poor historical financial performance and lack of evidence that would indicate a future ability of this entity to support the carrying value of the Company's investment. Refer to Note 6 - Intangible and Other Assets, for additional information concerning the Company's investments in non-traded companies.

         Long-term Notes Receivable
         It was not practicable for the Company to estimate the fair value of certain of its long-term notes receivable due from non-traded, closely held companies because of the lack of quoted market prices for similar financial instruments and the inability to estimate fair values without incurring excessive costs. The long-term notes receivable, which were repaid during fiscal 2000, earned interest at a fixed rate of 6% and had an original maturity of three years. The long-term notes receivable, which total $445 at March 31, 1999, are carried at cost in intangible and other assets in the accompanying fiscal 1999 consolidated balance sheet. Refer to Note 6 - Intangible and Other Assets for additional information concerning long-term notes receivable.

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)


NOTE 15 - STOCKHOLDERS' EQUITY

The exercise of non-qualified stock options results in state and federal income tax benefits to the Company based on the difference between the market price of the common stock at the date of exercise and the option price. During fiscal 2000, 1999 and 1998 $740, $(411) and $1,970, respectively of state and federal income tax effects were credited (debited) to additional paid-in capital as a result of such option exercises.

NOTE 16 - BUSINESS SEGMENTS

During fiscal 1999, the Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires additional financial disclosure of segment information in the manner in which management organizes the segments within the enterprise for making operating decisions and assessing performance. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers.

The Company designs, develops, manufactures, markets and services mobile and wireless transaction systems and solutions for vertical markets. The Company's business consists of three geographic operating segments: a) sales and distribution of all of its product lines in the United States; b) sales and distribution of all of its product lines in Europe and c) sales and distribution of all of its product lines in international locations outside of Europe.

In fiscal 1999, the Company reported results for a fourth operating segment the Company's former Aironet subsidiary. Aironet designs, develops, markets, and services high-speed standards-based wireless local area networking solutions. Aironet is presented below for the fiscal years ended 1999 and 1998 as a separate segment. As described in Note 17 - Divestitures and Subsidiary Stock Transactions, the Company has ceased consolidating the results of Aironet as of April 1, 1999 as such, Aironet is not included in the fiscal 2000 business segment information presented below. The gain recognized from the sale of Aironet stock in Aironet's initial public offering of $32,025 has been included within the U.S. operating segment for the fiscal year ended March 31, 2000.

The Company has operations in the United States, Europe, Canada, and other international locations including Mexico, Australia and Asia.

Intercompany sales were at cost plus a negotiated mark-up. During fiscal 2000, the Company increased its transfer price to more currently reflect costs incurred in the United States related to sales to its international subsidiaries.

Assets of geographic areas are identified with the operations of each area.


                FISCAL 2000      UNITED               OTHER      ADJUSTMENT &
                                 STATES   EUROPE   INTERNATIONAL  ELIMINATION   CONSOLIDATED
                               ---------- -------- ------------- ------------- -------------
Revenues from
   unaffiliated customers       $261,246  $80,665     $23,840            --      $365,751
Revenues from inter-company
   sales                          47,570      720       2,803      (51,093)            --
                               ---------- -------- -----------   -----------   -----------
Total revenues                  $308,816  $81,385     $26,643     $(51,093)     $ 365,751
                               ========== ======== ===========   ===========   ===========

(Loss) income from
  operations                    $(93,200) $ 3,542     $ 1,691     $ (2,396)     $ (90,363)

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)


Interest income                          521           102                     29                   --                 652
Interest expense                    (14,066)           (2)                     --                  (2)            (14,070)
Gain on sale of subsidiary
   stock                              32,025            --                     --                   --              32,025
Gain on sale of marketable
   securities                        397,810            --                     --              (1,649)             396,161
Other non-operating income               539            --                     --                   --                 539
                               -------------- ------------- ---------------------- -------------------- -------------------
Income before income taxes
   and extraordinary item            323,629         3,642                  1,720              (4,047)             324,944
Provision for income taxes            70,744         1,357                    732                   --              72,833
                               -------------- ------------- ---------------------- -------------------- -------------------
Income before extraordinary
   item                              252,885         2,285                    988              (4,047)             252,111
Extraordinary item,
   net of tax                          1,113            --                     --                   --               1,113
                               -------------- ------------- ---------------------- -------------------- -------------------
Net income                          $251,772        $2,285                   $988             $(4,047)            $250,998
                               ============== ============= ====================== ==================== ===================

Depreciation and
   amortization                      $27,058        $1,239                   $286                  $--             $28,583

Unusual items:
Provision for inventory              $29,495          $605                   $573                  $--             $30,673
Provision for bad debts               $4,747          $191                   $142                  $--              $5,080
Aironet equity income                 $1,066           $--                    $--                  $--              $1,066

Identifiable assets at
   March 31, 2000                   $583,655       $38,064                $14,571                  $--            $636,290


                FISCAL 1999        UNITED          CONSOL.                       OTHER         ADJ. &
                                   STATES          AIRONET        EUROPE         INT'L          ELIM           CONSOL.
                               ---------------- -------------- -------------- ------------- -------------- -----------------
                                    (Restated)                                                                   (Restated)
Revenues from
   unaffiliated customers             $265,327        $28,413        $76,902       $25,752            $--          $396,394
Revenues from inter-company
   sales                                45,163         16,840            564         2,434       (65,001)                --
                               ---------------- -------------- -------------- ------------- -------------- -----------------
Total revenues                        $310,490        $45,253        $77,466       $28,186      $(65,001)          $396,394
                               ================ ============== ============== ============= ============== =================

(Loss) income from
  operations                        $(116,033)       $(1,038)         $7,647        $3,669       $(1,142)        $(106,897)
Interest income                            483            157            128            33             --              801
Interest expense                       (9,702)          (130)           (39)            --            (1)           (9,872)
Gain on sale of subsidiary
   stock                                   340             --             --            --             --              340
Other non-operating expense              (754)             --             --            --             --             (754)
                               ---------------- -------------- -------------- ------------- -------------- -----------------
(Loss) income before income
   taxes                             (125,666)        (1,011)          7,736         3,702        (1,143)         (116,382)
Provision for income taxes              13,650            391          3,175         1,408             --            18,624
                               ---------------- -------------- -------------- ------------- -------------- -----------------
Net (loss) income                   $(139,316)       $(1,402)         $4,561        $2,294       $(1,143)        $(135,006)
                               ================ ============== ============== ============= ============== =================

Depreciation and
   amortization                        $24,973         $2,468         $1,461          $272            $--           $29,174

Unusual items:
Provision for inventory                $35,797           $454           $628          $551            $--           $37,430
Provision for bad debts                 $6,936           $308           $310          $198            $--            $7,752

Identifiable assets at
   March 31, 1999                     $282,246        $13,804(1)     $37,180       $15,614            $--          $348,844


(1)   Includes assets from non-US locations of $2,768.

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)


               FISCAL 1998          UNITED          CONSOL.                      OTHER          ADJ. &
                                    STATES          AIRONET        EUROPE        INT'L           ELIM           CONSOL.
                               ----------------- -------------- ------------- ------------- --------------- -----------------
                                     (Restated)                                                                   (Restated)
Revenues from
   unaffiliated customers              $337,189      $20,404(1)      $71,834       $25,629       $      --          $455,056
Revenues from inter-company
   Sales                                 13,062          51,149          567         1,889        (66,667)                --
                               ----------------- --------------- ------------ ------------- --------------- -----------------
Total revenues                         $350,251      $   71,553      $72,401       $27,518       $(66,667)          $455,056
                               ================= =============== ============ ============= =============== =================

Income from operations                 $ 12,958      $    4,794      $ 5,509       $ 3,480       $ (8,596)          $ 18,145
Interest income                           1,334              67          120            52              --             1,573
Interest expense                        (7,268)             (5)         (27)            --             119           (7,181)
Gain on sale of subsidiary
   stock                                  1,637              --           --            --              --             1,637
Other non-operating expense               (907)              --           --            --           (105)           (1,012)
Income before income taxes
   and cumulative effect of
   an accounting change                   7,754           4,856        5,602         3,532         (8,582)            13,162
                               ----------------- --------------- ------------ ------------- --------------- -----------------
Provision for income taxes                  888           1,964        1,938         1,173              --             5,963
Income before cumulative
   effect of an accounting
   change                              $  6,866      $    2,892      $ 3,664       $ 2,359       $ (8,582)          $  7,199
                               ---------------- --------------- ------------- ------------- --------------- -----------------
Cumulative effect of an
   accounting change, net
   of tax                                 1,016               --          --            --        --                   1,016
                               ---------------- --------------- ------------- ------------- --------------- -----------------
Net income                             $  5,850      $    2,892      $ 3,664       $ 2,359       $ (8,582)          $  6,183
                               ================ =============== ============= ============= =============== =================

Depreciation and
   Amortization                        $ 22,977      $    2,239      $ 1,352       $   304       $      --          $ 26,872

Unusual items:
Provision for bad debts                $  2,347      $      373      $   256       $    62       $      --          $  3,038


(1) Includes external revenues and assets from non-US locations of $5,630 and $7,553, respectively.

NOTE 17 - DIVESTITURES AND SUBSIDIARY STOCK TRANSACTIONS

During fiscal 2000, Cisco announced that it had entered into a merger agreement (the "Agreement") providing for its acquisition of Aironet, an affiliate of the Company, for shares of Cisco common stock (the "Cisco/Aironet Transaction"). As a result of the Cisco/Aironet Transaction, which became effective March 15, 2000, Aironet common stockholders received .6373 shares of Cisco for each common share of Aironet owned. (This merger exchange ratio and all Cisco share amounts and prices stated in this footnote are stated prior to giving effect to the two for one forward split of Cisco's common stock which became effective March 22, 2000; Aironet stockholders received the benefit of the Cisco stock split.) Immediately prior to the Cisco/Aironet Transaction the Company owned 4,994,262 shares of Aironet. Aironet had been organized as a subsidiary by the Company in 1993, and had effected its initial public offering in July 1999. Upon consummation of the Cisco/Aironet

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

Transaction the Company owned 3,183,043 shares of Cisco common stock. The shares of Cisco owned by the Company were valued at $409,419 based on a market price of $128.63 per Cisco share on March 15, 2000. Prior to consummation of the Cisco/Aironet Transaction the Company owned approximately 35% of Aironet, and had accounted for its investment in Aironet under the equity method of accounting, in accordance with Accounting Principles Board 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18"). The Company's carrying value of its investment balance in Aironet prior to the Cisco/Aironet Transaction was $21,765. As a result of the Cisco/Aironet Transaction, the Company will account for the investment retained in Cisco shares in accordance with the requirements of SFAS 115. That statement requires investments in marketable equity securities to be recorded at fair value. Accordingly, the difference between the carrying value of the Company's investment prior to Cisco/Aironet Transaction and the fair value on the date of the transaction has been recorded as a non-operating pre-tax gain of $387,654 in the accompanying fiscal 2000 Consolidated Statements of Operations.

Subsequent to the Cisco/Aironet Transaction, the Company sold approximately $150,000 of its holdings in Cisco shares in market transactions. The proceeds were subsequently utilized to retire amounts outstanding under the Company's senior credit facility and other identified liabilities. The sale of these Cisco shares resulted in a non-operating pre-tax gain of $8,507 in the accompanying fiscal 2000 Consolidated Statements of Operations.

The $396,161 non-operating pre-tax gain on the sale of marketable securities included in the fiscal 2000 Statement of Operations is composed of the Cisco/Aironet gains related to the transaction and the sale of shares as discussed above.

During fiscal 2000, Aironet and the Company sold 6,919,434 shares of Aironet's voting common stock in an initial public offering on the NASDAQ National Market at an offering price of $11.00 per share. Of the total number of shares offered, Aironet sold 4,637,196 shares and the Company sold 2,282,238 shares. The aggregate proceeds, net of underwriting discounts and commissions, were approximately $47,400 to Aironet and $23,300 to the Company. Subsequent to this transaction, the Company's remaining interest in Aironet was approximately 35%. Prior to the sale of these shares, the Company's interest in Aironet was approximately 76%. As a result of this transaction, the Company recorded a non-operating gain of $32,025, net of additional transaction costs of $1,500. Also as a result of this transaction, the Company ceased consolidation of Aironet effective April 1, 1999. The Company accounted for its investment under the equity method of accounting. Investment income of $1,066 was recorded for the Company's interest in the earnings of Aironet for fiscal 2000.

During fiscal 2000, the Company acquired the remaining 1,370,930 shares of voting common stock of Metanetics, a development stage subsidiary that develops image processing technology, from corporations owned by Mr. Meyerson, former Chairman and Chief Executive Officer of the Company, and his wife. The Metanetics shares were acquired in exchange for 477,790 voting common shares of the Company and the cancellation of certain debt and accrued interest amounting to $1,558. On the closing date of the transaction, the closing price per share of the voting common shares of the Company was $22.63. In addition to the Metanetics shares, Mr. Meyerson surrendered stock options for the purchase 240,000 shares of the Company's stock in connection with the Metanetics transaction. These stock options had a fair value of $1,941 on the closing date of the transaction. Giving effect to the share acquisition, the Company's interest in the voting common stock of Metanetics was 100%. Prior to the acquisition of these shares, the Company's interest in the voting common stock of Metanetics was 71%. In connection with the acquisition of the Metanetics shares, the Company also made

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

payments for compensation amounting to $3,105 to certain Metanetics employees and a consultant. The amount of the compensation was determined based upon the implicit value of the Metanetics stock options that were previously granted and subsequently canceled. These payments were charged to expense in fiscal 2000.

During fiscal 2000, the Company repurchased 475,000 shares of the voting common stock of Metanetics from current and former key employees, at a price of $6.73 per share. Giving effect to the share repurchase, the Company's interest in the voting common stock of Metanetics was 71%. Prior to the repurchase of these shares, the Company's interest in the voting common stock of Metanetics was 62%.

The fair value paid for the Metanetics fiscal 2000 stock repurchases in excess of identifiable assets was approximately $13,743. This premium has been classified as goodwill and is being amortized over a useful life of three years.

During fiscal 2000, the Company repurchased 60,000 shares of the voting common stock of Metanetics from former key employees, at a price of $2.00 per share. Giving effect to the share repurchase, the Company's interest in the voting common stock of Metanetics was 62%. Prior to the repurchase of these shares, the Company's interest in the voting common stock of Metanetics was 60%.

During fiscal 1999, Aironet sold 222,222 shares of its voting common stock to various third party investors at a price of $3.50 per share. Proceeds from this sale of stock were $778. The resulting pre-tax net gain of $340 was recorded as a gain on sale of subsidiary stock in the accompanying fiscal 1999 Consolidated Statement of Operations. In addition to the sale of the shares of stock, 66,667 warrants at $3.50 per share for the purchase of Aironet voting common stock were issued. A gain of $47 relating to these warrants had been deferred until the warrants are exercised or lapse. Prior to Aironet's fiscal 1999 stock sales, the Company's interest in the voting common stock of Aironet was 78%. Subsequent to these sales and as of March 31, 1999, the Company's interest in the voting common stock of Aironet was 76%.

During fiscal 1999, the Company entered into a series of transactions with a business partner relating to Metanetics. The Company repurchased 400,000 voting common shares of Metanetics for $1,950 or $4.875 per share. Simultaneously, the business partner agreed to pay amounts due of $1,850 for previously purchased manufacturing rights and software licenses. Additionally, the companies mutually agreed to terminate such agreements and released each other from any future liability related to the original agreements. The Company has capitalized this additional investment as goodwill to be amortized over a useful life of three years. Giving effect to the share repurchase, the Company's interest in the voting common stock of Metanetics was 60%. Prior to the repurchase of these shares, the Company's interest in the voting common stock of Metanetics was 52%.

During fiscal 1998, the Company sold the stock of its Virtual Vision subsidiary to a third party in exchange for $500 in cash and 750,000 shares of the acquirer's Series F Preferred Stock valued at $6.00 per share or $4,500. As all of the conditions of the sale were not satisfied as of March 31, 1998, the related gain of $900 was deferred. During fiscal 1999, all conditions of the sale were satisfied, and the $900 gain was recognized as non-operating income in the accompanying Fiscal 1999 Consolidated Statement of Operations.

During fiscal 1998, Aironet sold 984,126 shares of its voting common stock to various third party investors at a price of $3.50 per share. Proceeds from the sale of stock totaled $3,444. The resulting pre-tax gain of $402, net of related transaction costs, was recorded as a gain on sale of subsidiary stock in the accompanying fiscal

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

1998 consolidated statement of operations. Prior to Aironet's fiscal 1998 stock sales, the Company's interest in the voting common stock of Aironet was 87%. Subsequent to these sales the Company's remaining interest in the voting common stock of Aironet was 78%. In addition to the sale of the shares of stock, 395,237 warrants for the purchase of Aironet voting common stock were issued. A gain of $251 relating to these warrants had been deferred until the warrants are exercised or lapse.

During fiscal 1998, options to purchase 270,000 shares of Aironet voting common stock at $1.86 per share were exercised. The pre-tax gain of $241 was recorded as a gain on sale of subsidiary stock in the accompanying fiscal 1998 Consolidated Statement of Operations. Prior to the option exercises, the Company's interest in the voting common stock of Aironet was 90%. The Company's remaining interest subsequent to these purchases was 87%.

During fiscal 1998, the Company repurchased 100,000 shares of the voting common stock of Metanetics from former employees, at a price of $1.04 per share. Giving effect to the share repurchase, the Company's interest in the voting common stock of Metanetics was 52% at March 31, 1998. Prior to the repurchase of these shares, the Company's interest in the voting common stock of Metanetics was 50%.

NOTE 18 - TREASURY STOCK TRANSACTIONS

During fiscal 2000, the Company re-issued 74,543 shares of its treasury stock at a weighted-average price of $18.25 per share to satisfy purchases made by employees through the Company's 1995 Stock Purchase Plan, and 3,941 shares at a weighted-average price of $15.77 per share to satisfy stock options exercised under the Company's stock options plans. The re-issuances of treasury stock in satisfaction of purchases made through the 1995 Stock Purchase Plan and exercises of stock options under the Company's stock option plans have been excluded from the accompanying Consolidated Statements of Cash Flows as non-cash transactions.

During fiscal 1999, the Company repurchased 63,300 shares of its Common Stock, at a weighted-average price of $17.19 per share, pursuant to its open market repurchase program. The Company also re-issued 52,999 shares of its treasury stock during the year at a weighted-average price of $19.34 per share to satisfy purchases made by employees through its 1995 Stock Purchase Plan, and 94,234 shares at a weighted-average price of $21.82 per share to satisfy stock options exercised under the Company's stock options plans. The 78,484 shares of treasury stock remaining at March 31, 1999 have been accounted for at cost plus brokerage fees under the caption of treasury stock in the accompanying consolidated financial statements. The re-issuances of treasury stock in satisfaction of purchases made through the 1995 Stock Purchase Plan and exercises of stock options under the Company's stock option plans have been excluded from the accompanying Consolidated Statements of Cash Flows as non-cash transactions.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

On September 21, 1993, a derivative Complaint was filed in the Court of Chancery of the State of Delaware, in and for Newcastle County, by an alleged stockholder of the Company derivatively on behalf of Telxon. The named defendants are the Company; Robert F. Meyerson, former Chairman of the Board, Chief Executive Officer and director; Dan R. Wipff, then President, Chief Operating Officer and Chief Financial Officer and director; Robert A. Goodman, Corporate Secretary and outside director; Norton W. Rose, then an outside director; and Dr. Raj Reddy, outside

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

director. The Complaint alleges breach of fiduciary duty to the Company and waste of the Company's assets in connection with certain transactions entered into by Telxon and compensation amounts paid by the Company. The Complaint seeks an accounting, injunction, rescission, attorney's fees and costs. While the Company is nominally a defendant in this derivative action, the plaintiff seeks no monetary relief from the Company.

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

The defendants filed a Motion for Summary Judgment on November 15, 1999, and the plaintiff filed a cross Motion for Summary Judgment on December 7,1999. The Motions were argued before the Court in February 2000. Following the hearing, the parties submitted supplemental briefs, the last of which was filed on March 6, 2000. The parties are awaiting the Court's decision on the cross motions for summary judgment. No trial date has been set.

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

On February 7, 1998, a complaint was filed against the Company in the District Court of Harris County, Texas, by Southwest Business Properties, the landlord of the Company's former Wynnwood Lane facility in Houston, Texas, alleging counts for breach of contract and temporary and permanent injunctive relief, all related to alleged environmental contamination at the Wynnwood property, and seeking specific performance, unspecified monetary damages for all injuries suffered by plaintiff, payment of pre-judgement interest, attorneys' fees and costs and other unspecified

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

relief. In December 1999, the case was settled by the parties, and the $500 cost of the initial settlement, $275 of which has been covered by the Company's insurer, was recorded in the Company's financial statements; additional amounts of up to $100 are required to be paid as part of the settlement in the event that the remediation described below is not timely completed.

While the litigation with the landlord was pending, Telxon and the landlord filed on July 7, 1999 a joint application with the Texas Natural Resource Conservation Commission for approval of a proposed Response Action Work Plan for the property pursuant to the Commission's Voluntary Cleanup Program. The plan, which was approved by the Commission in August 1999, projects completion of remediation and issuance of a closure certificate in 2002, for which the Company had at March 31, 2000 accrued the then estimated costs of $250. As the result of changes to the remediation plan made after March 31, 2000 to better assure its completion within the projected schedule, the Company has increased its estimate of the total expected remediation cost to $350. If closure of the remediation is not certified when contemplated by the plan, and the Company were ultimately to become responsible for the alleged contamination, the associated loss could have a material adverse effect on results of operations for one or more quarters in which the associated charge(s) would be taken.

On May 8, 1998, two class action suits were filed in the Court of Chancery of the State of Delaware, in and for the County of New Castle, by certain alleged stockholders of Telxon on behalf of themselves and purported classes consisting of Telxon stockholders, other than defendants and their affiliates, relating to an alleged offer by Symbol Technologies, Inc. ("Symbol") to acquire the Company. Named as defendants were Telxon and its Directors at the time, namely, Frank E. Brick, Robert A. Goodman, Dr. Raj Reddy, John H. Cribb, Richard J. Bogomolny, and Norton W. Rose. The plaintiffs alleged that on April 21, 1998, Symbol made an offer to purchase Telxon for $38.00 per share in cash and that on May 8, 1998, Telxon rejected Symbol's proposal. Plaintiffs further alleged that Telxon has certain anti-takeover devices in place purportedly designed to thwart hostile bids for the Company. Plaintiffs charged the Director defendants with breach of fiduciary duty and claimed that they entrenched themselves in office. On February 10, 2000, the plaintiffs filed a notice for the dismissal of the action without prejudice, which was approved by the Court on February 17, 2000.

From December 1998 through March 1999, a total of 27 class actions were filed in the United States District Court, Northern District of Ohio, by certain alleged stockholders of the Company on behalf of themselves and purported classes consisting of Telxon stockholders, other than the defendants and their affiliates, who purchased stock during the period, from May 21, 1996 through February 23, 1999 or various portions thereof, alleging claims for "fraud on the market" arising from alleged misrepresentations and omissions with respect to the Company's financial performance and prospects and an alleged violation of generally accepted accounting principles by improperly recognizing revenues. The named defendants are the Company, former President and Chief Executive Officer Frank E. Brick and former Senior Vice President and Chief Financial Officer Kenneth W. Haver. The actions were referred to a single judge. On February 9, 1999, the plaintiffs filed a Motion to consolidate all of the actions and the Court heard motions on naming class representatives and lead class counsel on April 26, 1999.

On August 25, 1999, the Court appointed lead plaintiffs and their counsel, ordered the filing of an Amended Complaint, and dismissed 26 of the 27 class action suits without prejudice and consolidated those 26 cases into the first filed action. The appointed lead plaintiffs appointed by the Court filed an Amended Class Action Complaint on September 30, 1999. The Amended Complaint alleges that the defendants engaged in a scheme to defraud investors through improper revenue recognition practices and concealment of material adverse conditions in Telxon's business and finances. The Amended Complaint seeks certification of the identified class, unspecified compensatory and punitive damages, pre- and post-judgment interest, and attorneys' fees and costs. Various appeals and writs challenging the District Court's August 25, 1999 rulings were filed by two of the unsuccessful plaintiffs but have all been denied by the Court of Appeals.

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

On November 8, 1999, the defendants jointly moved to dismiss the Amended Complaint. The Court held a case management conference on November 16, 1999 at which it set a conditional schedule. Briefing of the defendants' motion to dismiss and the plaintiffs' opposition thereto was completed January 18, 2000. The motion to dismiss remains pending, and all discovery remains stayed pending the Court's ruling on the motion. A motion filed by the plaintiffs on November 16, 1999 to lift the discovery stay to allow the serving of discovery requests on a non-party has been denied by the Court. The defendants believe that these claims lack merit, and they intend to vigorously defend the consolidated action.

By letter dated December 18, 1998, the Staff of the Division of Enforcement of the Securities and Exchange Commission (the "Commission") advised the Company that it was conducting a preliminary, informal inquiry into trading of the securities of the Company at or about the time of the Company's December 11, 1998 press release announcing that the Company would be restating the revenues for its second fiscal quarter ended September 30, 1998. On January 20, 1999, the Commission issued a formal Order Directing Private Investigation And Designating Officers To Take Testimony with respect to the referenced trading and specified accounting matters, pursuant to which subpoenas have been served requiring the production of specified documents and testimony. The Company and its current and former independent accountants are also currently assessing the effects of recent comments issued to the Company by the Commission's Division of Corporation Finance as part of its ongoing review of various accounting matters in the Company's previous filings with the Commission, including, but not limited to, the recognition of revenues from the Company's indirect sales channel and the timing of charges which the Company recorded during fiscal 1999, 1998 and 1997 for inventory obsolescence, severance and asset impairment. The Company has cooperated, and intends to continue cooperating fully with, the Commission Staff. The Company has not accrued for any fines or penalties under SFAS 5 because it has no basis to conclude that it is probable that at the conclusion of the investigation the Commission will seek a fine or penalty, and because the amount of any such fine or penalty is not estimable.

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

On December 30, 1999, a Derivative Complaint was filed in the Court of Chancery of the State of Delaware, in and for Newcastle County, by an alleged stockholder of the Company derivatively on behalf of Telxon. The named defendants are the Company; the then directors of the Company, Richard J. Bogomolny, John H. Cribb, Robert A. Goodman, Raj Reddy, Frank Brick and Norton Rose; Robert F. Meyerson, former Chairman of the Board, Chief Executive Officer and director; and Telantis Venture Partners V Inc., an affiliate of Robert F. Meyerson. The Complaint alleges that Telxon's sale of stock in its then Aironet Wireless Communications, Inc. subsidiary to Meyerson interests constitutes a waste and gift of Telxon assets in breach of the defendant directors' duties of care and to act in good faith. The Complaint also alleges that the defendant directors' opposition of an alleged offer by Symbol to acquire the Company in the Spring of 1998 violated their duties of loyalty, good faith and due care and wasted Company's assets. The Complaint seeks an order rescinding the Aironet stock transactions (or in the event such relief cannot be granted, recissory damages), requiring the defendants other than the Company to account for Telxon's losses in connection with the alleged wrongs (including the funds spent resisting the alleged Symbol bid) and awarding plaintiff its attorneys' fees and expenses. While the Company is nominally a defendant in this derivative action, the plaintiff seeks no monetary relief from the Company.

On March 8, 2000, all defendants except Messrs. Goodman and Meyerson answered the complaint and moved for judgment on the pleadings. Messrs. Goodman and Meyerson have filed motions to dismiss. In addition, all defendants have moved to stay discovery. All of these motions are currently being briefed, and no hearing date has been scheduled for any of the motions.

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

The Company has received a number of letters from its customers requesting Telxon to indemnify them with respect to their defense of demands which have been made on them by the Lemelson Medical, Education & Research Foundation Limited Partnership for the payment of a license fee for the alleged infringement of the Foundation's so-called "bar-code" patents by the customers' systems utilizing automatic identification technology, portions of which have been supplied by the Company. On October 27, 1999, the Foundation also sent a letter directly to the Company similarly demanding that the Company purchase a license with respect to "Telxon's use of machine vision and bar coding technology." On April 14, 2000 the Foundation filed five lawsuits against a total of approximately 430 end users, including a number of the Company's customers, whom the Foundation alleges use automatic identification technology which infringes the Foundation's patents; the Company is not named as a defendant in any of these lawsuits. The Company continues to receive requests for indemnity from customers with regard to claims being informally asserted against them by the Foundation as well as from customers who have been formally sued by the Foundation.

The Company believes that the patents so being asserted against it and its customers are invalid, unenforceable and not infringed and on April 24, 2000 filed a federal court action against the Foundation seeking a declaratory judgment to that effect. The Company's declaratory judgment action is substantially similar to the federal court action jointly filed by seven other companies in the automatic identification industry, including the Company's principal competitors, in July 1999 seeking like declaratory relief against the Foundation. On May 30, 2000 the Foundation filed an answer and counterclaim against the Company in response to its declaratory judgment action denying the invalidity of its patents are invalid, unenforceable or not infringed by the Company or its customers and counter-claiming that the Company likely induces or contributes to the direct infringement of unspecified claims of the Foundation's patents. The Foundation's counterclaim against the Company is the same as the one which has been asserted by the Foundation against the companies which filed the other declaratory judgment action. Discovery in the Company's declaratory judgment action is just beginning. The Company believes that the Foundation's counterclaim is without merit and intends to vigorously defend against it.

Except as otherwise specified, in the event that any of the foregoing litigation ultimately results in a money judgment against the Company or is otherwise determined adversely to the Company by a court of competent jurisdiction, such

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

determination could, depending on the particular circumstances, adversely affect the Company's conduct of its business and the results and condition thereof.

In the normal course of its operations, the Company is subject to performance under contracts and assertions that technologies it utilizes may infringe third party intellectual properties, and is also subject to various pending legal actions and contingencies, which may include matters involving suppliers, customers, lessors of Company products to customers, lessors of equipment to the Company and existing and potential business and development partners. The Company is vigorously defending all such claims which do not lack merit. While the ultimate outcome of such matters cannot presently be determined, the Company does not anticipate that these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows and accordingly has not made provisions for any losses or related insurance recoveries in its financial statements.

NOTE 20 - CHANGE IN ACCOUNTING PRINCIPLE

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

NOTE 21 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). This Staff Accounting Bulletin expresses the views of the Securities and Exchange Commission in applying accounting principals generally accepted in the United States while recognizing revenue. The Company adopted the provisions of this bulletin when recognizing revenue.

On November 24, 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 100 "Restructuring and Impairment Charges". This Staff Accounting Bulletin expresses the views of the SEC staff regarding the accounting and disclosure of certain expenses commonly reported in connection with exit activities and business combinations. The Company has also abided by the guidance contained within this document in accounting for current exit costs.

During fiscal 1999, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 provides accounting and reporting standards for derivative instruments. This standard will require the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The Company is required to adopt the provisions of SFAS 133 during the first quarter of fiscal 2002 (as delayed by Statement of Financial Accounting Standards No. 137 - "Deferral of the Effective Date of FASB Statement No. 133"). Management is evaluating the impact of this statement; however, at this

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

time it believes that the adoption of this pronouncement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 22 - SUBSEQUENT EVENT

Subsequent to March 31, 2000, the Company loaned John W. Paxton, the Chief Executive Officer of the Company, $3,100 in connection with the prior acquisition of the Company's common stock. It is anticipated that this loan will be repaid during the second quarter of the next fiscal year once those shares are registered, as will facilitate his refinancing of the loan through a third party lender.

NOTE 23 - QUARTERLY DATA (UNAUDITED)

                                                                             Quarter
                                                                             -------
2000                                         First            Second(a)         Third            Fourth (b)          Year(c)
----                                       ---------          ---------       ---------          ----------         --------

Revenues                                   $  87,825           $96,295        $  96,234           $ 85,397          $365,751
Gross profit                                  24,745            26,789           27,832              1,503            80,869
Net (loss) income                          $(16,701)           $14,960        $(14,772)           $267,511          $250,998

Net (loss) income per share:
   Basic                                   $  (1.03)           $   .92        $   (.91)           $  15.99          $  15.34
   Diluted                                 $  (1.03)           $   .92        $   (.91)           $  15.35          $  15.09

(a) During the second quarter of fiscal 2000, the Company recorded a $32,025 gain related to the IPO of Aironet.
(b) During the fourth quarter of fiscal 2000, the Company recorded a gain on marketable securities of $396,161 and charges of $8,315 and $9,267 related to obsolescence for manufacturing and customer service and revaluation of used equipment inventories, respectively. The Company also recorded a provision of $3,523 for the probable loss on a customer contract that will be completed in fiscal 2001. Charges were recorded for doubtful accounts of $3,380 and transition costs of $4,029, including provisions for stay-on bonuses, employee termination benefits, and lease abandonment, to reflect the expenses of closing the Akron, Ohio facility. In conjunction with the repurchase of Metanetics stock held by minority shareholders, payments for compensation were made to Metanetics employees aggregating $3,105 and the March 2000 goodwill amortization on the Metanetics stock repurchased was $378. In addition, a probable loss on manufacturing inventory purchase commitments of $2,600, adjustments to accrued taxes other than income taxes for $1,222, professional fees and consulting charges of $1,829, and incentive compensation to retain key sales personnel of $1,023 were recorded.
(c) The net (loss) income per share for the quarters does not equal net income per share for the year due to differentials in the impact of quarterly and annual weighted new stock issuances on the weighted-average number of shares outstanding for each respective period.

On February 23, 1999, the Company announced that, having completed a review of certain judgmental accounting matters with the Company's then independent accountants it would restate its previously issued audited financial statements for fiscal years 1998, 1997 and 1996 and its unaudited interim financial statements for the first, second and third quarters of fiscal years 1999, 1998 and 1997. Additionally, the Company announced on June 16, 1999, that it would restate its unaudited results for the second quarter of fiscal 1999.

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

As discussed in Note 3 - Restatement, on June 29, 2000 the Company announced that it would further restate its audited results for the fiscal years ended March 31, 1999 and 1998 and its unaudited results for the fourth quarter of fiscal 1998 as well as the first, second and fourth quarters of fiscal 1999. The results of this restatement are reflected in the "Restated" quarterly results provided below. The effects of the prior restatements discussed above have been previously reported and as such are included in the "As Previously Presented" quarterly results below.

As Restated
-----------
                                                                  Quarter
                                                                  -------
1999                                   First            Second            Third             Fourth(a)           Year(b)
----                                   -----            ------            -----             ---------           -------
                                     (Restated)       (Restated)                            (Restated)        (Restated)

Revenues                             $118,503          $106,800           $ 96,408           $ 74,683          $ 396,394
Gross profit (loss)                    46,799            38,653             24,915            (15,176)            95,191
Net income (loss)                    $  1,691          $ (5,543)          $(45,856)          $(85,298)         $(135,006)

Net income (loss) per share:
  Basic                              $   0.11          $   (.34)          $  (2.86)          $  (5.30)         $   (8.38)
  Diluted                            $   0.10          $   (.34)          $  (2.86)          $  (5.30)         $   (8.38)

As Previously Reported
----------------------
                                                                  Quarter
                                                                  -------
1999                                   First            Second            Third             Fourth(a)           Year(b)
----                                   -----            ------            -----             ---------           -------


Revenues                             $111,162          $103,641           $ 96,408           $ 77,083          $ 388,294
Gross profit(loss)                     43,863            37,389             24,915            (14,216)            91,951
Net loss                             $   (100)         $ (6,314)          $(45,856)          $(84,712)         $(136,982)

Net loss per share:
  Basic                              $   (.01)         $   (.39)          $  (2.86)          $  (5.27)         $   (8.50)
  Diluted                            $   (.01)         $   (.39)          $  (2.86)          $  (5.27)         $   (8.50)

(a) During the fourth quarter of fiscal 1999, the Company recorded charges of $23,626 related to the discontinuance of certain of its products and $7,278 for excess and obsolete inventories. The fourth quarter results of operations also include severance charges of $3,534, bad debt provisions of $3,695, non-cash compensation related to stock options in its Aironet subsidiary of $3,409 and charges related to the carrying value of investments of $2,094. The aggregate impact to fourth quarter earnings per share was $2.72 per share (diluted).

(b) The net loss per share for the quarters does not equal net income per share for the year due to differentials in the impact of quarterly and annual weighted new stock issuances on the weighted-average number of shares outstanding for each respective period.

Restated
--------
                                                                  Quarter
                                                                  -------
1999                                   First            Second            Third             Fourth(a)           Year(b)
----                                   -----            ------            -----             ---------           -------
                                                                                           (Restated)          (Restated)
Revenues                               $104,222        $110,129           $117,416           $123,289           $455,056
Gross profit                             40,999          43,272             48,101             50,858            183,230
Income before
  cumulative effect of
  an accounting change                      126           2,138              2,486              2,449              7,199
Net income                             $    126        $  2,138           $  1,246           $  2,673           $  6,183

Income per share

                       TELXON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            IN THOUSANDS (CONTINUED)

before cumulative effect
  of an accounting change:
  Basic                                $    .01        $    .14           $    .16           $    .16           $    .45
  Diluted                              $    .01        $    .13           $    .15           $    .15           $    .44

Net income per share:
  Basic                                $    .01        $    .14           $    .08           $    .17           $    .39
  Diluted                              $    .01        $    .13           $    .08           $    .16           $    .38

As Previously Reported
----------------------
                                                                  Quarter
                                                                  -------
1998                                   First           Second              Third             Fourth(a)          Year(b)
----                                   -----           ------              -----             ---------          -------

Revenues                               $104,222        $110,129           $117,416           $131,389           $463,156
Gross profit                             40,999          43,272             48,101             54,098            186,470
Income before
  cumulative effect of
  an accounting change                      126           2,138              2,486              4,425              9,175
Net income                             $    126        $  2,138           $  1,246           $  4,649           $  8,159

Income per share
  before cumulative effect
  of an accounting change:
  Basic                                $    .01        $    .14           $    .16           $    .28           $    .58
  Diluted                              $    .01        $    .13           $    .15           $    .27           $    .56

Net income per share:
  Basic                                $    .01        $    .14           $    .08           $    .30           $    .52
  Diluted                              $    .01        $    .13           $    .08           $    .29           $    .50

(a) During the fourth quarter of fiscal 1998, the Company recorded a true up of capitalized software costs, net of amortization of $1,722. After the related income tax impact, the aggregate impact on fourth quarter earnings was $1,119 or $.05 per share (diluted). The impact of such adjustment on the reported earnings during the first three quarters of fiscal 1998 was not material. In addition, during the fourth quarter the Company recorded a $1,637 gain on the sale of voting common stock of its Aironet subsidiary.

(b) The net income per share for the quarters does not equal net income per share for the year due to differentials in the impact of quarterly and annual weighted new stock issuances on the weighted-average number of shares outstanding for each respective period.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ---------------------

As previously reported, the Company engaged its current independent accountants, Arthur Andersen LLP, on July 19, 1999 to audit the Company's consolidated financial statements for fiscal 2000. The Company's former independent accountants, PricewaterhouseCoopers LLP, were accordingly dismissed upon the completion of the audit of and their report on the Company's consolidated financial statements for fiscal 1999. Subsequent to the change in independent accountants and as reported in the Company's Current Report on Form 8-K dated June 29, 2000 and filed June 30, 2000, the Company, in consultation with its current and former accountants, determined to further restate its fiscal 1999 and 1998 financial results as discussed in Note 3 - Restatement to the consolidated financial statements included in Item 8 above. The further restatement constitutes a "reportable event" within the meaning of Item 304(a)(1)(v) of Regulation S-K, but since the change in independent accountants, the Company has not had any "disagreements" with its independent accountants within the meaning of that regulation.

                                    PART III

Except for certain information relating to the Company's executive officers included in Part I of this Form 10-K, the information called for by this Part III is not set forth herein but is incorporated by reference from the definitive proxy statement which the Company intends to file with the Securities and Exchange Commission within 120 days of the close of its fiscal year ended March 31, 2000, with respect to the 2000 Annual Meeting of the Company's stockholders scheduled to be held on September 15, 2000 or will otherwise be timely filed.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

     (a) List of documents filed as part of this Annual Report on Form 10-K:

          (1) Consolidated Financial Statements: Reference is made to the Index on page 53 of this Annual Report on Form 10-K.

          (2) Financial Statement Schedule: Reference is made to the Index on page 53 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

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

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------
          (CONTINUED)
          -----------
                  4.3 Rights Agreement between Registrant and KeyBank National Association, as Rights Agent, dated as of August 25, 1987, as amended and restated as of July 31, 1996, incorporated herein by reference to Exhibit 4 to Registrant's Form 8-K dated August 5, 1996.

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

                           4.5.2    Registration Rights Agreement by and among

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------
          (CONTINUED)
          -----------

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

                           10.1.2 1990 Stock Option Plan for employees of Registrant, as amended, incorporated herein by reference to Exhibit 10.1.2 to Registrant's Form 10-Q for the quarter ended December 31, 1999.

                           10.1.3 1990 Stock Option Plan for Non-Employee Directors of Registrant, as amended, incorporated herein by reference to Exhibit
                                    10.1.3 to Registrant's Form 10-Q for the quarter ended December 31, 1999.

                           10.1.4 Non-Qualified Stock Option Agreement between Registrant and Raj Reddy, dated as of October 17, 1988, incorporated herein by reference to Exhibit 10.1.4 to Registrant's Form 10-Q for the year ended March 31, 1999.

                                    10.1.4.a   Description of amendments
                                               extending the term of the
                                               Agreement included as
                                               Exhibit 10.1.4 above,
                                               incorporated herein by
                                               reference to Exhibit 10.1.4.a to
                                               Registrant's Form 10-Q for the
                                               quarter ended December 31, 1999.

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

                                    10.1.7.a   Amended and Restated 1996
                                               Stock Option Plan for employees,

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------
          (CONTINUED)
          -----------

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

                           10.1.13 Employment Agreement between Registrant and David M. Biggs, effective as of June 7, 1999, incorporated herein by reference to
                                    Exhibit 10.1.13 to Registrant's Form 10-Q for the quarter ended December 31, 1999.

                           10.1.14 Offer and acceptance of employment between Registrant and Gene Harmegnies, effective as of January 31, 2000, incorporated herein by reference to Exhibit 10.1.14 to Registrant's Form 10-Q for the quarter ended December 31, 1999.

                           10.1.15 Description of Key Employee Retention Program, incorporated herein by reference to
                                    Exhibit 10.1.15 to Registrant's Form 10-K for the year ended March 31, 1998.

                                    10.1.15.a  Form of letter agreement made

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------
          (CONTINUED)
          -----------

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

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------
          (CONTINUED)
          -----------

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

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------
          (CONTINUED)
          -----------

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

                           10.2.4 Lease Contract between Desarrollos \ Inmobiliarios Paso del Norte, S.A. de C.V. and Productos y Servicios de Telxon, S.A. de C.V., a subsidiary of Registrant, made and entered into as of April 10, 1997, for premises in Ciudad Juarez, Chihuahua, Mexico, incorporated herein by reference to Exhibit 10.2.4 to Registrant's Form 10-K for the year ended March 31, 1998.

                           10.2.5 Lease between Milford Partners, LLC and Registrant, made as of March 17, 2000 for premises in Ridgewood Corporate Center, 1000 Summit Drive, Milford, Ohio, filed herewith.

                           10.2.6 Lease Agreement between Woodlands Office Equities-'95 Limited and Registrant, effective January 20, 2000, for premises at 8701 New Trails Drive, The Woodlands, Texas, including an Expansion, Modification and Ratification thereof dated May 1, 2000, filed herewith.

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

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------
          (CONTINUED)
          -----------

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

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------
          (CONTINUED)
          -----------

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

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------
          (CONTINUED)
          -----------

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

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------
          (CONTINUED)
          -----------

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

                        10.3.3 Loan and Security Agreement, dated as of August 26, 1999, by and between the Registrant, the Lenders party thereto, and Foothill Capital Corporation, as Agent (repaid and retired in full during March 2000 as described in Registrant's consolidated financial statements including such month), incorporated by reference to Exhibit
                                  10.3.3 to Registrant's Form 8-K dated
                                  August 30, 1999.

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

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------
          (CONTINUED)
          -----------

                                             Agreement (terminated in
                                             connection with the repayment
                                             and retirement of Registrant's
                                             indebtedness under the Loan and
                                             Security Agreement during March
                                             2000 as described in
                                             Registrant's Consolidated
                                             Financial Statements including
                                             such month), incorporated
                                             herein by reference to
                                             Exhibit 10.3.3.a to
                                             Registrant's Form 10-Q for
                                             the quarter ended September
                                             30, 1999.

                                  10.3.3.b   Real Property Deed of Trust
                                             (Harris County, Texas), made
                                             as of August 26, 1999 by
                                             Registrant unto Joseph C.
                                             Mathews as trustee for the
                                             benefit of Foothill Capital
                                             Corporation, as Agent for
                                             the Lenders from time to
                                             time party to the Loan and
                                             Security Agreement included
                                             as Exhibit 10.3.3 above
                                             (terminated in connection with
                                             the repayment and retirement of
                                             Registrant's indebtedness under
                                             the Loan and Security Agreement
                                             during March 2000 as described
                                             in Registrant's Consolidated
                                             Financial Statements including
                                             such month), incorporated herein
                                             by reference to Exhibit
                                             10.3.3.b to Registrant's
                                             Form 10-Q for the quarter
                                             ended September 30, 1999.

                                  10.3.3.c   Patent, Trademark, Copyright
                                             and License Mortgage, made
                                             as of August 26, 1999, by
                                             Registrant in favor of
                                             Foothill Capital
                                             Corporation, as Agent for
                                             the Lenders from time to
                                             time party to the Loan and
                                             Security Agreement included
                                             as Exhibit 10.3.3 above
                                             (terminated in connection with
                                             the repayment and retirement of
                                             Registrant's indebtedness under
                                             the Loan and Security Agreement
                                             during March 2000 as described
                                             in Registrant's Consolidated
                                             Financial Statements including
                                             such month), incorporated herein
                                             by reference to Exhibit
                                             10.3.3.c to Registrant's
                                             Form 10-Q for the quarter
                                             ended September 30, 1999.

                                  10.3.3.d   First Amendment, dated as of
                                             November 18, 1999, to the
                                             Loan and Security Agreement
                                             included as Exhibit 10.3.3

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------
          (CONTINUED)
          -----------

                                             above, incorporated herein by
                                             reference to Exhibit 10.3.3.d to
                                             Registrant's Form 10-Q for the
                                             quarter ended December 31, 1999.

                                  10.3.3.e   Second Amendment, dated as
                                             of February 11, 2000, to the
                                             Loan and Security Agreement
                                             included as Exhibit 10.3.3
                                             above, incorporated herein by
                                             reference to Exhibit 10.3.3.e to
                                             Registrant's Form 10-Q for the
                                             quarter ended December 31, 1999.

                        10.3.4    Loan and Pledge Agreement, dated as
                                  of March 15, 2000, by and among Deutsche
                                  Bank AG, London Branch, with Deutsche Bank
                                  Securities, Inc., as agent, and Telxon
                                  Systems Services Inc., a wholly owned
                                  subsidiary of Registrant (secured by the Cisco Systems, Inc. stock subject to the options transactions effected pursuant to the Confirmations included as Exhibit 10.4 below) and letter confirming determination of interest applicable to borrowings thereunder, filed herewith.

                        10.3.5 Promissory Note, dated June 16, 2000, by Registrant with respect to uncommitted swing line for working capital financing available from Fifth Third Bank, Northeastern Ohio, filed herewith.

                  10.4 Confirmations of Share Option Transactions of Telxon Systems Services, Inc., a wholly owned subsidiary of Registrant, with Deutche Bank AG, London Branch with respect to substantially all of the stock which Telxon Systems Services continues to hold in Cisco Systems, Inc., dated as of March 23, 2000, filed herewith.

                  10.5 Amended and Restated Agreement between Registrant and Symbol Technologies, Inc., dated as of September 30, 1992, incorporated herein by reference to Exhibit
                           10.4 to Registrant's Form 10-K for the year ended March 31, 1998.

                  10.6 Agreement, dated as of November 8, 1999, by and among Registrant, Cisco Systems, Inc. and Aironet Wireless Communications, Inc. (the forms of the Purchase Agreement and License Agreement included as Exhibits A and B, respectively, thereto became effective upon the March 15, 2000 consummation of the acquisition through Merger of Aironet by Cisco), incorporated herein by reference to Exhibit 10.5.2 to Registrant's Form 10-Q for the quarter ended September 30, 1999.

                  10.7 Asset Purchase Agreement by and among Dynatech Corporation, IAQ Corporation, Registrant and Itronix Corporation, then a subsidiary of Registrant, dated as of December 28, 1996, incorporated herein by reference to Exhibit 2 to Registrant's Form 8-K dated December 31, 1996.

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

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------
          (CONTINUED)
          -----------

                  10.9 Stock Purchase Agreement by and among Registrant and FED Corporation, dated as of March 31, 1998, with respect to FED Corporation's purchase of all of the stock of Virtual Vision, Inc. (fka Vision Newco, Inc.), incorporated herein by reference to Exhibit
                           10.7 to Registrant's Form 10-K for the year ended March 31, 1998.

                           10.9.1 Escrow Agreement by and among FED Corporation, Registrant and First Union National Bank, with respect to the transactions under the Stock Purchase Agreement included as Exhibit 10.9 above, incorporated herein by reference to Exhibit 10.7.1 to Registrant's Form 10-K for the year ended March 31, 1998.

                  10.10    Stock Purchase Agreement, dated as of January
                           19, 2000, between Registrant, Accipiter Corporation and Accipiter II, Inc. (superseded by the Agreement and Plan of Merger included as Exhibit 10.12 below), incorporated herein by reference to Exhibit 10.13 to Registrant's Form 10-Q for the quarter ended December 31, 1999.

                  10.11 Stock Purchase Agreement, dated as of February 17, 2000, by and between Registrant and named then minority stockholders of Registrant's Metanetics Corporation subsidiary, filed herewith.

                  10.12 Plan and Agreement of Merger, dated as of February 22, 2000, among Registrant, its wholly owned Meta Technologies Corporation subsidiary and its Metanetics Corporation subsidiary, filed herewith.

                           10.12.1 Investment and Registration Rights Agreement, dated as of February 22, 2000, by and among Accipiter
                                          Corporation, Accipiter II, Inc.,
                                          Registrant and Registrant's wholly
                                          owned Meta Technologies Corporation
                                          subsidiary made pursuant to the Plan
                                          and Agreement of Merger included as
                                          Exhibit 10.12 above, filed herewith.

                  10.13 Stockholder Agreement, made as of November 8, 1999 between Cisco Systems, Inc., Osprey Acquisition Corporation and Registrant, and related Irrevocable Proxy, executed by Registrant as a stockholder of Aironet Wireless Communications, Inc. as an inducement toward the entry by Cisco Systems, Inc. and Osprey Acquisition Corporation into an Agreement and Plan of Merger and Reorganization dated of even date providing for the acquisition of Aironet by Cisco, and Joinders thereto by, and related Irrevocable Proxy of, The Retail Technology Group, Inc., a wholly owned subsidiary of Registrant, and, in turn, by and of Telxon Systems Services, Inc., a wholly owned subsidiary of The Retail Technology Group, filed herewith.

                  10.14 DFS Vendor Agreement between Registrant and Deutsche Financial Services Corporation, dated as of September 30, 1998, incorporated herein by reference to Exhibit
                           10.15 to Registrant's Form 10-Q for the quarter ended December 31, 1998.

                  21.      Subsidiaries of Registrant, filed herewith.

                  23.1     Consent of Arthur Andersen LLP, filed herewith.

                  23.2 Consent of PricewaterhouseCoopers LLP, filed herewith.

                  24. Power Attorney executed by the members of Registrant's Board of Directors, filed herewith.

                  27.1 Financial Data Schedule as of March 31, 2000, filed herewith.

                  27.2 Restated Financial Data Schedule as of March 31, 1999, filed herewith (1).

                  27.3 Restated Financial Data Schedule as of March 31, 1998, filed herewith (1).
                  ----------
                  (1) Included for convenience of reference with respect to the identified prior period affected by the June 29, 2000 further restatement of the Registrant's results of operations for fiscal years 1999 and 1998 as discussed in Note 3 - Restatement to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The restated financial results reflected in the consolidated financial statements are included herein in lieu of Registrant separately filing amendments to its Form 10-K and 10-Q filings for the affected periods.

     (b)  Reports on Form 8-K

     During the last quarter of the fiscal annual period covered by this Annual Report on Form 10-K, Registrant filed a Current Report on Form 8-K, dated March 15, 2000 and filed March 30, 2000, presenting the pro forma effects on the Registrant of the consummation on March 15, 2000 of the acquisition through merger by Cisco Systems, Inc. of the Registrant's former Aironet Wireless Communications, Inc. subsidiary and the resulting conversion of the Registrant's stockholdings in Aironet into Cisco common stock and the Registrant's use of proceeds from its disposition of a portion of those Cisco shares.

     Subsequent to the end of the fiscal annual period covered by this Annual Report on Form 10-K, Registrant filed a Current Report on Form 8-K, dated June 29, 2000 and filed June 30, 2000, attaching Registrant's press release of June 29, 2000, which announced a restatement of the Registrant's results of operations for fiscal years 1999 and 1998 resulting from an agreement made during the fourth quarter of fiscal 1998 with a value-added distributor and a delay in the filing of this Annual Report on Form 10-K to permit the incorporation into the financial statements included herein of the restatement and of recent comments received from the Securities and Exchange Commission's Division of Corporation Finance regarding the Registrant's previous filings.

                       TELXON CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

DOLLARS IN THOUSANDS
--------------------

                                                                      ADDITIONS
                                               BALANCE AT            CHARGED TO                             BALANCE AT
                                              BEGINNING OF            COSTS AND                               END OF
DESCRIPTION                                      PERIOD               EXPENSES          DEDUCTIONS            PERIOD
-----------                                      ------               --------          ----------           -----------

Valuation account for accounts receivable:

      Year ended March 31, 2000:                    $11,069               $5,080          $9,033 (a)              $7,116
      Year ended March 31, 1999:                     $4,749               $7,752          $1,432 (a)             $11,069
      Year ended March 31, 1998:                     $2,528               $3,038          $  817 (a)             $ 4,749

Valuation account for sales returns and allowances:

      Year ended March 31, 2000:                    $15,027              $11,097          $20,869(b)              $5,255
      Year ended March 31, 1999:                     $3,270              $54,000          $42,243(b)             $15,027
      Year ended March 31, 1998:                     $4,762              $13,310          $14,802(b)             $ 3,270

Valuation account for inventories:

      Year ended March 31, 2000:                    $28,846              $30,673         $19,062 (c)             $40,457
      Year ended March 31, 1999:                    $11,709              $37,430         $20,293 (c)             $28,846
      Year ended March 31, 1998:                    $15,262              $ 4,999         $ 8,552 (c)             $11,709


Reserve for warranty costs:

      Year ended March 31, 2000:                     $1,605               $5,111          $4,564 (d)              $2,152
      Year ended March 31, 1999:                       $926               $3,067          $2,388 (d)              $1,605
      Year ended March 31, 1998:                       $468               $1,772          $1,314 (d)                $926



(a)      Doubtful accounts charged off, net of recoveries
(b)      Sales return credits issued
(c)      The fiscal 2000 amount includes the write-off and disposal of excess and/or obsolete material of $24,619 net of a reclassification of amounts previously accrued in accrued liabilities for non-cancelable purchase commitments for obsolete components of $6,114. The fiscal 2000 amount also includes the removal of the valuation account related to Aironet of $557 since that subsidiary is no longer consolidated with the Company. The fiscal 1999 amount included deductions of $12,422 for provisions that related to non-cancelable purchase commitments. Since no inventory subject to noncancelable purchase commitments was on-hand at March 31, 1999, this amount was reclassified to accrued liabilities and not reflected in the inventory valuation accounts.
(d)      Warranty costs incurred and/or lapse of warranty coverage

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELXON CORPORATION

Date:    July 7, 2000               By:          /s/ John W. Paxton
                                                     John W. Paxton, Chairman
                                                     and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This report may be signed in multiple counterparts, all of which taken together shall constitute a single document.



/s/ John W. Paxton                                     Chairman, Chief
John W. Paxton                                 Executive Officer and Director                    July 7, 2000
                                                (principal executive officer)

/s/ Woody M. McGee                                   Vice President and                          July 7, 2000
Woody M. McGee                                   Chief Financial Officer
                                               (principal financial officer)


/s/ Gary L. Grand                                   Corporate Controller                         July 7, 2000
Gary L. Grand                                  (principal accounting officer)


* John H. Cribb                                  Vice Chairman of the Board                      July 7, 2000
  John H. Cribb                                         and Director

* J. James Gallagher                                      Director                               July 7, 2000
  J. James Gallagher

* R. Dave Garwood                                         Director                               July 7, 2000
  R. Dave Garwood

* Robert A. Goodman                                       Director                               July 7, 2000
  Robert A. Goodman

* L. Michael Hone                                         Director                               July 7, 2000
  L. Michael Hone

* Dennis J. Lehr                                          Director                               July 7, 2000
  Dennis J. Lehr

* Dr. Raj Reddy                                           Director                               July 7, 2000
  Dr. Raj Reddy

- The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Power of Attorney filed with the Securities and Exchange Commission as Exhibit 24 hereto on behalf of the Directors named therein unless otherwise indicated by manual signature on this Annual Report on Form 10-K.

Date:    July 7, 2000                       By: /s/ Woody M. McGee
                                               Woody M. McGee, Attorney-in-fact

                               TELXON CORPORATION

                                    EXHIBITS

                                       TO

                                   FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                               INDEX TO EXHIBITS
WHERE
FILED
-----

*                 3.1      Restated Certificate of Incorporation of Registrant,
                           incorporated herein by reference to Exhibit No. 2(b) to Registrant's Registration Statement on Form 8-A with respect to its Common Stock filed pursuant to
                           Section 12(g) of the Securities Exchange Act, as amended by Amendment No. 1 thereto filed under cover of a Form 8 and Amendment No. 2 thereto filed on Form
                           8-A/A.

*                 3.2      Amended and Restated By-Laws of Registrant,
                           incorporated herein by reference to Exhibit 3.2 to Registrant's Form 10-K for the year ended March 31,
                           1999.

*                 4.1      Portions of the Restated Certificate of Incorporation
                           of Registrant pertaining to the rights of holders of Registrant's Common Stock, par value $.01 per share, incorporated herein by reference to Exhibit No. 2(b) to Registrant's Registration Statement on Form 8-A with respect to its Common Stock filed pursuant to
                           Section 12(g) of the Securities Exchange Act, as amended by Amendment No. 1 thereto filed under cover of a Form 8 and Amendment No. 2 thereto filed on Form
                           8-A/A.

*                 4.2      Text of form of Certificate for Registrant's Common
                           Stock, par value $.01 per share, and description of graphic and image material appearing thereon, incorporated herein by reference to Exhibit 4.2 to Registrant's Form 10-Q for the quarter ended June 30,
                           1995.

                               INDEX TO EXHIBITS
WHERE
FILED
-----
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

                               INDEX TO EXHIBITS
WHERE
FILED
-----

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
                                    Registrant, as amended, incorporated herein by reference to Exhibit 10.1.2 to Registrant's Form 10-Q for the quarter ended
                                    December 31, 1999.

*                          10.1.3   1990 Stock Option Plan for Non-Employee
                                    Directors of Registrant, as amended,
                                    incorporated herein by reference to Exhibit
                                    10.1.3 to Registrant's Form 10-Q for the quarter ended December 31, 1999.

*                          10.1.4   Non-Qualified Stock Option Agreement between
                                    Registrant and Raj Reddy, dated as of
                                    October 17, 1988, incorporated herein by reference to Exhibit 10.1.4 to Registrant's
                                    Form 10-Q for the year ended March 31, 1999.

*                                   10.1.4.a   Description of amendments
                                               extending the term of the
                                               Agreement included as
                                               Exhibit 10.1.4 above,
                                               incorporated herein by
                                               reference to Exhibit 10.1.4.a to
                                               Registrant's Form 10-Q for the
                                               quarter ended December 31, 1999.

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

                               INDEX TO EXHIBITS
WHERE
FILED
-----

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

*                          10.1.8   1999 Stock Option Plan for Non-Employee
                                    Directors of Aironet Wireless
                                    Communications, Inc., incorporated herein by reference to Exhibit 10.1.8 to Registrant's
                                    Form 10-Q for the quarter ended
                                    September 30, 1999.

*                          10.1.9   Non-Competition Agreement by and between
                                    Registrant and Robert F. Meyerson, effective
                                    February 27, 1997, incorporated herein by reference to Exhibit 10.1.8 to Registrant's
                                    Form 10-K for the year ended March 31, 1997.

*                          10.1.10  Employment Agreement between Registrant and
                                    John W. Paxton, Sr., effective as of March
                                    22, 1999, incorporated herein by reference to Exhibit 10.1.10 to Registrant's Form 10-K for the year ended March 31, 1999.

*                          10.1.11  Employment Agreement between Registrant and
                                    Kenneth A. Cassady, effective as of June 7,
                                    1999, incorporated herein by reference to
                                    Exhibit 10.1.11 to Registrant's Form 10-K for the year ended March 31, 1999.

*                          10.1.12  Employment Agreement between Registrant and
                                    Woody M. McGee, effective as of June 1,
                                    1999, incorporated herein by reference to
                                    Exhibit 10.1.12 to Registrant's Form 10-K for the year ended March 31, 1999.

*                          10.1.13  Employment Agreement between Registrant and
                                    David M. Biggs, effective as of June 7,
                                    1999, incorporated herein by reference to
                                    Exhibit 10.1.13 to Registrant's Form 10-Q for the quarter ended December 31, 1999.

*                          10.1.14  Offer and acceptance of employment between
                                    Registrant and Gene Harmegnies, effective as of January 31, 2000, incorporated herein by reference to Exhibit 10.1.14 to Registrant's Form 10-Q for the quarter ended December 31, 1999.

*                          10.1.15  Description of Key Employee Retention
                                    Program, incorporated herein by reference to
                                    Exhibit 10.1.15 to Registrant's Form 10-K for the year ended March 31, 1998.

*                                   10.1.15.a  Form of letter agreement made

                               INDEX TO EXHIBITS
WHERE
FILED
-----


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

                               INDEX TO EXHIBITS
WHERE
FILED
-----


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

                               INDEX TO EXHIBITS
WHERE
FILED
-----


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
                                               10.2.3.i to Registrant's Form
                                               10-K for the year ended March 31,
                                               1999.

*                          10.2.4   Lease Contract between Desarrollos \
                                    Inmobiliarios Paso del Norte, S.A. de C.V.
                                    and Productos y Servicios de Telxon, S.A. de
                                    C.V., a subsidiary of Registrant, made and entered into as of April 10, 1997, for premises in Ciudad Juarez, Chihuahua,
                                    Mexico, incorporated herein by reference to Exhibit 10.2.4 to Registrant's Form 10-K for the year ended March 31, 1998.

**                         10.2.5   Lease between Milford Partners, LLC and
                                    Registrant, made as of March 17, 2000 for premises in Ridgewood Corporate Center, 1000
                                    Summit Drive, Milford, Ohio, filed herewith.

**                         10.2.6   Lease Agreement between Woodlands Office
                                    Equities-'95 Limited and Registrant,
                                    effective January 20, 2000, for premises at 8701 New Trails Drive, The Woodlands, Texas, including an Expansion, Modification and
                                    Ratification thereof dated May 1, 2000,
                                    filed herewith.

                  10.3     Credit Agreements of Registrant.

*                          10.3.1   Credit Agreement by and among Registrant,
                                    the lenders party thereto from time to time and The Bank of New York, as letter of credit issuer, swing line lender and agent for the lenders, dated as of March 8, 1996
                                    (refinanced and replaced by the Loan and Security Agreement included as Exhibit
                                    10.3.3 below), incorporated herein by

                               INDEX TO EXHIBITS
WHERE
FILED
-----


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

                               INDEX TO EXHIBITS
WHERE
FILED
-----


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

                               INDEX TO EXHIBITS
WHERE
FILED
-----


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

                               INDEX TO EXHIBITS
WHERE
FILED
-----


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
                                  of August 26, 1999, by and between the
                                  Registrant, the Lenders party thereto,
                                  and Foothill Capital Corporation, as
                                  Agent (repaid and retired in full
                                  during March 2000 as described in
                                  Registrant's consolidated financial
                                  statements including such month),
                                  incorporated by reference to Exhibit
                                  10.3.3 to Registrant's Form 8-K dated
                                  August 30, 1999.

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

                               INDEX TO EXHIBITS
WHERE
FILED
-----


                                             Agreement (terminated in
                                             connection with the repayment
                                             and retirement of Registrant's
                                             indebtedness under the Loan and
                                             Security Agreement during March
                                             2000 as described in
                                             Registrant's Consolidated
                                             Financial Statements including
                                             such month), incorporated
                                             herein by reference to
                                             Exhibit 10.3.3.a to
                                             Registrant's Form 10-Q for
                                             the quarter ended September
                                             30, 1999.

*                                 10.3.3.b   Real Property Deed of Trust
                                             (Harris County, Texas), made
                                             as of August 26, 1999 by
                                             Registrant unto Joseph C.
                                             Mathews as trustee for the
                                             benefit of Foothill Capital
                                             Corporation, as Agent for
                                             the Lenders from time to
                                             time party to the Loan and
                                             Security Agreement included
                                             as Exhibit 10.3.3 above
                                             (terminated in connection with
                                             the repayment and retirement of
                                             Registrant's indebtedness under
                                             the Loan and Security Agreement
                                             during March 2000 as described
                                             in Registrant's Consolidated
                                             Financial Statements including
                                             such month), incorporated herein
                                             by reference to Exhibit
                                             10.3.3.b to Registrant's
                                             Form 10-Q for the quarter
                                             ended September 30, 1999.

*                                 10.3.3.c   Patent, Trademark, Copyright
                                             and License Mortgage, made
                                             as of August 26, 1999, by
                                             Registrant in favor of
                                             Foothill Capital
                                             Corporation, as Agent for
                                             the Lenders from time to
                                             time party to the Loan and
                                             Security Agreement included
                                             as Exhibit 10.3.3 above
                                             (terminated in connection with
                                             the repayment and retirement of
                                             Registrant's indebtedness under
                                             the Loan and Security Agreement
                                             during March 2000 as described
                                             in Registrant's Consolidated
                                             Financial Statements including
                                             such month), incorporated herein
                                             by reference to Exhibit
                                             10.3.3.c to Registrant's
                                             Form 10-Q for the quarter
                                             ended September 30, 1999.

*                                 10.3.3.d   First Amendment, dated as of
                                             November 18, 1999, to the
                                             Loan and Security Agreement
                                             included as Exhibit 10.3.3

                               INDEX TO EXHIBITS
WHERE
FILED
-----


                                             above, incorporated herein by
                                             reference to Exhibit 10.3.3.d to
                                             Registrant's Form 10-Q for the
                                             quarter ended December 31, 1999.

*                                 10.3.3.e   Second Amendment, dated as
                                             of February 11, 2000, to the
                                             Loan and Security Agreement
                                             included as Exhibit 10.3.3
                                             above, incorporated herein by
                                             reference to Exhibit 10.3.3.e to
                                             Registrant's Form 10-Q for the
                                             quarter ended December 31, 1999.

**                      10.3.4    Loan and Pledge Agreement, dated as
                                  of March 15, 2000, by and among Deutsche
                                  Bank AG, London Branch, with Deutsche Bank
                                  Securities, Inc., as agent, and Telxon
                                  Systems Services Inc., a wholly owned
                                  subsidiary of Registrant (secured by the Cisco Systems, Inc. stock subject to the options transactions effected pursuant to the Confirmations included as Exhibit 10.4 below) and letter confirming determination of interest applicable to borrowings thereunder, filed herewith.

**                      10.3.5    Promissory Note, dated June 16, 2000, by
                                  Registrant with respect to uncommitted
                                  swing line for working capital
                                  financing available from Fifth Third
                                  Bank, Northeastern Ohio, filed
                                  herewith.

**                10.4     Confirmations of Share Option Transactions of Telxon
                           Systems Services, Inc., a wholly owned subsidiary of Registrant, with Deutche Bank AG, London Branch with respect to substantially all of the stock which Telxon Systems Services continues to hold in Cisco
                           Systems, Inc., dated as of March 23, 2000, filed herewith.

*                 10.5     Amended and Restated Agreement between Registrant and
                           Symbol Technologies, Inc., dated as of September 30,
                           1992, incorporated herein by reference to Exhibit
                           10.4 to Registrant's Form 10-K for the year ended
                           March 31, 1998.

*                 10.6     Agreement, dated as of November 8, 1999, by and
                           among Registrant, Cisco Systems, Inc. and Aironet
                           Wireless Communications, Inc. (the forms of the
                           Purchase Agreement and License Agreement included as
                           Exhibits A and B, respectively, thereto became effective upon the March 15, 2000 consummation of the acquisition through Merger of Aironet by Cisco), incorporated herein by reference to Exhibit 10.5.2 to Registrant's Form 10-Q for the quarter ended
                           September 30, 1999.

*                 10.7     Asset Purchase Agreement by and among Dynatech
                           Corporation, IAQ Corporation, Registrant and Itronix
                           Corporation, then a subsidiary of Registrant, dated as of December 28, 1996, incorporated herein by reference to Exhibit 2 to Registrant's Form 8-K dated
                           December 31, 1996.

*                 10.8     Agreement of Purchase and Sale of Assets by and among
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

                               INDEX TO EXHIBITS
WHERE
FILED
-----

*                 10.9     Stock Purchase Agreement by and among Registrant and
                           FED Corporation, dated as of March 31, 1998, with respect to FED Corporation's purchase of all of the stock of Virtual Vision, Inc. (fka Vision Newco,
                           Inc.), incorporated herein by reference to Exhibit
                           10.7 to Registrant's Form 10-K for the year ended
                           March 31, 1998.

*                          10.9.1        Escrow Agreement by and among FED
                                         Corporation, Registrant and First Union
                                         National Bank, with respect to the
                                         transactions under the Stock Purchase
                                         Agreement included as Exhibit 10.9
                                         above, incorporated herein by reference
                                         to Exhibit 10.7.1 to Registrant's Form
                                         10-K for the year ended March 31, 1998.

*                 10.10    Stock Purchase Agreement, dated as of January
                           19, 2000, between Registrant, Accipiter Corporation and Accipiter II, Inc. (superseded by the Agreement and Plan of Merger included as Exhibit 10.12 below), incorporated herein by reference to Exhibit 10.13 to Registrant's Form 10-Q for the quarter ended December
                           31, 1999.

**                10.11    Stock Purchase Agreement, dated as of February 17,
                           2000, by and between Registrant and named then minority stockholders of Registrant's Metanetics
                           Corporation subsidiary, filed herewith.

**                10.12    Plan and Agreement of Merger, dated as of
                           February 22, 2000, among Registrant, its wholly owned
                           Meta Technologies Corporation subsidiary and its Metanetics Corporation subsidiary, filed herewith.

**                         10.12.1        Investment and Registration Rights
                                          Agreement, dated as of February 22,
                                          2000, by and among Accipiter
                                          Corporation, Accipiter II, Inc.,
                                          Registrant and Registrant's wholly
                                          owned Meta Technologies Corporation
                                          subsidiary made pursuant to the Plan
                                          and Agreement of Merger included as
                                          Exhibit 10.12 above, filed herewith.

**                10.13    Stockholder Agreement, made as of November 8, 1999
                           between Cisco Systems, Inc., Osprey Acquisition
                           Corporation and Registrant, and related Irrevocable
                           Proxy, executed by Registrant as a stockholder of Aironet Wireless Communications, Inc. as an inducement toward the entry by Cisco Systems, Inc.
                           and Osprey Acquisition Corporation into an Agreement and Plan of Merger and Reorganization dated of even date providing for the acquisition of Aironet by Cisco, and Joinders thereto by, and related
                           Irrevocable Proxy of, The Retail Technology Group,
                           Inc., a wholly owned subsidiary of Registrant, and, in turn, by and of Telxon Systems Services, Inc., a wholly owned subsidiary of The Retail Technology
                           Group, filed herewith.

*                 10.14    DFS Vendor Agreement between Registrant and Deutsche
                           Financial Services Corporation, dated as of September
                           30, 1998, incorporated herein by reference to Exhibit
                           10.15 to Registrant's Form 10-Q for the quarter ended
                           December 31, 1998.

**                21.      Subsidiaries of Registrant, filed herewith.

**                23.1     Consent of Arthur Andersen LLP, filed herewith.

**                23.2     Consent of PricewaterhouseCoopers LLP, filed
                           herewith.

**                24.      Power Attorney executed by the members of
                           Registrant's Board of Directors, filed herewith.

**                27.1     Financial Data Schedule as of March 31, 2000,
                           filed herewith.

**                27.2     Restated Financial Data Schedule as of March 31,
                           1999, filed herewith.

**                27.3     Restated Financial Data Schedule as of March 31,
                           1998, filed herewith.

-----------
*    Previously filed
**   Filed herewith