Form 10-K/A
period 2000-03-31
TELXON CORP
filed 2000-07-14
CIK 352495

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

     This Amendment No. 1 on Form 10-K/A supplements the Registrant's Form 10-K as originally filed on July 10, 2000 (the "Original Filing") to add exhibits 10.1.13.a and 10.1.23 to Part IV and the index to exhibits and to file those two additional exhibits.


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

                                    10.1.13.a  Letter agreement continuing
                                               Mr. Biggs' employment with
                                               Registrant, dated June 15, 2000,
                                               filed herewith.

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

                           10.1.23 Employment Agreement between Registrant and William J. Murphy, effective as of February 1, 2000, filed herewith.

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

                           10.2.5 Lease between Milford Partners, LLC and Registrant, made as of March 17, 2000 for premises in Ridgewood Corporate Center, 1000 Summit Drive, Milford, Ohio, filed with the Original Filing.

                           10.2.6 Lease Agreement between Woodlands Office Equities-'95 Limited and Registrant, effective January 20, 2000, for premises at 8701 New Trails Drive, The Woodlands, Texas, including an Expansion, Modification and Ratification thereof dated May 1, 2000, filed with the Original Filing.

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

                        10.3.4    Loan and Pledge Agreement, dated as
                                  of March 15, 2000, by and among Deutsche
                                  Bank AG, London Branch, with Deutsche Bank
                                  Securities, Inc., as agent, and Telxon
                                  Systems Services Inc., a wholly owned
                                  subsidiary of Registrant (secured by the Cisco Systems, Inc. stock subject to the options transactions effected pursuant to the Confirmations included as Exhibit 10.4 below) and letter confirming determination of interest applicable to borrowings thereunder, filed with the Original Filing.

                        10.3.5 Promissory Note, dated June 16, 2000, by Registrant with respect to uncommitted swing line for working capital financing available from Fifth Third Bank, Northeastern Ohio, filed with the Original Filing.

                  10.4 Confirmations of Share Option Transactions of Telxon Systems Services, Inc., a wholly owned subsidiary of Registrant, with Deutche Bank AG, London Branch with respect to substantially all of the stock which Telxon Systems Services continues to hold in Cisco Systems, Inc., dated as of March 23, 2000, filed with the Original Filing.

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

                  10.11 Stock Purchase Agreement, dated as of February 17, 2000, by and between Registrant and named then minority stockholders of Registrant's Metanetics Corporation subsidiary, filed with the Original Filing.

                  10.12 Plan and Agreement of Merger, dated as of February 22, 2000, among Registrant, its wholly owned Meta Technologies Corporation subsidiary and its Metanetics Corporation subsidiary, filed with the Original Filing.

                           10.12.1 Investment and Registration Rights Agreement, dated as of February 22, 2000, by and among Accipiter
                                          Corporation, Accipiter II, Inc.,
                                          Registrant and Registrant's wholly
                                          owned Meta Technologies Corporation
                                          subsidiary made pursuant to the Plan
                                          and Agreement of Merger included as
                                          Exhibit 10.12 above, filed with the
                                          Original Filing.

                  10.13 Stockholder Agreement, made as of November 8, 1999 between Cisco Systems, Inc., Osprey Acquisition Corporation and Registrant, and related Irrevocable Proxy, executed by Registrant as a stockholder of Aironet Wireless Communications, Inc. as an inducement toward the entry by Cisco Systems, Inc. and Osprey Acquisition Corporation into an Agreement and Plan of Merger and Reorganization dated of even date providing for the acquisition of Aironet by Cisco, and Joinders thereto by, and related Irrevocable Proxy of, The Retail Technology Group, Inc., a wholly owned subsidiary of Registrant, and, in turn, by and of Telxon Systems Services, Inc., a wholly owned subsidiary of The Retail Technology Group, filed with the Original Filing.

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

                  21.      Subsidiaries of Registrant, filed with the Original
                           Filing.

                  23.1 Consent of Arthur Andersen LLP, filed with the Original Filing.

                  23.2 Consent of PricewaterhouseCoopers LLP, filed with the Original Filing.

                  24. Power Attorney executed by the members of Registrant's Board of Directors, filed with the Original Filing.

                  27.1 Financial Data Schedule as of March 31, 2000, filed with the Original Filing.

                  27.2 Restated Financial Data Schedule as of March 31, 1999, filed with the Original Filing (1).

                  27.3 Restated Financial Data Schedule as of March 31, 1998, filed with the Original Filing (1).
                  ----------
                  (1) Included for convenience of reference with respect to the identified prior period affected by the June 29, 2000 further restatement of the Registrant's results of operations for fiscal years 1999 and 1998 as discussed in Note 3 - Restatement to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The restated financial results reflected in the consolidated financial statements are included herein in lieu of Registrant separately filing amendments to its Form 10-K and 10-Q filings for the affected periods.

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

                                    TELXON CORPORATION

Date:    July 14, 2000              By:          /s/ Woody M. McGee
                                                     Woody M. McGee, Vice
                                                     President and Chief
                                                     Financial Officer

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

**                                  10.1.13.a  Letter agreement continuing
                                               Mr. Biggs' employment with
                                               Registrant, dated June 15,
                                               2000, filed herewith.

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

**                         10.1.23  Employment Agreement between Registrant and
                                    William J. Murphy, effective as of February
                                    1, 2000, filed herewith.

                  10.2     Material Leases of Registrant.

*                          10.2.1   Lease between Registrant and 3330 W. Market
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
                                               10.2.3.i to Registrant's Form
                                               10-K for the year ended March 31,
                                               1999.

*                          10.2.4   Lease Contract between Desarrollos \
                                    Inmobiliarios Paso del Norte, S.A. de C.V.
                                    and Productos y Servicios de Telxon, S.A. de
                                    C.V., a subsidiary of Registrant, made and entered into as of April 10, 1997, for premises in Ciudad Juarez, Chihuahua,
                                    Mexico, incorporated herein by reference to Exhibit 10.2.4 to Registrant's Form 10-K for the year ended March 31, 1998.

*                          10.2.5   Lease between Milford Partners, LLC and
                                    Registrant, made as of March 17, 2000 for premises in Ridgewood Corporate Center, 1000
                                    Summit Drive, Milford, Ohio, filed with the
                                    Original Filing.

*                          10.2.6   Lease Agreement between Woodlands Office
                                    Equities-'95 Limited and Registrant,
                                    effective January 20, 2000, for premises at 8701 New Trails Drive, The Woodlands, Texas, including an Expansion, Modification and
                                    Ratification thereof dated May 1, 2000,
                                    filed with the Original Filing.

                  10.3     Credit Agreements of Registrant.

*                          10.3.1   Credit Agreement by and among Registrant,
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

*                       10.3.4    Loan and Pledge Agreement, dated as
                                  of March 15, 2000, by and among Deutsche
                                  Bank AG, London Branch, with Deutsche Bank
                                  Securities, Inc., as agent, and Telxon
                                  Systems Services Inc., a wholly owned
                                  subsidiary of Registrant (secured by the Cisco Systems, Inc. stock subject to the options transactions effected pursuant to the Confirmations included as Exhibit 10.4 below) and letter confirming determination of interest applicable to borrowings thereunder, filed with the Original Filing.

*                       10.3.5    Promissory Note, dated June 16, 2000, by
                                  Registrant with respect to uncommitted
                                  swing line for working capital
                                  financing available from Fifth Third
                                  Bank, Northeastern Ohio, filed with the
                                  Original Filing.

*                 10.4     Confirmations of Share Option Transactions of Telxon
                           Systems Services, Inc., a wholly owned subsidiary of Registrant, with Deutche Bank AG, London Branch with respect to substantially all of the stock which Telxon Systems Services continues to hold in Cisco
                           Systems, Inc., dated as of March 23, 2000, filed with the Original Filing.

*                 10.5     Amended and Restated Agreement between Registrant and
                           Symbol Technologies, Inc., dated as of September 30,
                           1992, incorporated herein by reference to Exhibit
                           10.4 to Registrant's Form 10-K for the year ended
                           March 31, 1998.

*                 10.6     Agreement, dated as of November 8, 1999, by and
                           among Registrant, Cisco Systems, Inc. and Aironet
                           Wireless Communications, Inc. (the forms of the
                           Purchase Agreement and License Agreement included as
                           Exhibits A and B, respectively, thereto became effective upon the March 15, 2000 consummation of the acquisition through Merger of Aironet by Cisco), incorporated herein by reference to Exhibit 10.5.2 to Registrant's Form 10-Q for the quarter ended
                           September 30, 1999.

*                 10.7     Asset Purchase Agreement by and among Dynatech
                           Corporation, IAQ Corporation, Registrant and Itronix
                           Corporation, then a subsidiary of Registrant, dated as of December 28, 1996, incorporated herein by reference to Exhibit 2 to Registrant's Form 8-K dated
                           December 31, 1996.

*                 10.8     Agreement of Purchase and Sale of Assets by and among
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

                               INDEX TO EXHIBITS
WHERE
FILED
-----

*                 10.9     Stock Purchase Agreement by and among Registrant and
                           FED Corporation, dated as of March 31, 1998, with respect to FED Corporation's purchase of all of the stock of Virtual Vision, Inc. (fka Vision Newco,
                           Inc.), incorporated herein by reference to Exhibit
                           10.7 to Registrant's Form 10-K for the year ended
                           March 31, 1998.

*                          10.9.1        Escrow Agreement by and among FED
                                         Corporation, Registrant and First Union
                                         National Bank, with respect to the
                                         transactions under the Stock Purchase
                                         Agreement included as Exhibit 10.9
                                         above, incorporated herein by reference
                                         to Exhibit 10.7.1 to Registrant's Form
                                         10-K for the year ended March 31, 1998.

*                 10.10    Stock Purchase Agreement, dated as of January
                           19, 2000, between Registrant, Accipiter Corporation and Accipiter II, Inc. (superseded by the Agreement and Plan of Merger included as Exhibit 10.12 below), incorporated herein by reference to Exhibit 10.13 to Registrant's Form 10-Q for the quarter ended December
                           31, 1999.

*                 10.11    Stock Purchase Agreement, dated as of February 17,
                           2000, by and between Registrant and named then minority stockholders of Registrant's Metanetics
                           Corporation subsidiary, filed with the Original
                           Filing.

*                 10.12    Plan and Agreement of Merger, dated as of
                           February 22, 2000, among Registrant, its wholly owned
                           Meta Technologies Corporation subsidiary and its Metanetics Corporation subsidiary, filed with the Original Filing.

*                          10.12.1        Investment and Registration Rights
                                          Agreement, dated as of February 22,
                                          2000, by and among Accipiter
                                          Corporation, Accipiter II, Inc.,
                                          Registrant and Registrant's wholly
                                          owned Meta Technologies Corporation
                                          subsidiary made pursuant to the Plan
                                          and Agreement of Merger included as
                                          Exhibit 10.12 above, filed with the
                                          Original Filing.

*                 10.13    Stockholder Agreement, made as of November 8, 1999
                           between Cisco Systems, Inc., Osprey Acquisition
                           Corporation and Registrant, and related Irrevocable
                           Proxy, executed by Registrant as a stockholder of Aironet Wireless Communications, Inc. as an inducement toward the entry by Cisco Systems, Inc.
                           and Osprey Acquisition Corporation into an Agreement and Plan of Merger and Reorganization dated of even date providing for the acquisition of Aironet by Cisco, and Joinders thereto by, and related
                           Irrevocable Proxy of, The Retail Technology Group,
                           Inc., a wholly owned subsidiary of Registrant, and, in turn, by and of Telxon Systems Services, Inc., a wholly owned subsidiary of The Retail Technology
                           Group, filed with the Original Filing.

*                 10.14    DFS Vendor Agreement between Registrant and Deutsche
                           Financial Services Corporation, dated as of September
                           30, 1998, incorporated herein by reference to Exhibit
                           10.15 to Registrant's Form 10-Q for the quarter ended
                           December 31, 1998.

*                 21.      Subsidiaries of Registrant, filed with the Original
                           Filing.

*                 23.1     Consent of Arthur Andersen LLP, filed with the
                           Original Filing.

*                 23.2     Consent of PricewaterhouseCoopers LLP, filed with the
                           Original Filing.

*                 24.      Power Attorney executed by the members of
                           Registrant's Board of Directors, filed with the Original Filing.

*                 27.1     Financial Data Schedule as of March 31, 2000,
                           filed with the Original Filing.

*                 27.2     Restated Financial Data Schedule as of March 31,
                           1999, filed with the Original Filing.

*                 27.3     Restated Financial Data Schedule as of March 31,
                           1998, filed with the Original Filing.

-----------
*    Previously filed
**   Filed herewith