Form 10-K/A
period 2000-03-31
TELXON CORP
filed 2000-07-31
CIK 352495

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 2)

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

                         COMMISSION FILE NUMBER 0-11402

                               TELXON CORPORATION
              ---------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                             74-1666060
  ------------------------------------   ----------------------------------
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

   1000 SUMMIT DRIVE, CINCINNATI, OHIO                 45150
   -----------------------------------              ------------
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Amendment No. 2 on Form 10-K/A supplements the registrant's Form 10-K with respect to its fiscal year ended March 31, 2000 ("Fiscal 2000"), as previously amended, to add the information required by Part III.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            DIRECTOR AND EXECUTIVE OFFICER BIOGRAPHICAL INFORMATION

     For certain information relating to the Company's executive officers, see
Item X included in Part I of the Form 10-K as originally filed, which information is incorporated in this Item 10 by this reference.

     Included among the executive officers about whom information is included in
Part I, Item X is John W. Paxton, Sr., who also serves as a director of the Company; the information there set forth about him is incorporated in this Item 10 by this reference. The remaining directors of the Company and corresponding information about them are as follows:


          John H. Cribb, age 67, retired from active employment with the Company as Chairman, Telxon International in December 1996, as which he had served since January 1995. From January 1993 to January 1995 he served the Company as President, International, and from January 1990 to January 1993, as Senior Vice President, International Operations. Mr. Cribb was a Vice President of the Company and Managing Director of Telxon Limited, the Company's United Kingdom subsidiary, from 1982 to 1990. He has been a director and Vice Chairman of the Board of the Company since January 1995, his current term expires at the 2001 Annual Meeting of stockholders.

          J. James Gallagher, age 61, is Chief Executive Officer and a member of the Board of Directors of Columbia Banking Systems, Inc. Prior to becoming Columbia Banking Systems' Chief Executive Officer in January 2000, he served as its Vice Chairman from July 1998. Mr. Gallagher was a principal of Gordon, Thomas, Honeywell, Malanca, Peterson & Daheim, PLLC, a Tacoma and Seattle, Washington law firm from January 1994 until June 1998. He has been a director of the Company since May 2000, and his current term expires at the 2000 Annual Meeting of stockholders.

          R. Dave Garwood, age 58, is President and founder of R.D. Garwood, Inc., a business education and consulting company formed in 1974. Mr. Garwood has been a director of the Company since September 1999, and his current term expires at the 2002 Annual Meeting of stockholders.

          Robert A. Goodman, age 65, has been the Company's General Counsel since 1979 and Secretary since 1983. He was senior partner of Goodman
     Weiss Miller LLP, a Cleveland, Ohio law firm, since its founding in 1986 until assuming his present position as "of counsel" to that firm in January 2000. Mr. Goodman has been a director of the Company since October 1991. His current term expires at the 2000 Annual Meeting of stockholders.

          L. Michael Hone, age 50, has been the President and Chief Executive Officer and a director of Centennial Technologies, Inc. since August 1997. Until April 1997, he served PSC, Inc. as its President from December 1987, as its Chief Executive Officer from April 1989 and also as its Chairman from July 1992. Mr. Hone has been a director of the Company since September 1999, and his current term expires at the 2002 Annual Meeting of stockholders.

          Dennis J. Lehr, age 68, is a business consultant advising corporations on financing matters, principally international joint ventures. In May 2000, Mr. Lehr retired from Hogan & Hartson, L.L.P., a law firm based in Washington D.C., where he had practiced for thirty-three years. He has been a director of the Company since May 2000, and his current term expires at the 2001 Annual Meeting of stockholders. He is also a director of Leapfrog Smart Products, Inc., a developer of software applications for smart cards.

          Raj Reddy, age 63, has been Dean of the School of Computer Science, and Herbert A. Simon University Professor, at Carnegie Mellon University since July 1992. Since 1984 he had held the rank of University Professor and for eleven years prior to that time held the rank of Professor of Computer Science. He has been the Director of The Robotics Institute at Carnegie Mellon since 1980. He also serves as a consultant in the area of computer science, robotics and related disciplines. Dr. Reddy has been a director of the Company since April 1987 and served as Chairman of the Board of Directors from February 1997 to March 1999. His current term expires at the 2000 Annual Meeting of stockholders.


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

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers and directors with respect to Fiscal 2000 were complied with, except that Peter Lomax was late in filing both his initial report of beneficial ownership upon his becoming an executive officer and a transaction report for a market sale of Company stock. The Company does not believe it had any greater than ten percent beneficial owners at any time during Fiscal 2000 based on its records and because it has not received copies of, and is not otherwise aware of, any filings by any such beneficial owner with the SEC under Section 13 or 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

                       COMPENSATION OF EXECUTIVE OFFICERS

     The following table shows all annual, long-term and other compensation for services rendered to the Company in all capacities paid or awarded during each of its three most recently completed fiscal years to the Company's chief executive officer during any portion of Fiscal 2000, to the Company's four other executive officers serving at fiscal year end who received the highest combined salary and bonus compensation during Fiscal 2000 and to a former executive officer of the Company who, but for the fact that he was not serving as such at fiscal year end, would have been included among the four Company executive officers other than the chief executive officer who received the highest combined salary and bonus compensation during Fiscal 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG TERM
                                                                                          COMPENSATION
                                                         ANNUAL COMPENSATION                 AWARDS
                                                    -----------------------------    ----------------------
                                                                           OTHER     RESTRICTED                   ALL
                                                                          ANNUAL       STOCK        STOCK        OTHER
                 NAME AND                                                 COMPEN-      AWARDS      OPTIONS      COMPEN-
          PRINCIPAL POSITION(1)             YEAR    SALARY      BONUS     SATION        ($)        (SHARES)    SATION(2)
          ---------------------             ----    -------    -------    -------    ----------    --------    ---------

John W. Paxton, Sr........................  2000    803,077    150,000         0           0               0             0
  Chairman of the Board and                 1999     27,692(3)       0         0           0         700,000!(4)         0
  Chief Executive Officer

William J. Murphy.........................  2000    375,057    150,000         0           0          46,500!        5,494
  Executive Vice President, Americas

David H. Biggs............................  2000    301,875(5)  18,000    11,195(6)  301,875(5)            0             0
  Vice President,
  Chief Technical Officer

Kenneth A. Cassady........................  2000    277,308     50,750    59,705(6)        0         350,000!            0
  President and Chief Operating Officer


                                                                                           LONG TERM
                                                                                          COMPENSATION
                                                         ANNUAL COMPENSATION                 AWARDS
                                                    -----------------------------    ----------------------
                                                                           OTHER     RESTRICTED                   ALL
                                                                          ANNUAL       STOCK        STOCK        OTHER
                 NAME AND                                                 COMPEN-      AWARDS      OPTIONS      COMPEN-
          PRINCIPAL POSITION(1)             YEAR    SALARY      BONUS     SATION        ($)        (SHARES)    SATION(2)
          ---------------------             ----    -------    -------    -------    ----------    --------    ---------
James G. Cleveland........................  2000    269,471          0         0         0               0       383,800(7)
  Executive Vice President, Americas        1999    333,655          0         0         0          40,000*        5,000
  from March 1999 to January 2000           1998    275,000    200,000         0         0               0         3,173

Peter Lomax...............................  1999    234,148     30,090    11,470(7)      0          15,000!       17,639(8)
  Executive Vice President,
  Europe/Middle East/Africa

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

  * Option for the purchase of the indicated number of shares of common stock of Aironet Wireless Communications, Inc. ("Aironet", a majority-owned subsidiary of the Company until the initial public offering of Aironet common stock on July 30, 1999; Aironet was subsequently acquired by Cisco Systems, Inc. in March 2000 at an exercise price of $3.50 per share under the Aironet 1996 Stock Option Plan for employees, directors and advisors (as amended through March 31, 1998, the "Aironet Option Plan"), granted by Aironet to the named executive officer as an advisor to Aironet.

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

 (4) In addition to these stock options granted to Mr. Paxton, the Company agreed to sell to Mr. Paxton, as part of an inducement essential to his entering into an employment agreement to join the Company, and Mr. Paxton agreed to purchase, 300,000 shares of Company Common Stock at a price of $8.719 per share (equal to the closing sale price for the Common Stock as reported on The Nasdaq Stock Market's National Market (the "Nasdaq NNM") for the last trading day prior to his entering into the Company's employ); Mr. Paxton completed that stock purchase on February 2, 2000.

(5) Mr. Biggs' compensation as the Company's Chief Technical Officer under his employment agreement consists of an award of 35,000 shares of restricted stock that was approved by the Company's Board of Directors on August 30, 1999. The amount shown represents the value of the shares at the closing price per share for the Company's common stock as reported on the Nasdaq NNM on the date of award. At March 31, 2000, 10,000 of those restricted shares remained unvested, subject to his continued performance of his services under the employment agreeement; based on the closing price for the Company's common stock as reported on the Nasdaq NNM on March 30, 2000, the value of the unvested shares on that date was $175,630.

(6)      Reimbursement of relocation and/or temporary living expenses.

(7) In addition to a $4,297 401(k) Matching Contribution, includes a $14,274 payment for accrued but unused vacation and payments of and accruals for severance benefits aggregating $356,534 in respect of salary continuation plus $8,147 in respect of medical insurance.

(8)      Company contribution to personal retirement plan.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

         Mr. Paxton serves as Chairman of the Board of Directors and Chief Executive Officer of the Company through March 31, 2002 at a base salary of $800,000 per year. Mr. Paxton's employment agreement further provides for annual bonus compensation of up to $600,000 per year if he meets or exceeds the annual goals to be agreed upon between him and the Company's Board of Directors, components of which shall include operating earnings, backlog, revenue, inventory, quality control and cash flow. The employment agreement also obligated the Company to pay his transitional living expenses (housing, ground and air transportation), "grossed-up" for taxes, through March 31, 2000. The Company also pays the premium (currently $7,835 per year) under a $1 million term life insurance policy obtained by Mr. Paxton in April 2000, the benefits of which are payable to such beneficiary(ies) as he may designate.

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

     Mr. Murphy has an employment agreement with the Company for a term ending March 31, 2003, at a base salary of $325,000 per year. His employment agreement further provides for bonus compensation for each fiscal year during the term as determined by the Board of Directors in its discretion based upon the recommendation of the Chief Executive Officer or such other supervising officer as the Chief Executive Officer shall designate (the "Supervising Officer"). The agreement provides for a bonus potential for fiscal 2001 of up to $200,000. His employment also provides for his receipt of a $450,000 promotion bonus, the first $150,000 installment of which has been paid and the remaining two $150,000 installments are payable March 31, 2001 and March 31, 2002. Mr. Murphy or his estate is entitled under the employment agreement to the same disability and death benefits as are extended by the Company to its executive employees generally, and he is also entitled to severance benefits of twelve months base salary and, until replacement benefits may be provided by a successor employer, up to twelve months of continued employee welfare benefits in the event that his employment is terminated by the Company for other than "cause".

     By letter agreement, Mr. Biggs' employment has been continued at a salary of $250,000 per year, beginning August 7, 2000, with an annual bonus potential of 35% of his salary. His current employment agreement, which expires on August 6, 2000, provides for his receipt of 35,000 shares of restricted stock in full payment for his services thereunder. The restricted stock vests, subject to his continued employment, in installments over the term of the original agreement. Of the restricted shares, 10,000 shares remain unvested and subject to forfeiture until he completes his original term of service, at which time the shares will vest. His employment agreement also provides for the vesting of the shares in the event (a) Mr. Biggs' employment is terminated other than (i) by reason of his death or permanent disability or (ii) for cause, or (b) any of the following events (each a "Change in Control Event") occurs: (i) Mr Paxton ceases for any reason to be the Company's chief executive officer, (ii) the consummation of a transaction requiring stockholder approval and involving the sale of all or substantially all of the Company's assets or the merger or consolidation of the Company with or into another corporation, or (iii) any person, entity or group becoming the beneficial owner of Company securities representing 50% or more of the combined voting power of the Company's then outstanding securities. Vesting is also accelerated on a pro rata basis in the event of Mr. Biggs' death or permanent disability. Under the letter agreement, he is entitled to a one-year severance benefit in the event of a Change in Control Event, a six months' severance if he leaves Telxon after August 7, 2001, provided that he assists the Company is finding and training a qualified replacement for him. The letter agreement also provides for the continuation of the living expense allowance for housing, airfare and automobile expenses provided for under his original employment agreement. Mr. Biggs or his estate is entitled to the same disability and death benefits as are extended by the Company to its executive employees generally.

     Mr. Cassady has an employment agreement with the Company for a term ending June 6, 2002, at a base salary of $350,000 per year. His employment agreement further provides for bonus compensation for each fiscal year during the term as determined by the Board of Directors in its discretion based upon the recommendation of the Supervising Officer. Mr. Cassady or his estate is entitled under the employment agreement to the same disability and death benefits as are extended by the Company to its executive employees generally, and he is also entitled to severance benefits of twelve months base salary and, until replacement benefits may be provided by a successor employer, up to twelve months of continued employee welfare benefits in the event that his employment is terminated by the Company for other than "cause".

     The Company has also entered into letter agreements with Messrs. Cassady and Murphy providing for certain severance benefits in the event such officer's employment with the Company is terminated under certain circumstances within two years after a "change in control" of the Company. If the officer's employment is terminated by the Company or its successor other than for "cause", disability or at retirement age or by the officer for "good reason", the officer is entitled to a lump sum payment equal to two times his annual salary as in effect prior to the change in control, continued benefits under all insured and self-insured welfare benefit plans in effect prior to the employment termination date for a period of two years or until such earlier date as the officer receives equivalent benefits from a new employer or reaches retirement age (in which case the terms of any retirement plan shall apply), and to the extent that such payment and/or any other payments which he has the right to receive from the Company would constitute, alone or in the aggregate, an "excess parachute payment" under Section 280G of the Internal Revenue Code, payment by the Company of any excise tax imposed on such payments and any taxes due as the result of the Company's payment of such excise tax and other taxes. "Good reason" will exist for an officer to terminate his own employment without losing his entitlement to such benefits if, without the officer's prior written consent, his job status, positions or responsibilities are reduced or otherwise inconsistent with those prior to the change in control, his salary or benefits are reduced from pre-change in control levels or he is required to relocate from, or be based anywhere other than, the metropolitan area where his office is located prior to the change in control. The events constituting a "change in control" following which the letter agreement's severance provisions apply are events of a nature which the Company would be required to report in its filings with the SEC, including, without limitation, (a) the acquisition by any person, entity or group of beneficial ownership of 15% or more of the combined voting power of the Company's securities in the election of directors, (b) liquidation of all or substantially all of the Company's assets or a merger, consolidation or reorganization in which neither the Company nor any entity in which the Company's stockholders own at least 50% of the voting power is the surviving entity, and (c) the current directors of the Company, or persons approved by them to succeed them, ceasing to constitute at least a majority of the Board; provided that any of the foregoing events shall not constitute a "change in control" if the officer or a group of which he is a part acquires, directly or indirectly, 15% or more of the combined voting power of the Company's securities.

     Each of the Employee Option Plan and Restricted Stock Plan under which one or more of the Company's executive officers have received grants or awards provide for the cancellation or forfeiture of then unvested stock options or restricted stock, and a limited, 30-day post-termination period for exercising his then vested stock options (generally extended to three months in the case of retirement, six months in the case of death and one year in the case of disability), in the event the recipient ceases to be employed by or an advisor to the granting or awarding entity, subject to the acceleration of vesting and/or the extension of the post-termination exercise period by the administering authority in its discretion. In the event of a "change in control" of the issuing entity, each of the Plans provides that, except as otherwise determined at the time by the board of directors of the issuing entity, all grants and awards then outstanding thereunder shall become fully vested, and the Employee Option Plan further provides that, except as otherwise determined at the time by the applicable board of directors, a cash payment shall be made to the holders of outstanding options equal to the amount by which (i) the highest price paid or offered in any transaction related to the "change in control", or at which the underlying stock has traded on any securities market, within the preceding 60 days, as determined by the board, exceeds (ii) the exercise price. The Employee Option Plan and the Restricted Stock Plan define "change in control" to mean (1) the acquisition by any person, entity or group of beneficial ownership of 50% or more of the combined voting power of the issuing entity's then outstanding securities, or (2) the consummation of a transaction requiring stockholder approval and involving the sale of all or substantially all of the assets, or a merger or consolidation, of the issuing entity.

EMPLOYEE STOCK OPTIONS

     The following tables provide information with respect to options granted to, and exercises by, the persons indicated during Fiscal 2000 and the value of unexercised options held by such persons at the end of Fiscal 2000.

                          OPTION GRANTS IN FISCAL 2000

                                           INDIVIDUAL GRANTS
                               ------------------------------------------
                                             PERCENT OF
                                               TOTAL
                                              OPTIONS
                                              GRANTED
                                                 TO
                                             EMPLOYEES                                        GRANT
                                OPTIONS          IN           EXERCISE                         DATE
                                GRANTED        FISCAL          PRICE         EXPIRATION      PRESENT
            NAME                (SHARES)(1)     2000       (PER SHARE)(2)       DATE          VALUE
            ----               ----------    ----------    --------------    ----------    ------------
John W. Paxton, Sr...........        -            -                 -             -                 -
William J. Murphy............   46,500            3%          $22.156         03/03/08     $  865,365(3)
                                 5,000(4)         2%          $15.063         03/07/05     $  432,250(5)
David H. Biggs...............        -            -                 -             -                 -
Kenneth A. Cassady...........  350,000           26%          $ 9.821         06/07/07     $2,009,000(6)
James G. Cleveland...........        -            -                 -             -                 -
Peter Lomax..................   15,000            2%          $ 7.97          09/22/07     $   70,650(7)

---------------

(1) Except as otherwise footnoted, granted under the Employee Option Plan and becoming exercisable as to one-third of the underlying shares on a cumulative basis on each of the first three anniversaries of the grant date.

(2) In the case of options granted under the Employee Option Plan, the exercise price shown is equal to the closing sale price for the Common Stock as reported on the Nasdaq NNM for the last trading day prior to the grant date.

(3) Present value of the option as of the date of grant, calculated using the Black-Scholes option valuation model under the following assumptions: (a) based upon the Company's review of historical data concerning the exercise by employees of options for Shares granted under the Company's stock option plans and survey data concerning the experience of other companies, an executive may typically be expected to hold an option with a stated term of eight years for five years prior to exercise; (b) a stock price volatility of 72.92% (based on the changes in the market price for Shares over the five fiscal year period ended March 31, 2000, the length of which period corresponds to the expected holding period assumed in (a) above); (c) a risk-free interest rate of 6.66% (based on risk free rate is the rate on U.S. zero coupon bonds with a life equal to that of the options.)

(4) Granted outside the Employee Option Plan at an exercise price per share negotiated as part of the terms of Mr. Murphy's agreement to become the Company's Executive Vice President, Americas, based on the market price for the Company's common stock as of the time he assumed those duties. Fully exercisable as of the date of grant.

(5) Present value of the option as of the date of grant, calculated using the Black-Scholes option valuation model under the following assumptions: (a) based upon the Company's review of historical data concerning the exercise by employees of options for Shares granted under the Company's stock option plans and survey data concerning the experience of other companies, an executive may typically be expected to hold an option with a stated term of five years for three years prior to exercise; (b) a stock price volatility of 81.15% (based on the changes in the market price for Shares over the three fiscal year period ended March 31, 2000, the length of which period corresponds to the expected holding period assumed in (a) above); (c) a risk-free interest rate of 6.64% (based on risk free rate is the rate on U.S. zero coupon bonds with a life equal to that of the options.)

(6) Present value of the option as of the date of grant, calculated using the Black-Scholes option valuation model under the following assumptions: (a) based upon the Company's review of historical data concerning the exercise by employees of options for Shares granted under the Company's stock option plans and survey data concerning the experience of other companies, an executive may typically be expected to hold an option with a stated term of eight years for five years prior to exercise; (b) a stock price volatility of 69.77% (based on the changes in the market price for Shares over the five fiscal year period ended March 31, 2000, the length of which period corresponds to the expected holding period assumed in (a) above); (c) a risk-free interest rate of 5.86% (based on risk free rate is the rate on U.S. zero coupon bonds with a life equal to that of the options.)

(7) Present value of the option as of the date of grant, calculated using the Black-Scholes option valuation model under the following assumptions: (a) based upon the Company's review of historical data concerning the exercise by employees of options for Shares granted under the Company's stock option plans and survey data concerning the experience of other companies, an executive may typically be expected to hold an option with a stated term of eight years for five years prior to exercise; (b) a stock price volatility of 70.75% (based on the changes in the market price for Shares over the five fiscal year period ended March 31, 2000, the length of which period corresponds to the expected holding period assumed in (a) above); (c) a risk-free interest rate of 5.93% (based on risk free rate is the rate on U.S. zero coupon bonds with a life equal to that of the options.)

                   AGGREGATED OPTION EXERCISES IN FISCAL 2000
                                      AND
                         FISCAL YEAR-END OPTION VALUES

                           EXERCISES DURING
                             FISCAL 2000                               FISCAL YEAR-END
                         --------------------    ------------------------------------------------------------
                          SHARES                          NUMBER OF                  VALUE OF UNEXERCISED
                         ACQUIRED                    UNEXERCISED OPTIONS           IN-THE-MONEY OPTIONS(1)
                            ON        VALUE      ----------------------------    ----------------------------
         NAME            EXERCISE    REALIZED    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
         ----            --------    --------    -----------    -------------    -----------    -------------
John W. Paxton, Sr.....        --          --        400,000!        300,000!     $3,537,400       $2,653,050
William J. Murphy......    70,000    $298,672        245,000!         46,500!     $  377,488               --
David H. Biggs.........        --          --             --              --              --               --
Kenneth A. Cassady.....        --          --             --         350,000              --       $2,898,525
James G. Cleveland.....   129,998!   $545,363             --              --              --               --
                           40,000* $2,695,000             --              --              --               --
Peter Lomax............        --          --         14,999!         35,001!             --       $  143,888


---------------

  ! Options for the purchase of the indicated number of shares of Telxon Common
    Stock granted to the named executive officer pursuant to the Employee Option Plan except as otherwise explained in footnote (4) to the table of Fiscal 2000 Option Grants above with respect to 25,000 of the option shares granted to Mr. Murphy.

  * Option for the purchase of the indicated number of shares of common stock of the Company's former Aironet subsidiary granted to the named executive officer as an advisor to Aironet pursuant to Aironet's stock option plan.

(1) Aggregate fair market value, based, in the case of options for the purchase of Telxon Common Stock, on the amount by which the closing sale price for Telxon Common Stock as reported on the Nasdaq NNM for March 31, 2000 exceeded the exercise price of all unexercised "in-the-money" (fair market value per share in excess of exercise price) Telxon stock options then held.


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

STOCK OPTIONS

     Directors who are not employees of the Company or a subsidiary are eligible to receive options to purchase Shares under the Company's 1990 Stock Option Plan for Non-Employee Directors (as amended the "Director Option Plan"). However, all shares of Company Common Stock authorized for issuance under the Director Option Plan have been fully utilized for the granting of options thereunder. The Director Option Plan provides for each non-employee director to be automatically granted an option to purchase 25,000 Shares upon first being elected to the Board (an "Initial Grant") and to be automatically granted annually thereafter a 10,000 Share option (each a "Continuing Grant") on each anniversary of his last election to the Board during his continued service on the Board. An Initial Grant becomes exercisable in equal thirds on each of the first three anniversaries of the grant date, whereas each Continuing Grant becomes exercisable in full on the third anniversary of its grant date. The Director Option Plan also permits the Board to make discretionary option grants under the Director Option Plan to any one or more of the Company's non-employee directors from time to time in addition to the foregoing automatic grants. Each option granted under the Director Option Plan has a seven-year term, which may be extended up to ten (10) years, and an option price per Share equal to the closing sales price of the Common Stock as reported on the Nasdaq for the trading day immediately preceding the date of grant. The options terminate three months following the optionee no longer being a director of the Company, six months following death and one year following disability. Options granted under the Director Option Plan are subject to the same "change in control" provisions as apply under the Employee Option Plan described under "EXECUTIVE COMPENSATION -- Employment Agreements and Termination of Employment Arrangements" above.

OTHER ARRANGEMENTS

     Prior to his election to the Company's Board of Directors, the Company engaged R. Dave Garwood to provide employee training and consulting services to the Company valued at $154,000 relating to the adoption and implementation of its MRP-II material resource planning process. Mr. Garwood agreed to accept 20,197 shares of Company common stock as payment for his services. The shares vested in two approximately equal installments at the midpoint of the engagement and upon its completion in June 2000.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     As part of its five-year plan, "Telxon 2000," announced in August 1995, the Company established a program providing key Telxon employees with a long-term incentive opportunity to purchase stock in its technology subsidiaries, thereby encouraging them to support the development of the subsidiaries and their businesses with the same effort and dedication as in their service to Telxon so as to more closely align their objectives with the long-term goals of the Company as a whole. During the fiscal year ended March 31, 1996 ("Fiscal 1996"), the Company sold shares of common stock in its Metanetics Corporation subsidiary ("Metanetics") under the program at a price per share equal to that paid in a contemporaneous sale negotiated at arm's length with a third party investor. John H. Cribb, then an officer of the Company and now a member of its Board of Directors and its Compensation Committee, purchased 30,000 Metanetics Shares. In February 2000, the Company repurchased all of the outstanding minority stockholdings in Metanetics, including Mr. Cribb's shares, at a price of $6.73 per share. As a result, Mr. Cribb received a cash payment of $201,900 from the Company for his Metanetics shares, representing an approximately 0.6% interest in Metanetics at the time of the repurchase.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

              COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Based on the copies of the Schedule 13Gs received by the Company since the beginning of Fiscal 2000, and updated based upon the most recently available CDA/Spectrum Filing Report to which the Company subscribes, the following table sets forth certain information concerning the persons known to be beneficial owners of more than five percent of the outstanding shares.



                                                SHARES BENEFICIALLY OWNED
        NAME AND ADDRESS                       ---------------------------
      OF BENEFICIAL OWNER                      NUMBER        PERCENTAGE(1)
      -------------------                      ------        -------------
Putnam Investment Management, Inc.(2)          1,220,531           7.0%
One Post Office Square
Boston Massachusetts 02109

ICM Asset Management Inc. (3)                   1,092,850          6.3%
601 W. Main Avenue
Suite 600
Spokane, Washington 99201

----------------

(1)  Computed based upon 17,511,472 Shares outstanding as of June 30, 2000.

(2) An investment advisor registered under section 203 of the Investment Advisors Act of 1940. An investment advisor registered under Section 203 of the Investment Advisors Act of 1940. Putnam Investment Management, Inc.'s clients have granted it shared dispositive power, and in some instances shared voting power, any and all of which authority may be revoked in whole or in part at any time.

(3) An investment advisor registered under Section 203 of the Investment Advisors Act of 1940. ICM Asset Management, Inc.'s clients have granted it discretionary dispositive power, and in some instances voting power, any and all of which discretionary authority may be revoked in whole or in part at any time.




                      COMMON STOCK OWNERSHIP OF MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the outstanding Shares, as of June 30, 2000, by all directors of the Company, by the executive officers of the Company named in the Summary Compensation Table, and by the directors, the named executive officers and all other current executive officers of the Company as a group.

                                                              SHARES BENEFICIALLY OWNED
                    NAME AND ADDRESS(1)                       --------------------------
                    OF BENEFICIAL OWNER                        NUMBER      PERCENTAGE(2)
                    -------------------                       ---------    -------------
David H. Biggs..............................................     35,000(3)       *
Kenneth A. Cassady..........................................    127,166(4)       *
James G. Cleveland..........................................        600
John H. Cribb...............................................     54,113(5)       *
J. James Gallagher..........................................        --          --
R. David Garwood............................................     50,197          *
Robert A. Goodman...........................................    131,503(6)       *
L. Michael Hone.............................................        800          *
Dennis J. Lehr..............................................      1,000          *
Peter Lomax.................................................     23,332(7)       *
William J. Murphy...........................................    288,000(8)      1.6%
John W. Paxton, Sr..........................................    700,000(9)      3.9%
Raj Reddy...................................................     94,914(10)      *
All directors and executive officers as a group
  (15 persons)..............................................  1,531,625(11)     8.3%

---------------
   * less than 1 percent

 (1) The address for the named individuals is 1000 Summit Drive, Cincinnati, Ohio 45150.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT (CONTINUED)

 (2) Computed based upon the 17,511,472 Shares outstanding as of June 30, 2000, as adjusted with respect to the Shares which may be acquired within 60 days (measured from June 30, 2000) by exercise of options by the person(s) whose percentage ownership is being computed.

 (3) Includes 10,000 Shares awarded under the Restricted Stock Plan which will vest on August 6, 2000.

 (4) Includes 116,666 Shares which he may acquire within 60 days by exercise of options.

 (5) Includes 7,800 Shares owned by Mr. Cribb's wife, as to which Shares Mr. Cribb disclaims beneficial ownership, and 37,313 Shares which he may acquire within 60 days by exercise of options.

 (6) Includes 10,900 Shares owned by Mr. Goodman's wife, as to which Shares Mr. Goodman disclaims beneficial ownership, and 107,313 Shares which he may acquire within 60 days by exercise of options.

 (7) Includes 23,332 Shares which he may acquire within 60 days by exercise of options.

 (8) Includes 245,000 Shares which he may acquire within 60 days by exercise of options.

 (9) Includes 400,000 Shares which he may acquire within 60 days by exercise of options.

(10) Includes 72,314 Shares which he may acquire within 60 days by exercise of options.

(11) Includes 25,000 Shares which may be acquired within 60 days by exercise of options.

ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS

     During Fiscal 2000, the Company made personal loans to John W. Paxton,
Sr., the Company's Chairman of the Board and Chief Executive Officer, consisting of advances of $300,000 on August 31, 1999 and an additional $300,000 on September 23, 1999. These advances bear interest at prime plus 1-1/2% and are due and payable in full on September 22, 2000. The full $600,000 principal and $32,283 in accrued interest were owing under these advances at March 31, 2000. Subsequent to the end of Fiscal 2000, the Company on April 26, 2000 loaned Mr. Paxton $3,100,000 for his use in refinancing a loan he had obtained from a financial institution to fund his February 2, 2000 purchase of the 300,000 shares of Company common stock he had agreed to purchase under the terms of his employment agreement. This loan also bears interest at prime plus 1-1/2% and is due and payable in full after the shares are registered under the Securities
Act of 1933 so as to facilitate his obtaining of financing from a financial institution to repay this loan from the Company.

     As part of Telxon 2000, the Company during Fiscal 1996 sold shares of common stock in Metanetics under the program at a price per share equal to that paid in a contemporaneous sale negotiated at arm's length with a third party investor. Certain of those program purchases, including 10,000 Metanetics shares purchased by James G. Cleveland, the Company's former Executive Vice President, Americas, and 100,000 Metanetics shares purchased by William J. Murphy, the Company's current Executive Vice President, Americas, were made with loans approved by the Telxon Board of Directors, bearing interest at eight percent per annum and secured by the stock purchased with the loan proceeds. In connection with the Company's February 2000 repurchase of all the outstanding minority stockholdings in Metanetics, including the shares of Messrs. Cleveland and Murphy, at a price of $6.73 per share, Mr. Cleveland received a cash payment of $56,458 from the Company for his Metanetics shares, representing an approximately 0.2% interest in Metanetics at the time of the repurchase, and Mr. Murphy received a cash payment of $651,521 from the Company for his Metanetics shares, representing an approximately 2.1% interest in Metanetics at the time of the repurchase. The foregoing cash payments reflect the deduction from the gross repurchase price otherwise payable to them of the stock purchase loan balances of $10,842 and $21,479 owed by Messrs. Cleveland and Murphy, respectively.

     During Fiscal 2000, the Company paid to the law firm of Goodman Weiss Miller LLP, of which Robert A. Goodman, a director and Secretary of the Company, was senior partner until becoming "of counsel" to that firm effective January 1, 2000, $2,102,678 for legal services and $212,777 in reimbursement of expenses. In January 1998, the Company, in order to assure itself of the continued availability to it of Mr. Goodman's legal services, entered into a letter agreement with Mr. Goodman in which he has agreed to provide advice to the Company on a non-exclusive basis regarding legal matters relating to the Company's business after he ceases full-time practice with his law firm. By its terms, the consulting engagement took effect when Mr. Goodman became "of counsel" to the law firm on January 1, 2000 and will expire on January 1, 2010, unless sooner terminated in accordance with the consulting agreement. Consulting fees of $150,000 per annum (the "Consulting Payments") will be paid by the Company over the term of the agreement, along with reimbursement of reasonable expenses incurred by Mr. Goodman. Earlier termination may occur (1) by Mr. Goodman for "Good Reason", defined as a material breach of the agreement by the Company which is not cured within ten (10) business days of receipt by the Company of written notice, (2) by the Company for "Cause", defined as a material breach of the agreement by Mr. Goodman which is not cured within ten (10) business days of receipt by Mr. Goodman of written notice, (3) by death or disability of Mr. Goodman or (4) by a "Change in Control" of the Company. For purposes of the consulting agreement, the occurrence of any of the following shall constitute a "Change in Control": (i) the acquisition, directly or indirectly, of at least 30% of the outstanding common stock of, or voting power in, the Company calculated on a fully diluted basis; (ii) a merger or consolidation of the Company with any company other than one in which the Company then owns at least a majority of the outstanding common stock or voting power; (iii) a sale (whether in one or a series of transactions) of all or substantially all of the assets of the Company; (iv) any recapitalization, restructuring or liquidation of the Company; or (v) events during any period of two consecutive years as a result of which individuals who at the beginning of any such period constitute the directors of the Company cease for any reason to constitute at least a majority thereof, provided, however, that for purposes of this clause (v), each director who is first appointed or elected by the Board or whose nomination for election by the Company's stockholders was approved or recommended by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors on the date of the consulting agreement or whose appointment, election or nomination was previously so approved or recommended will be deemed to have been a Director of the Company at the beginning of such period. In the event of a termination by Mr. Goodman for Good Reason or termination because of death, disability or the occurrence of a Change in Control, Mr. Goodman is entitled to a lump sum cash payment of the unpaid balance of the Consulting Payments, payable within 10 days of such termination. If the Company terminates the consulting agreement for Cause, Mr. Goodman is entitled to no further compensation under the consulting agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 TELXON CORPORATION


Date: July 28, 2000                              By: /s/  WOODY M. MCGEE
                                                 -------------------------------
                                                  Woody M. McGee, Vice President
                                                   and Chief Financial Officer