Form 10-Q
period 2000-06-30
TELXON CORP
filed 2000-08-14
CIK 352495

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

At June 30, 2000, there were 17,514,296 outstanding shares of the registrant's Common Stock.


                        This document contains 65 pages.

                               TELXON CORPORATION
        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                                                                                              Page No.
                                                                                              --------
Part I.      FINANCIAL INFORMATION:

             Item 1:    Condensed Consolidated Financial Statements

                        Condensed Balance Sheets                                                  3
                        Condensed Statements of Operations                                        4
                        Condensed Statements of Cash Flows                                        5
                        Notes to Condensed Consolidated Financial Statements                     6-19

             Item 2:    Management Discussion and Analysis of Financial Condition               20-32
                        and Results of Operations

             Item 3:    Quantitative and Qualitative Disclosure About Market Risk               33-34

Part II.     OTHER INFORMATION:

             Item 1:    Legal Proceedings                                                        35

             Item 6:    Exhibits and Reports on Form 8-K                                        35-48

                      TELXON CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                             JUNE 30,       MARCH 31,
                                                                               2000           2000
                                                                            ---------       ---------
                                                                           (UNAUDITED)
ASSETS
Current assets:
Cash (including cash equivalents of $77 and $6,000)                         $   5,620       $  34,197
Accounts receivable, net of allowances for doubtful accounts of $8,329
  and $7,116 and sales returns and allowances of $5,255                        76,100          70,831
Notes and other accounts receivable                                             6,268           4,545
Inventories                                                                    91,820          81,923
Prepaid expenses and other                                                     30,182          29,615
                                                                            ---------       ---------
                   Total current assets                                       209,990         221,111
Property and equipment, net                                                    59,205          62,067
Investment in marketable securities                                           264,807         321,863
Intangibles and other assets, net                                              29,070          31,249
                                                                            ---------       ---------
                   Total assets                                             $ 563,072       $ 636,290
                                                                            =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations due within one year                               $     251       $     236
Accounts payable                                                               36,643          30,116
Income taxes payable                                                            4,498          11,039
Accrued liabilities                                                            52,034          53,771
                                                                            ---------       ---------
                   Total current liabilities                                   93,426          95,162
Capital lease obligations                                                         309             369
Convertible subordinated notes and debentures                                 106,913         106,913
Deferred income taxes                                                          87,863         109,519
Other long-term liabilities                                                     1,728           2,500
                                                                            ---------       ---------
                   Total liabilities                                          290,239         314,463
Stockholders' equity:
Preferred stock, $1.00 par value per share; 500
  shares authorized, none issued                                                 --              --
Common stock, $.01 par value per share; 50,000 shares
  authorized,  17,514 shares issued                                               175             175
Additional paid-in capital                                                    105,639         105,639
Retained earnings                                                             178,807         188,998
Note related to the purchase of stock                                          (3,141)           --
Unearned compensation relating to restricted stock awards                         (29)            (75)
Accumulated other comprehensive income (loss):
   Foreign currency translation                                                (6,913)         (6,009)
   Unrealized holding (loss) gain on marketable securities,
        net of deferred taxes of ($1,192) and $21,060                          (1,705)         33,099
                                                                            ---------       ---------
                   Total stockholders' equity                                 272,833         321,827
                                                                            ---------       ---------
Commitments and contingencies                                                    --              --
                                                                            ---------       ---------
                   Total liabilities and stockholders' equity               $ 563,072       $ 636,290
                                                                            =========       =========


     See accompanying notes to condensed consolidated financial statements.

                          TELXON CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                      (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                       -----------------------
                                                                         2000           1999
                                                                       --------       --------
Revenues:
      Product, net                                                     $ 65,532       $ 67,916
      Customer service, net                                              20,066         19,909
                                                                       --------       --------
Total net revenues                                                       85,598         87,825

Cost of revenues:
      Product                                                            46,961         50,867
      Customer service                                                   11,932         12,211
                                                                       --------       --------
Total cost of revenues                                                   58,893         63,078

Gross profit:
      Product                                                            18,571         17,049
      Customer service                                                    8,134          7,698
                                                                       --------       --------
Total gross profit                                                       26,705         24,747

Operating expenses:
      Selling expenses                                                   18,760         18,606
      Product development and engineering expenses                        6,261          7,150
      General & administrative expenses                                  16,002         11,243
                                                                       --------       --------
Total operating expenses                                                 41,023         36,999

Loss from operations                                                    (14,318)       (12,252)

Interest income                                                             431            255
Interest expense                                                         (1,669)        (3,242)
                                                                       --------       --------

Loss before other non-operating income (expense) and income taxes       (15,556)       (15,239)

Other non-operating income (expense)                                        115           (184)
                                                                       --------       --------

Loss before income taxes                                                (15,441)       (15,423)

(Benefit) provision for income taxes                                     (5,250)         1,278
                                                                       --------       --------

Net loss                                                               $(10,191)      $(16,701)
                                                                       ========       ========
Net loss per share:
                 Basic                                                 $  (0.58)      $  (1.03)
                 Diluted                                               $  (0.58)      $  (1.03)
Average number of common shares outstanding:
                 Basic                                                   17,514         16,156
                 Diluted                                                 17,514         16,156

     See accompanying notes to condensed consolidated financial statements.

                       TELXON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 JUNE 30,
                                                          -----------------------
                                                            2000           1999
                                                          --------       --------
Cash flows from operating activities:

Net loss                                                  $(10,191)      $(16,701)
Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
Depreciation and amortization                                6,851          5,831
Amortization of restricted stock awards, net                    46             18
Provision for doubtful accounts                              1,157          1,070
Provision for inventory obsolescence                         2,131          1,635
Loss on disposal of assets                                     189            108
Gain on sale of non-marketable investments                    --             (761)
Equity loss in earnings of affiliate                          --              184
Loss on carrying value of non-marketable investment           --            1,283
Change in operating assets and liabilities:
     Accounts and notes receivable                          (8,157)         3,816
     Inventories                                           (11,963)         6,033
     Prepaid expenses and other current assets                (567)           (11)
     Intangibles and other assets                              385         (1,725)
     Accounts payable and accrued liabilities                4,666         11,619
     Income taxes payable                                   (6,541)         2,839
     Other long-term liabilities                              (176)          (226)
                                                          --------       --------
Net cash (used in) provided by operating activities        (22,170)        15,012

Cash flows from investing activities:

Additions to property and equipment                         (1,786)        (7,255)
Software investments                                          (705)        (1,005)
Proceeds from the sale of non-marketable investments          --            1,523
Impact of Aironet deconsolidation                             --           (3,986)
                                                          --------       --------
Net cash (used in) investing activities                     (2,491)       (10,723)

Cash flows from financing activities:

Notes payable, net                                            --           (5,080)
Principal payments on capital leases                           (46)          (223)
Note related to the purchase of stock                       (3,141)          --
                                                          --------       --------
Net cash used in financing activities                       (3,187)        (5,303)

Effect of exchange rate changes on cash                       (729)           (53)
                                                          --------       --------
Net decrease in cash and cash equivalents                  (28,577)        (1,067)
Cash and cash equivalents at beginning of period            34,197         22,459
                                                          --------       --------
Cash and cash equivalents at end of period                $  5,620       $ 21,392
                                                          ========       ========


     See accompanying notes to condensed consolidated financial statements.

                       TELXON CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


1.       MANAGEMENT REPRESENTATION

The condensed consolidated financial statements of Telxon Corporation ("Telxon") and its subsidiaries (collectively with Telxon, the "Company") have been prepared without audit and in accordance with the instructions to Form 10-Q. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of results for the interim periods, have been made. The operating results for the three months ended June 30, 2000, are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2001. The statements, including the condensed March 31, 2000 consolidated balance sheet, do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.


2.       SUBSEQUENT EVENT

On July 25, 2000, Symbol Technologies ("Symbol") announced its intention to acquire the Company for shares of Symbol common stock after receiving approval from Symbol's and the Company's Boards of Directors. According to the terms of the definitive merger agreement, Company shareholders will receive .50 shares of Symbol stock for each share of the Company's common stock. The transaction has a total equity value of approximately $465,000 based upon the closing price of Symbol stock on July 25, 2000 of $49.88 a share. The transaction is expected to be accounted for under the purchase accounting method, and is expected to consummate prior to December 31, 2000. The proposed transaction is pending regulatory and shareholder approval.


3.       BASIS OF PRESENTATION

During fiscal 2000, the Company and its former subsidiary, Aironet Wireless Communications, Inc. ("Aironet") sold shares of Aironet's voting common stock on the Nasdaq National Market in an initial public offering ("IPO"). As a result of the IPO, the Company's percentage interest in the voting common stock of Aironet was approximately 35%. As a result of this transaction, the Company ceased to consolidate the financial position and results of operations of Aironet and accounted for its investment under the equity method of accounting, in accordance with APB 18 "The Equity Method of Accounting". Additionally, during fiscal 2000, and subsequent to the Aironet IPO discussed above, Cisco Systems ("Cisco") announced that it had entered into a merger agreement providing for its acquisition of Aironet for shares of Cisco common stock. As a result of this transaction, which became effective March 15, 2000, the Company accounted for its investment in Cisco shares under the requirements of Statement of Financial Accounting Standard 115, "Accounting for Certain Investments in Debt and Equity Securities", as "available for sale" marketable equity securities.

The Company had previously reported its financial position and results of operations at and for the period ending June 30, 1999 on a consolidated basis, which included the results of Aironet. Due to the timing and nature of the events described above, the Company has ceased to consolidate the results, financial position and cash flows of Aironet as of April 1, 1999, the beginning of the Company's 2000 fiscal year. This reclassified presentation reflects the financial position and results of operations and cash flows of the Company on a consistent basis with the period ended June 30, 2000.


4.       FINANCIAL RESULTS AND LIQUIDITY

The Company incurred a net loss during the first quarter of fiscal 2001 of $10,191 with a decrease in consolidated revenues of $2,227 compared to the first quarter of fiscal 2000. During the quarter ended June 30, 1999, the Company incurred a net loss of $16,701. Cash flows used by operations were $22,170 and cash flows used by investing activities were $2,491 during the first quarter of fiscal 2001. The significant cash used in operating activities reflects the Company's reliance upon internally generated funds to meet its current cash flow requirements rather than utilizing credit facilities. The Company generated cash flows from operating activities of $15,012 for the quarter ended June 30, 1999. The Company stockholders' equity and working capital at June 30, 2000 was $272,833 and $116,564, respectively. The Company's working capital was significantly improved during the fourth quarter of fiscal 2000 when the Company utilized proceeds from its investments in marketable securities to extinguish its notes payable, certain lease liabilities and a significant portion of its accounts payable. The Company's stockholders' equity and working capital at June 30, 1999 were $28 and $15,449, respectively.

As mentioned above, the Company is currently meeting cash flow requirements from internally generated cash flows and has successfully managed the payments of vendors and employees without the disruption of the flow of necessary materials, components and services. The Company has obtained additional financing arrangements that may be utilized in the event that internally generated funds are not adequate to cover the costs of operations.

Management believes that the Company currently has the financial wherewithal and liquidity to execute its business plan, and if successfully executed, this business plan can significantly improve the Company's operations and financial results.


5.       EARNINGS PER SHARE

Computations of basic and diluted earnings per share of common stock have been made in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 128, "Earnings Per Share". All securities having an anti-dilutive effect on earnings per share have been excluded from such computations. Common stock purchase rights outstanding under the Company's stockholder rights plan, which potentially have a dilutive effect, have been excluded from the weighted common shares computation as preconditions to the exercisability of such rights were not satisfied.

                  Reconciliation of Numerators and Denominators
                    Of the Basic and Diluted EPS Computations
                     (In thousands except per share amounts)


In the following table, net loss represents the numerator, and the shares represent the denominator, in the earnings per share calculation.

                                      FOR THE THREE MONTHS ENDED          FOR THE THREE MONTHS ENDED
                                            JUNE 30, 2000                       MARCH 31, 1999
                                   --------------------------------    --------------------------------
                                      NET                 PER SHARE       NET                 PER SHARE
                                     LOSS       SHARES     AMOUNT         LOSS      SHARES     AMOUNT
                                   --------     ------    ---------    --------     ------    ---------
BASIC EPS
Loss available to common
   stockholders                    $(10,191)    17,514     $(.58)      $(16,701)    16,156     $(1.03)
                                   ---------              ---------    ---------              ---------

EFFECT OF DILUTIVE SECURITIES
Options                                            --                                 --
                                                ------                              ------

DILUTED EPS
Loss available to holders
   of common shares and
   common share equivalents        $(10,191)    17,514     $(.58)      $(16,701)    16,156     $(1.03)
                                   =========    ======    =========    =========    ======    =========

Options to purchase 3,480,732 shares of common stock at a weighted average exercise price of $14.14 per share were outstanding at June 30, 2000, but were not included in the computation of diluted earnings per share for the three months then ended because the options would have had an anti-dilutive effect on the net loss for the period.

Options to purchase 3,788,385 shares of common stock at a weighted average exercise price of $14.95 per share were outstanding at June 30, 1999, but were not included in the computation of diluted earnings per share for the three months then ended because the options would have had an anti-dilutive effect on the net loss for the period.

The shares issuable upon conversion of Telxon's 5-3/4% convertible subordinated notes and 7-1/2% convertible subordinated debentures were omitted from the diluted earnings per share calculations because their inclusion at June 30, 2000 and 1999 would have had an anti-dilutive effect on earnings for the three months then ended.

6.       COMPREHENSIVE INCOME

    Total comprehensive loss consisted of the following:

                                                                                      Three Months Ended
                                                                                     June 30,     June 30,
                                                                                       2000         1999
                                                                                    ----------   ----------
    Net loss                                                                        $(10,191)    $(16,701)
    Other comprehensive losses:
    Unrealized holding loss on marketable securities                                 (34,804)           -
    Foreign currency translation adjustment                                             (904)        (255)
                                                                                    ----------   ----------
    Total comprehensive loss                                                        $(45,899)    $(16,956)
                                                                                    ==========   ==========



7.       SUPPLEMENTAL CASH FLOW

                                                        Three Months Ended
                                                      June 30,      June 30,
                                                       2000           1999
                                                      --------      --------
              Cash paid during the period for:
              Interest                                 $  951       $ 2,604
              Income taxes                             $1,625       $   619


There were no capital lease additions during the three months ended June 30, 2000 or 1999.


8.       INVENTORIES


                                 JUNE 30,     MARCH 31,
                                   2000          2000
                                 --------     ---------
Purchased components             $43,607       $46,514
Work-in-process                   26,130        21,404
Finished goods                    22,083        14,005
                                 --------     ---------
                                 $91,820       $81,923
                                 ========     =========

At June 30, 2000, the inventory allowance accounts totaled $34,500 and were composed of manufacturing purchased components of $24,200, customer service spare parts and used equipment of $8,500 and international finished goods inventories of $1,800. In addition to the inventory allowance accounts, the Company has recorded accrued liabilities totaling $2,000 for a loss on an inventory purchase commitment to a vendor.

Inventory allowance provisions for the quarter were composed of manufacturing purchased components of $1,500, customer service spare parts and used equipment of $400 and international finished goods inventories of $200. Inventory allowance accounts were reduced by $7,800 for a reduction in the gross inventory value of trade-in product held in inventory charged against the related valuation allowance. Since both the gross inventory amount and the decrease to the reserve was the same amount there was no impact on net inventories.

Management disposes of excess and obsolete inventory as necessary and as manpower permits, although there are no formal plans to do so. During the first quarter of fiscal 2001, the Company physically disposed of $300 of excess and obsolete material inventories in the Company's international operations. This disposal also contributed to the reduction in the inventory allowance explained above. There were no recoveries related to the disposal of this material.

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

Inventory allowance provisions for fiscal 2000 total $30,673 and were composed of manufacturing purchased components of $14,643, customer service spare parts and used equipment of $360, trade-in and remanufacturing inventory of $14,492 and international finished goods inventories of $1,178. The $14,643 provision for manufacturing purchased components was due to a reduction in shipments and expected demand for certain of the Company's older product lines and the Company's reassessment of the methodology which takes into account recent technological and market conditions including the impact of the introduction of new products. The $14,492 provision for trade-in and remanufacturing inventory was primarily due to a reduction in the estimated net realizable value of existing inventory. The provision was the result of the acceptance of quantities in excess of projected demand of trade-in units of the Company's older products to satisfy a significant customer's requirements. The $1,178 provision for international finished goods was due to a write-down of the carrying value on older products.

During fiscal 2000, the Company disposed of $24,619 of excess and obsolete material. Of this amount $21,806 related to manufacturing purchased components, $1,770 related to the Company's customer service inventories and $1,043 related to the Company's international operations. There were no material recoveries related to the disposal of this material.

At June 30, 2000, the Company had approximately $5,700 of finished goods inventory held at distributors and customers and approximately $3,000 of manufacturing components at contract manufacturers. At March 31, 2000, the Company had approximately $6,200 of finished goods inventory held at distributors and customers and approximately $10,100 of manufacturing components at contract manufacturers. The $500 decrease in the amount of finished goods held at distributors and customers is the result of revenue recognized upon installation and customer acceptance of the Company's product. The decrease in the amount of inventory at contract manufacturers was due to the relatively large amount of shipments from those manufacturers during the current quarter.

9.       MARKETABLE SECURITIES AND DERIVATIVES

                                                 JUNE 30,      MARCH 31,
                                                   2000           2000
                                                ---------      ----------
Cost basis                                      $ 267,704      $ 267,704

   Gross unrealized holding (losses) gains         (2,897)        54,159
                                                ---------      ----------
Aggregate fair market value                     $ 264,807      $ 321,863
                                                =========      ==========

During fiscal 2000, Cisco Systems ("Cisco") merged with the Company's Aironet subsidiary in exchange for shares of Cisco common stock. At March 15, 2000, the consummation date of the merger, the Company owned 6,366,086 shares of Cisco and the closing price on that date was $64.32 per share (as adjusted for the two for one stock split that occurred on March 23, 2000). The Company has treated the exchange of its Aironet shares for Cisco shares under the requirements of APB 29 "Accounting for Non-monetary Transactions" thus recognizing a non-operating gain upon the exchange of shares. Subsequent to the Cisco/Aironet merger, the Company accounted for the investment retained in Cisco shares in accordance with the requirements of SFAS 115 based upon the Company's intent to hold the securities for an extended length of time and to not engage in frequent buying and selling of the securities. That statement requires investments in marketable equity securities to be accounted for as either "trading" or "available for sale" securities. The Company has recorded its investment in Cisco shares as "available for sale" securities. The Company has recorded a cost basis for these securities equivalent to the securities fair market value as of the Cisco/Aironet merger consummation, and subsequently adjusted this amount at June 30, 2000 to reflect the market value on this date. On March 31, 2000, a $54,159 unrealized holding gain was recorded to reflect an increase in market value of the Company's investment in Cisco, in accordance with the requirements of SFAS
115. Similarly, on June 30, 2000 a $57,056 adjustment was recorded to reflect the decrease in market value recognized during the first quarter of fiscal 2001.

The Company has reduced the related market risk in its investment of Cisco securities by entering into two derivative financial instruments (referred to collectively herein as (the "Collar")), on March 23, 2000. The Collar essentially hedges the Company's risk of loss on the marketable securities by utilizing put options. Conversely, the Collar arrangement also limits the Company's potential gain by employing call options. By employing a hedging alternative such as the Collar, the Company can be assured that its gains and losses will reside within the range created by the Collar assuming performance by the counterparty of the Collar. This range is set in such a way that the Black Scholes value of the call is equivalent to the Black Scholes value of the put; therefore, utilizing this means of hedging is cost effective for the Company since the premiums and costs related to the two opposing features are effectively netted.

Information regarding the Collar is illustrated in the table below.

 OPTION              STRIKE              NUMBER OF               NUMBER OF
  TYPE               PRICE                OPTIONS              SHARES HEDGED
-------             --------             ---------             -------------
  Call              $ 106.99              20,800                 2,080,000
  Put               $ 59.33               20,800                 2,080,000

  Call              $ 94.25               20,800                 2,080,000
  Put               $ 66.75               20,800                 2,080,000

The effect of the Collar is to hedge 4,160,000 shares, or 99.9%, of the Company's remaining investment in Cisco. The Collar limits the Company's loss by placing a floor on the value the shares may be potentially sold at of, on average, $63.04 per share. Conversely, the Collar also limits the Company's gain by creating a ceiling on the value the shares may be potentially sold at of, on average, $100.62 per share. Therefore, the Company's maximum potential gain or
(loss) realized from the sale of its marketable securities at June 30, 2000 is on average $151,487 or ($5,074), respectively. This potential gain or loss was calculated by utilizing the average strike prices from above, and the Company's original cost basis in its investment in Cisco at March 31, 2000 of $267,704. However, the options contained within the Collar agreement have an expiration date of March 26, 2001 and may only be exercised on this date. For each collar, the election of a third party to exercise the call feature, or the Company's option to exercise the put feature, will automatically terminate the opposing component of the Collar agreement, and the owner of such option agreement will have no further rights or obligations under the agreement once this occurs.


10.      ACCRUED LIABILITIES

Accrued liabilities for the three months ended June 30, 2000 and for the year ended March 31, 2000 consisted of the following:

                                                          JUNE 30,    MARCH 31,
                                                           2000         2000
                                                          --------    ---------
Deferred customer service revenues                        $10,673      $11,823
Accrued payroll and other employee compensation             7,578        8,624
Accrued taxes other than payroll and income taxes           5,036        4,429
Accrued royalties                                           3,715        3,651
Provision for loss contract                                 5,143        3,523
Accrued employee termination benefits                       3,520        3,483
Accrued professional fees                                   2,804        2,947
Accrued losses on inventory purchase commitments and
   discontinued product costs                               2,006        2,751
Accrued facility closing costs                              2,162        2,083
Accrued interest                                            2,543        1,813
Deferred product revenues                                     565        1,193
Accrued commissions                                         1,000        1,056
Other accrued liabilities                                   5,289        6,395
                                                          --------    ---------
                                                          $52,034      $53,771
                                                          ========    =========

Pursuant to Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Cost to Exit an Activity (Including Certain Costs Incurred in a Restructuring)", accrued employee termination benefits at June 30 and March 31, 2000 include costs to terminate 9 and 16 employees, respectively. Costs totaling $20, $7 and $233 were charged to cost of product revenue, cost of customer service revenue and selling expenses during the first quarter of fiscal 2001. This compares to costs totaling $169, $95, $657, $51 and $2,511 which were charged to cost of product revenue, cost of customer service revenue, selling expenses, product development and engineering expenses and general and administrative expenses, respectively, during the fourth quarter of fiscal 2000.

The Company's domestic accrual for severance costs, including stay on bonuses, decreased from a balance of $3,400 at March 31, 2000 to a balance of $3,300 at June 30, 2000. Severance charges incurred in the first quarter of fiscal 2001 aggregated $1,200, which were offset by payments to previously terminated employees of $1,300. A total of 9 employees were severed during the first quarter of fiscal 2001 compared to 29 employees during the first quarter of fiscal 2000. The areas of the Company affected for both quarters were domestic sales operations, domestic product development, manufacturing operations and corporate administration.

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


11.      LITIGATION AND CONTINGENCIES

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

The defendants filed a Motion For Summary Judgment on November 15, 1999, and the plaintiff filed a cross Motion for Summary Judgment on December 7,1999. The Motions were argued before the Court in February 2000. Following the hearing, the parties submitted supplemental briefs, the last of which was filed on March 6, 2000. The Court decided the cross motions for summary judgment on July 24, 2000. As a result of that ruling only the plaintiff's claims relating to the directors' fiduciary duty of care continue to be pending. No trial date has been set.

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

While the litigation with the landlord was pending, Telxon and the landlord filed on July 7, 1999 a joint application with the Texas Natural Resource Conservation Commission for approval of a proposed Response Action Work Plan for the property pursuant to the Commission's Voluntary Cleanup Program. The plan, which was approved by the Commission in August 1999, projects completion of remediation and issuance of a closure certificate in 2002, for which the Company had at March 31, 2000 accrued the then estimated costs of $250. As the result of changes to the remediation plan made after March 31, 2000 which better assure its completion within the projected schedule, the Company's estimate of the total cost is expected to increase to $350. If closure of the remediation is not certified when contemplated by the plan, and the Company were ultimately to become responsible for the alleged contamination, the associated loss could have a material adverse effect on results of operations for one or more quarters in which the associated charge(s) would be taken.

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

On November 8, 1999, the defendants jointly moved to dismiss the Amended Complaint. The Court held a case management conference on November 16, 1999 at which it set a conditional schedule. Briefing of the defendants' motion to dismiss and the plaintiffs' opposition thereto was completed January 18, 2000. The motion to dismiss remains pending, and all discovery remains stayed pending the Court's ruling on the motion. The court has denied a motion filed by the plaintiffs on November 16, 1999 to lift the discovery stay to allow the Court the serving of discovery requests on a non-party. The defendants believe that these claims lack merit, and they intend to vigorously defend the consolidated action.

By letter dated December 18, 1998, the Staff of the Division of Enforcement of the Securities and Exchange Commission (the "Commission") advised the Company that it was conducting a preliminary, informal inquiry into trading of the securities of the Company at or about the time of the Company's December 11, 1998 press release announcing that the Company would be restating the revenues for its second fiscal quarter ended September 30, 1998. On January 20, 1999, the Commission issued a formal Order Directing Private Investigation And Designating Officers To Take Testimony with respect to the referenced trading and specified accounting matters, pursuant to which subpoenas have been served requiring the production of specified documents and testimony. The Company and its current and former independent accountants have assessed the effects of recent comments issued to the Company by the Commission's Division of Corporation Finance as part of its ongoing review of various accounting matters in the Company's previous filings with the Commission, including, but not limited to, the recognition of revenues from the Company's indirect sales channel and the timing of charges which the Company recorded during fiscal 1999, 1998 and 1997 for inventory obsolescence, severance and asset impairment. The Company has responded to the Commission's Comments and made necessary changes to its fiscal 2000 Annual Report on Form 10-K.

On June 29, 2000, as a result of an assessment performed by the Company and its current and former independent accountants, the Company announced that it would restate its results of operations for fiscal years ending March 31, 1999 and 1998. The restatement related to an agreement made during the fourth quarter of fiscal 1998 with a Value-Added Distributor ("VAD") which provided the VAD with rights to return specified goods, and rights to require the company to repurchase or pay the carrying costs of those goods. Because of this agreement, $8.1 million in fiscal 1998 fourth quarter revenues from this VAD and $4.9 million of related cost of product revenues more appropriately should have been recognized on a sell-through basis during fiscal 1999. The related income tax impacts of $1.3 million were recorded in the 1999 and 1998 annual fiscal periods to reflect the income tax consequences of the restatement adjustments described above.

The Company has cooperated, and intends to continue cooperating fully with, the Commission Staff. The Company has not accrued for any fines or penalties under SFAS 5 because it has no basis to conclude that it is probable that at the conclusion of the investigation the Commission will seek a fine or penalty, and because the amount of any such fine or penalty is not estimable.

On December 30, 1999, a Derivative Complaint was filed in the Court of Chancery of the State of Delaware, in and for Newcastle County, by an alleged stockholder of the Company derivatively on behalf of Telxon. The named defendants are the Company; the then directors of the Company, Richard J. Bogomolny, John H. Cribb, Robert A. Goodman, Raj Reddy, Frank Brick and Norton Rose; Robert F. Meyerson, former Chairman of the Board, Chief Executive Officer and director; and Telantis Venture Partners V Inc., an affiliate of Robert F. Meyerson. The Complaint alleges that Telxon's sale of stock in its then Aironet Wireless Communications, Inc. subsidiary to Meyerson interests constitutes a waste and gift of Telxon assets in breach of the defendant directors' duties of care and to act in good faith. The Complaint also alleges that the defendant directors' opposition of an alleged offer by Symbol Technologies, Inc. to acquire the Company in the Spring of 1998 violated their duties of loyalty, good faith and due care and wasted Company assets. The Complaint seeks an order rescinding the Aironet stock transactions (or in the event such relief cannot be granted, recissory damages), requiring the defendants other than the Company to account for Telxon's losses in connection with the alleged wrongs (including the funds spent resisting the alleged Symbol bid) and awarding plaintiff its attorneys' fees and expenses. While the Company is nominally a defendant in this derivative action, the plaintiff seeks no monetary relief from the Company.

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

The Company has received a number of letters from its customers requesting Telxon to indemnify them with respect to their defense of demands which have been made on them by the Lemelson Medical, Education & Research Foundation Limited Partnership for the payment of a license fee for the alleged infringement of the Foundation's so-called "bar-code" patents by the customers' systems utilizing automatic identification technology, portions of which have been supplied by the Company. On October 27, 1999, the Foundation also sent a letter directly to the Company similarly demanding that the Company purchase a license with respect to "Telxon's use of machine vision and bar coding technology." On April 14, 2000 the Foundation filed five lawsuits against a total of approximately 430 end users, including a number of the Company's customers, whom the Foundation alleges use automatic identification technology which infringes the Foundation's patents; the Company is not named as defendant in any of these lawsuits. The Company continues to receive requests for indemnity from customers with regard to claims being informally asserted against them by the Foundation as well as from customers who have been formally sued by the Foundation.

The Company believes that the patents so being asserted against it and its customers are invalid, unenforceable and not infringed and on April 24, 2000 filed a federal court action against the Foundation seeking a declaratory judgment to that effect. The Company's declaratory judgment action is substantially similar to the federal court action jointly filed by seven other companies in the automatic identification industry, including the Company's principal competitors, in July 1999 seeking like declaratory relief against the Foundation. On May 30, 2000 the Foundation filed an answer and counterclaim against the Company in response to its declaratory judgment action denying the invalidity that its patents are invalid, unenforceable or not infringed by the Company or its customers and counter-claiming that the Company likely induces or contributes to the direct infringement of unspecified claims of the Foundation's patents. Discovery in the Company's declaratory judgment action is just beginning. The parties to the two declaratory judgment actions have agreed to the consolidation of the cases, and a stipulated consolidation order is before the Court for approval. The Company believes that the Foundation's counterclaim is without merit and intends to vigorously defend against it.

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

12.      INCOME TAX

An income tax benefit of $5,250 has been recognized for financial reporting purposes for the quarter ending June 30, 2000. The effective income tax rate used to calculate this benefit was calculated as a combined federal and state statutory tax rate adjusted for tax provisions on international subsidiary income. In contrast to the first quarter of fiscal 2000 the Company's current assessment is that it is more likely than not that these deferred tax assets will be benefited through future taxable income or through the implementation of tax planning strategies.

The Company's consolidated income tax provision for the quarter ended June 30, 1999 of $1,278 consisted primarily of income taxes related to the Company's operations in foreign tax jurisdictions. No tax benefit was recognized for the U.S. net operating loss for the three months ended June 30, 1999 based on the Company's assessment that it was more likely than not that these deferred tax assets would not be utilized through future taxable income or implementation of tax planning strategies.



13.      BUSINESS SEGMENTS

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


    THREE MONTHS ENDING               UNITED                            OTHER           ADJUSTMENT &
       JUNE 30, 2000                  STATES          EUROPE         INTERNATIONAL       ELIMINATION       CONSOLIDATED
                                     --------        --------        -------------      ------------       ------------
Revenues from
   unaffiliated customers            $ 60,862        $ 18,988          $  5,748           $   --             $ 85,598
Revenues from inter-company
   sales                               15,272             515               719            (16,506)              --
                                     --------        --------          --------           --------           --------
Total revenues                       $ 76,134        $ 19,503          $  6,467           $(16,506)          $ 85,598
                                     ========        ========          ========           ========           ========

(Loss) income before
  income tax                         $(14,608)       $    233          $   (584)          $   (482)          $(15,441)
                                     ========        ========          ========           ========           ========


    THREE MONTHS ENDING               UNITED                            OTHER           ADJUSTMENT &
       JUNE 30, 2000                  STATES          EUROPE         INTERNATIONAL       ELIMINATION       CONSOLIDATED
                                     --------        --------        -------------      ------------       ------------
Revenues from
   unaffiliated customers            $ 60,466        $ 20,875          $  6,484           $   --             $ 87,825

Revenues from inter-company
   sales                               11,054             413               733            (12,200)              --
                                     --------        --------          --------           --------           --------
Total revenues                       $ 71,520        $ 21,288          $  7,217           $(12,200)          $ 87,825
                                     ========        ========          ========           ========           ========

(Loss) income before
  income tax                         $(18,187)       $  2,282          $  1,072           $   (590)          $(15,423)
                                     ========        ========          ========           ========           ========


14.      RECLASSIFICATION

Certain items in the fiscal 2000 consolidated financial statements and notes thereto have been reclassified to conform to the fiscal 2001 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IN ADDITION TO DISCUSSING AND ANALYZING THE COMPANY'S RECENT HISTORICAL FINANCIAL RESULTS AND CONDITION, THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES STATEMENTS REGARDING CERTAIN TRENDS OR OTHER FORWARD-LOOKING INFORMATION CONCERNING THE COMPANY'S ANTICIPATED REVENUES, COSTS, FINANCIAL RESOURCES OR OTHERWISE AFFECTING OR RELATING TO THE COMPANY WHICH ARE INTENDED TO QUALIFY FOR THE PROTECTIONS AFFORDED "FORWARD-LOOKING STATEMENTS" UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, PUBLIC LAW 104-67. THE FORWARD-LOOKING STATEMENTS MADE HEREIN AND ELSEWHERE IN THIS FORM 10-Q ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. THE SUMMARY OF CERTAIN OF THE RISKS AND OTHER IMPORTANT FACTORS WHICH MAY AFFECT THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL AND OTHER CONDITION UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" BELOW SHOULD BE READ IN CONJUNCTION WITH THE MORE COMPLETE DISCUSSION OF THOSE AND OTHER RISKS AND IMPORTANT FACTORS AFFECTING THE BUSINESS, OPERATING RESULTS AND CONDITION OF THE COMPANY UNDER "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - FACTORS THAT MAY AFFECT FUTURE RESULTS", AND OTHER CAUTIONARY STATEMENTS APPEARING UNDER "ITEM 1. BUSINESS" AND ELSEWHERE, IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K, FOR THE FISCAL YEAR ENDED MARCH 31, 2000.


Overview

The Company recorded a net loss of $10.2 million or $0.58 per common share (diluted) for the first quarter of fiscal 2001. In comparison, the Company recorded a net loss of $16.7 million or $1.03 per common share (diluted) for the first quarter of fiscal 2000. The Company also recorded a loss from operations of $14.3 million during the current period compared to $12.3 million incurred during the same quarter last year. Consolidated revenues decreased $2.2 million or 2.5% compared to the same quarter in fiscal 2000. Overall, operating expenses increased $4.0 million or 10.9% primarily due to a $3.6 million increase in salary and contract labor expenses related to the duplication of expenses incurred in the transition of the Company's workforce to its new corporate headquarters in Cincinnati and operations in Houston. Additionally, the fiscal 2000 results include a tax benefit of $5.3 million. Recognizing this tax benefit illustrates the Company's assessment that such benefits arising from net operating losses will be benefited in future periods. The Company experienced significant cash flows used by operating activities of $22.2 million during the first quarter of fiscal 2001. This compared to cash provided by operating activities of $15.0 million during the first quarter of fiscal 2000 after reflecting the deconsolidation of Aironet Wireless Communications during the first quarter of fiscal 2000 (refer to Note 3 - Basis of Presentation for further discussion regarding the deconsolidation of Aironet). The significant decrease in cash flows provided by operating activities resulted from the Company's use of on-hand cash to support operating cash requirements rather than utilizing debt. During the quarter ended June 30, 2000, the Company did not have any short term debt outstanding.

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


Factors That May Affect Future Results

The Company's business, operating results and financial and other condition may be affected by a number of risks and other important factors, including, without limitation, the following, some of which are inherently difficult to identify and predict and/or are beyond the Company's control: general and industry-specific economic conditions; the identification and implementation of appropriate cost reduction, efficiency and other operating improvement strategies; the continued adequacy of the Company's internal and external sources of working capital; sales and manufacturing cycles from quarter to quarter and within each quarter; serving markets characterized by increasingly rapid technological change and associated changes in market demand, product obsolescence and price erosion; intense competition; the Company's ability to gain and maintain market acceptance of its products; the levels of customer demand for the Company's products and customers' commitments of resources to information technology investments; concentration of revenues in the retail industry and possible decreases in their purchases from the Company in response to any downturn in general economic prospects or conditions to the extent that reduced levels of new store openings are not offset by their investment in the Company's systems to improve the efficiency of existing stores; ability to penetrate and expand revenues in new and existing markets; risks associated with foreign sales and operations; timely and efficient enhancement of appropriate product offerings through internal development and acquisition of, or investment in, new businesses and technologies; dependence on, and freedom from infringement of, technologies and other proprietary rights of, or by, third parties; government regulation of radio and other products, and product health and safety concerns; dependence on sole source, or a limited number of, suppliers; attracting and retaining qualified employees. In addition to being subject to the foregoing factors and other cautionary statements elsewhere in this Form 10-Q, the Company's conduct of its business, and the results and condition thereof, is also subject to the possible adverse effects of certain pending litigation and other contingencies discussed in Note 11 - Litigation and Contingencies to the accompanying consolidated financial statements included in
Item 1 above. The financial results of the Company historically have not been materially adversely impacted as a result of inflation. However, there can be no assurance that inflation will not have a material adverse impact in the future.

RESULTS OF OPERATIONS


Revenues
(In thousands)

                                              Three Months
                                             Ended June 30,            (Decrease) Increase
                                         ----------------------     -------------------------
                                           2000          1999         Dollar       Percentage
                                         --------      --------     ---------      ----------
Product, net                             $ 65,532      $ 67,916     $ (2,384)        (3.5)%
Customer service, net                      20,066        19,909          157           .1 %
                                         --------      --------     ---------
     Total net revenues                  $ 85,598      $ 87,825     $ (2,227)        (2.5)%
                                         ========      ========     =========


During the periods presented, product revenues include the sale of portable tele-transaction computers ("PTCs") including rugged, wireless, mobile computers and pen-based, touch-screen workslates; telephony products; hardware accessories; wireless data communication products; custom application software and software licenses; and a variety of professional services, including system integration and project management.

The decrease in consolidated product revenues during the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000 was primarily caused by a decrease in international product revenues of $3.0 million. International product revenues decreased 12% in the first quarter of fiscal 2001 as compared to the same period last year. The current year decrease primarily reflected the absence, during the current period, of a sale made by one of the Company's European subsidiaries to a large customer during fiscal 2000. Partially offsetting this decrease was an increase in North American product revenues of $.6 million. North American product revenues increased 1% in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000. Changes in foreign exchange rates did not have a material impact on the results of the Company's international operations.

Within the Company's North American product revenues offsetting factors led to the relatively small increase in revenues noted above. Increasing the fiscal 2001 first quarter product revenues were increased revenues of $4.0 million related to the rollout of the Company's replacement products for existing Company products from a large domestic retailer. Also increasing product revenues were increased net product revenues recognized in the Company's VAD channel of $4.4 million.

The items above increasing fiscal 2001 product revenues relative to that experienced in the prior year were offset by the absence of larger rollouts of the Company's PTC 960 products to the Company's retail customers. The decreases in these larger rollouts aggregated $7.4 million and included a $3.6 million contribution from the Company's remanufactured products. The Company's has since curtailed its remanufactured product offerings. The first quarter of fiscal 2000 included a positive revenue adjustment related to a decrease in the reserve for sales returns and allowances of $3.2 million. There was no such positive adjustment in the current quarter related to the reserve for sales returns and allowances. Aggregate other increases in product revenues were $1.3 million. The Company attributes the declines in revenues to increased competitive pressures in the Company's core markets and product offerings. The

Company did not experience a significant contribution of revenues from new products during the current fiscal quarter.

The increase in the consolidated customer service revenues during the first quarter of fiscal 2001 primarily resulted from increased maintenance contract revenues in the Company's North American operations. The customer service revenues in the North American operations increased $.4 million, or 2.7%, during the first quarter of fiscal 2001 as compared to the same period in the previous fiscal year. Offsetting this increase was a decrease in customer service revenue of $.2 million, or 6%, in the Company's international operations, during the first quarter of fiscal 2001, as compared to the previous fiscal year's period.

As noted above, the Company experienced a significant increase in revenues related to a large domestic retailer. The total revenues related to this one customer were $9.3 million for the first quarter of fiscal 2001 as compared to $5.3 million for the comparable period in the prior year. Revenues from this one customer represented 10.9% of consolidated total revenues for the quarter ended June 30, 2000. Revenues related to this same customer were less than 10% of total consolidated revenues for the first quarter of fiscal 2000.

The Company's reserve for sales returns and allowances remained constant at a balance of $5.3 million at June 30, 2000 as compared to March 31, 2000.

During the first quarter of fiscal 2001, the Company issued credits for sales returns and allowances of $4.9 million. The amount of credits issued directly impacted consolidated revenues since there was no change in the reserve for sales returns and allowances.

During the first quarter of fiscal 2000 the Company issued $5.8 million of credits for sales returns and allowances. Additionally, the reserve for sales returns and allowances decreased by $3.2 million for that same period due to decreased exposure for future return of product. Therefore, that quarter's revenues were negatively impacted by the net of credits issued and by a decrease to the reserve for sales returns and allowances of $2.6 million.

At June 30, 2000, the Company had $3.7 million of accounts receivable outstanding from VADs and a reserve of $1.9 million against those accounts. This compares with $4.2 million of accounts receivable outstanding at March 31, 2000 and a reserve of $2.4 million related to VAD accounts receivable. Net revenues in the VAD sales channel were $4.9 million for the first quarter of fiscal 2001 as compared with $.6 million for the comparable period in the prior fiscal period. The primary reason for the increase in revenues in the VAD channel was the decrease in the amount of credits issued of $3.5 million for the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000. The moving twelve-month average credit experience rate in the VAD channel decreased to 21.4% for the first quarter of fiscal 2001 as compared to 35.0% for the same period last fiscal year.

Cost of Revenues
(In thousands)

                                      Three months
                                      ended June 30,          (Decrease)
                                    -----------------   -----------------------
                                      2000     1999      Dollar      Percentage
                                    -------   -------   --------     ----------
Product                             $46,961   $50,867   $(3,906)       (7.7)%
Customer service                     11,932    12,211      (279)       (2.3)%
                                    -------   -------   --------
     Total cost of revenues         $58,893   $63,078   $(4,185)       (6.6)%
                                    =======   =======   ========

Cost of product revenues as
  percentage of product
  revenues, net                       71.7%     74.9%

Cost of customer service
  revenues as a percentage
  of customer service                 59.5%     61.3%
  revenues, net

The decrease in consolidated cost of product revenues as a percentage of consolidated net product revenues of 3.2% was the result several offsetting factors.

Factors decreasing the cost percentage were as follows. Underabsorbed manufacturing costs in the current fiscal quarter decreased $.9 million as compared to the same period last fiscal year. This decreased the cost percentage by approximately 1.4%. The Company also decreased its provisions for royalties by $.8 million due to an adjustment to accrued royalties for excess amounts previously accrued. The adjustment was made based upon a settlement of contended items reached in the current fiscal quarter. Also reducing royalty costs was the elimination of $.3 million of fixed royalties due Aironet due to the merger with Cisco during the fourth quarter of fiscal 2000. The combination of these two items related to royalty costs decreased the cost percentage by 1.7%. Also contributing to the decrease was a reduction of $.9 million in the fees accrued for distribution services provided by the Company's VADs in the first quarter of fiscal 2001 as compared to the same period last year. This was as a result of decreased management emphasis on the indirect sales channel during the prior fiscal year and current quarter. This decrease in VAD distribution fees reduced the cost percentage by approximately 1.3%. Other items decreased the costs by $.7 million, including lower amounts of software amortization due to lower capitalization rates in recent fiscal periods, which reduced the cost percentage by approximately 1.0%.

Offsetting the decreases in the cost percentage discussed above was the impact of a sales transaction shipped to a large domestic retail customer that was recorded at a zero gross margin. The product revenues related to this transaction were approximately $5.0 million during the quarter ended June 30, 2000. The product shipments during the current quarter were part of a loss contract entered into during the last quarter of fiscal 2000. The entire loss was recorded, when it was probable and estimable, in accordance with the requirements of Accounting Research Bulletin No. 45, in the last quarter of fiscal 2000. Since the entire loss has previously been recognized, no gross margin was recognized on any shipments under this contract during the current quarter. The lost normalized gross margin dollars of $1.5 million at a 29.0% normalized gross margin would have increased the cost percentage by 2.2%.

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

At June 30, 2000, the inventory allowance accounts totaled $34.5 million and were composed of manufacturing purchased components of $24.2 million, customer service spare parts and used equipment of $8.5 million and international finished goods inventories of $1.8 million. These amounts compare to March 31, 2000 inventory allowance accounts that totaled $40.5 million and were composed of manufacturing purchased components of $30.5 million, customer service spare parts and used equipment of $8.1 million and international finished goods inventories of $1.9 million. Inventory allowance provisions for the quarter were composed of manufacturing purchased components of $1.5 million, customer service spare parts and used equipment of $.4 million and international finished goods inventories of $.2 million. Inventory allowance accounts were reduced by $7.8 million for a reduction in the gross inventory value of trade-in product held in inventory charged against the related valuation allowance. Since both the gross inventory amount and the decrease to the reserve was the same amount there was no impact on net inventories.

Management disposes of excess and obsolete inventory as necessary and as manpower permits, although there are no formal plans to do so. During the first quarter of fiscal 2001, the Company physically disposed of $.3 million of excess and obsolete material inventories in the Company's international operations. This disposal also contributed to the reduction in the inventory allowance account discussed above. There were no recoveries related to the disposal of this material.

In addition to the inventory allowance accounts, the Company has recorded accrued liabilities totaling $2.0 million for a loss on an inventory purchase commitment to a vendor.

At June 30, 2000, the Company had approximately $5.7 million of finished goods inventory held at distributors and customers and approximately $3.0 million of manufacturing components at contract manufacturers. At March 31, 2000, the Company had approximately $6.2 million of finished goods inventory held at distributors and customers and approximately $10.1 million of manufacturing components at contract manufacturers. The $.5 million decrease in the amount of finished goods held at distributors and customers is the result of revenue recognized upon installation and customer acceptance of the Company's product. The decrease in the amount of inventory at contract manufacturers was due to the relatively large amount of shipments from those manufacturers during the current quarter.

The Company accrues fees due to its VADs for the distribution services and technical support provided to end users as well as cooperative advertising costs. These fees are generally based upon the sales value of the goods to the end user. The Company did not incur any of these fees during the first quarter of fiscal 2001 as compared to $.9 million in the first quarter of fiscal 2000.

The decrease in the customer service cost of revenues as a percentage of customer service revenues during the first quarter of fiscal 2001 from comparable fiscal 2000 levels was due primarily to decreased costs in the North American operations. Although North American revenues increased 2.7%, cost of revenues actually decreased 1.5% due primarily to decreased labor and freight costs due in part to the lower costs associated with the Company's operations in Ciudad Juarez, Mexico.


Operating Expenses
(In thousands)

                                 Three Months
                                Ended June 30,           Increase (Decrease)
                              -------------------    -------------------------
                               2000       1999        Dollar        Percentage
                              -------    --------    -------        ----------
Selling expenses              $18,760    $18,606     $  154               .1 %
Product development and
  engineering expenses          6,261      7,150       (889)           (12.4)%
General and administrative
  expenses                     16,002     11,243      4,759             42.4 %
                              -------    --------    -------
Total operating expenses      $41,023    $36,999     $4,024             10.9 %
                              =======    ========    =======

Consolidated selling expenses, as a percentage of total consolidated revenues remained relatively flat at 21.9% compared to 21.2% for the same period last year. During the first quarter of fiscal 2001, the Company experienced an increase in expense related to sales demonstration equipment sent to customers of $.6 million coinciding with introduction of new products, and an increase in recruitment and relocation costs of $.2 million. These increases were offset by a decrease in expenses related to international sales administration and management of $.7 million. This decrease was the result of the absence of salaries and wage expense in the Company's Belgium subsidiary. The related personnel were terminated in fiscal 2000. Commission expenses recorded during the first quarter of fiscal 2001 of $1.4 million remained consistent with commission expenses recorded during the same period last year.

The provisions for past due accounts related to a foreign distributor aggregated $1.1 million for the first quarter of fiscal 2001. This compares with no provision for the comparable period in the prior fiscal year for this foreign distributor.

The Company's allowance for doubtful accounts increased from a balance of $7.1 million at March 31, 2000 to a balance of $8.3 million at June 30, 2000. The Company provided for $1.2 million of bad debts and bad debt write-offs totaled $.1 million during the first quarter of fiscal 2000. This consolidated provision remained consistent with the first quarter of last year, however, provisions for specific domestic past due accounts decreased by approximately $.9 million.

The Company incurred severance charges of $.2 million during the first quarter of fiscal 2001 related it its' marketing and sales departments. This amount was more than offset by $.3 million in severance payments paid recently terminated sales and marketing personnel.

Consolidated product development and engineering expenses as a percentage of total revenues decreased to 7.3% in the first quarter of fiscal 2001 from 8.1% in the first quarter of fiscal 2000. The decrease in consolidated product development and engineering expenses for the first quarter of fiscal 2001 resulted primarily from the decreased use of outside design services while developing the Company's products of $1.4 million compared the same period last year. Additionally, engineering overhead costs, primarily composed of depreciation of engineering equipment, decreased $.2 million from the levels experienced in the comparable period of fiscal 2000. However, this decrease was partially offset by an increase in expense related to the amortization of goodwill related to the repurchase of Metanetics shares in the fourth quarter of fiscal 2000 of $1.3 million. Also contributing to the decline in expense were reductions aggregating $.4 million related to decreases in the cost of operating parts and supplies utilized in the development process and engineering scrap. This decrease was primarily due to management focus during later periods of fiscal 2000 and the first quarter of fiscal 2001 on engineering processes and engineering project completion. Engineering and development efforts also decreased at the Company's Metanetics subsidiary by $.1 million from comparable fiscal 2000 levels.

During the first quarter of fiscal 2000, the Company capitalized internal software development costs in accordance with the requirements of Statement of Financial Accounting Standard No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" aggregating $.7 million offset by amortization of $1.1 million on previously unamortized software. The Company also incurred severance charges of $.2 million during the first quarter of fiscal 2000 related to its product development and engineering operations.

Consolidated general and administrative expenses as a percentage of total revenues were 18.7% and 12.8% for the first quarters of fiscal 2001 and 2000, respectively. Compared to the same period last year consolidated general and administrative expenses increased primarily due to increased labor expenses of $3.6 million. This increase related primarily to additional costs incurred for the transition of the Company's corporate headquarters to Cincinnati, Ohio and to the transition of its administrative operations to Houston, Texas. These costs included provisions of $.9 million related to stay on bonuses and $1.8 million in contract labor related to the aforementioned transition of the Company's data center to Houston, Texas. Also increasing general and administrative expenses were duplicate expenses for rent of $.3 million and telephone of $.4 million related to the Company's facilities in Akron, Ohio. Additionally, the Company incurred increased recruiting and relocation expenses of $.3 million due to the move of its operations as described above. The Company also incurred increased accounting and audit expenses of $.4 million and $.8 million of increased depreciation. The increased depreciation was primarily related to the amortization of its corporate information system, which was not amortized for the full period during fiscal 2000 since all of the related modules were not placed in service until the second quarter of fiscal 2000. Offsetting these increases were reduced contract labor expenses of approximately $1.3 million related to the final implementation phases (including training and data conversion costs) of the Company's corporate information systems during fiscal 2000.

The Company's domestic accrual for severance costs, including stay on bonuses, decreased from a balance of $3.4 million at March 31, 2000 to a balance of $3.3 million at June 30, 2000. Severance charges incurred in the first quarter of fiscal 2001 aggregated $1.2 million, which were offset by payments to previously terminated employees of $1.3 million. A total of 9 employees were severed during the first quarter of fiscal 2001 compared to 29 employees during the first quarter of fiscal 2000. The areas of the Company affected for both quarters were domestic sales operations, domestic product development, manufacturing operations and corporate administration.

Interest Income/(Expense)
(In thousands)

                                       Three Months
                                      Ended June 30,                     Increase (Decrease)
                                 -------------------------           ----------------------------
                                   2000              1999             Dollar           Percentage
                                 -------           -------           -------           ----------
Interest income                  $   431           $   255           $   176              69.1 %
Interest expense                  (1,669)           (3,242)           (1,573)            (48.6)%
                                 -------           -------           -------
   Net interest expense          $(1,238)          $(2,987)          $(1,749)            (58.6)%
                                 =======           =======           =======

Net interest expense decreased during the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000, due to the extinguishment in the fourth quarter of fiscal 2000 of the Company's credit facilities. Although the Company has established new lines of credit with its creditors these credit facilities were not utilized during the first quarter of fiscal 2000. Amounts outstanding under the Company's credit facilities were $64.0 million as of June 30, 1999 and the Company incurred a weighted-average rate of 9.87% on this amount. The Company's interest expense for the first quarter of fiscal 2001 consists primarily of interest on the $106.9 million of convertible subordinated debentures recorded on the accompanying consolidated balance sheets.

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


Income Taxes
(In thousands)

                               Three months
                              ended June 30,                  Decrease
                          ------------------------    --------------------------
                             2000          1999         Dollar        Percentage
                          ----------    ----------    ---------    -------------
                                        (Restated)
Provision for income
   taxes                  $  (5,250)    $   1,278     $   6,528         510.8%

A tax benefit of $5,250 has been recognized for the first quarter of fiscal 2001. The rate used to calculate this benefit was calculated as a combined federal and state statutory tax rate adjusted for tax provisions paid on international subsidiary income. In contrast to the first quarter of fiscal 2000 the Company's current assessment is that it is more likely than not that these deferred tax assets will be benefited through future taxable income or through the implementation of tax planning strategies.

The Company's consolidated tax provision of $1.3 million charged on a pre-tax loss of $15.4 million, during the first quarter of fiscal 2000, related entirely to taxes charged its foreign subsidiaries for the first quarter of fiscal 2000. No tax benefit was recognized regarding the first quarter fiscal 2000 U.S. operating loss based on the Company's then current assessment that it was more likely than not that a deferred tax assets would not be benefited through future taxable income or implementation of tax planning strategies.


Liquidity
(In thousands)                                                         Working
                                                                       Capital
                                            June 30,     March 31,    (Decrease)
                                              2000         2000       Increase
                                            --------     --------     ---------
Cash and cash equivalents                   $  5,620     $ 34,197     $(28,577)
Accounts and notes receivable                 82,368       75,376        6,992
Inventories                                   91,820       81,923        9,897
Other                                         30,182       29,615          567
                                            --------     --------     --------
Total current assets                        $209,990     $221,111     $(11,121)
                                            ========     ========     ========

Accounts payable                            $ 36,643     $ 30,116     $ (6,527)
Income taxes payable                           4,498       11,039        6,541
Accrued liabilities                           52,034       53,771        1,737
Other                                            251          236          (15)
                                            --------     --------     --------
Total current liabilities                   $ 93,426     $ 95,162     $  1,736
                                            ========     ========     ========

Working capital (current assets
  less current liabilities)                 $116,564     $125,949     $ (9,385)
                                            ========     ========     ========

Current ratio (current assets divided
  by current liabilities)                                2.2 to 1     2.3 to 1

The decrease in the Company's consolidated working capital at June 30, 2000, from March 31, 2000, was due primarily to decreases in cash and cash equivalents and an increase in accounts payable offset by increases in accounts receivable and inventories and a decrease in income taxes payable. As discussed below the Company used cash flows of $22.2 million to support operating activities during the quarter. An additional $2.5 million of cash was utilized to support investing activities and $3.2 million was utilized to support financing activities. Since the Company did not utilize its lines of credit the Company's cash balances were its sole source of funding for the quarter. The increase in accounts payable was the result of purchases of manufacturing purchased components late in the quarter as well as the management of cash payments to vendors in order to minimize the needs for the borrowing of any funds to finance current operations.

The increase in the accounts receivable balance reflects a decline in cash collections within the Company's domestic and international operations for the quarter ending June 30, 2000. The Company feels a portion of the increase relates to the impact of transitioning collection efforts from its Akron location to its Houston operations. Accordingly, consolidated days sales outstanding increased from 76 days at March 31, 2000 to 81 days at June 30, 2000.

The increase in the Company's inventories was primarily the result of an increase in the level of purchased manufacturing components (to meet increased expected demand, which did not materialize during the first quarter of fiscal
2001) related to newly introduced products and the increased level of safety stock maintained by the Company. A significant portion of the safety stock purchased was composed of Aironet radios. The Company purchased the present models offered by Aironet based upon uncertainties surrounding the future supply of these radios. The inventory value of purchased manufacturing components increased $6.9 million in anticipation of increased sales during the first quarter of fiscal 2001 compared to the fourth quarter of fiscal 2000. Additionally, customer service spare parts and international finished goods inventory also increased $2.3 and $2.0 million, respectively, compared to the fourth quarter of fiscal 2000. Customer service spare parts inventory increased primarily due to inventory stock purchased to service newer PTC models. These increases in inventory levels were offset by decreases of $.8 and $.3 million of inventory held by distributors and staged to rollout to customers pending the satisfaction of the Company's revenue recognition criteria. Consolidated inventory turns decreased to approximately 2.3 at June 30, 2000, from approximately 3.4 at March 31, 2000. This decrease in inventory turns was primarily caused by the absence of inventory and other cost of revenue charges that occurred during the fourth quarter of fiscal 2000.

Accrued liabilities decreased primarily due to the decrease in deferred customer service revenues of $1.2 million as revenue recognition criteria were ratably met during the first quarter of fiscal 2001 on customer service revenue previously deferred. Additionally, accrued payroll and other compensation of $1.1 million decreased as of June 30, 2000 do to the timing of these payments. These decreases were offset by a $1.6 million increase in accrued liabilities related to an increase in payments due a major customer for returned goods of the Company.

Income taxes payable also decreased by $6.5 million primarily due to a tax benefit of $5.3 million that was recognized during the first quarter of fiscal 2001. Also contributing the decrease was a $1.3 million in tax payment related to revenue earned in a prior period.



Cash Flows from Operating Activities
(In thousands)
                                                  Three months        Increase
                                                 Ended June 30,      (Decrease)
                                              --------------------     in Cash
                                                2000        1999     Flow Impact
                                              --------    --------   -----------
                                                         (Restated)
Net loss                                      $(10,191)   $(16,701)   $  6,510
Depreciation and amortization                    6,851       5,831       1,020
Amortization of restricted stock awards, net        46          18          28
Provision for doubtful accounts                  1,157       1,070          87
Provision for inventory obsolescence             2,131       1,635         496
Loss on disposal of assets                         189         108          81
Gain on sale of non-marketable investment         --          (761)        761
Equity loss in affiliate                          --           184        (184)
Loss on carrying value of non-marketable          --         1,283      (1,283)
    Investment
Changes in operating assets and liabilities:
   Accounts and notes receivable                (8,157)      3,816     (11,973)

   Inventories                                 (11,963)      6,033     (17,996)
   Prepaid expenses and other current assets      (567)        (11)       (556)
   Intangibles and other assets                    385      (1,725)      2,110
   Accounts payable and accrued liabilities      4,666      11,619      (6,953)
   Income taxes payable                         (6,541)      2,839      (9,380)
   Other long-term liabilities                    (176)       (226)         50
                                              --------    --------    --------
Net cash (used in) provided by operating
   Activities                                 $(22,170)   $ 15,012    $(37,182)
                                              ========    ========    ========


The decrease in cash flows from the Company's consolidated operating activities for the first quarter of fiscal 2001 from comparable fiscal 2000 levels was primarily due to the increased cash flow impact of accounts receivable, inventories, accounts payable, accrued liabilities and income taxes payable. These negative cash flow impacts were partially offset by the decrease in the net loss incurred during the first quarter of fiscal 2001 as compared to the same quarter last year.

Cash Flows from Investing Activities
(In thousands)
                                                 Three months         Increase
                                                ended June 30,       (Decrease)
                                             --------------------      in Cash
                                               2000        1999      Flow Impact
                                             ---------   --------    -----------
Additions to property and equipment          $ (1,786)     (7,255)       5,469
Software improvements                            (705)     (1,005)         300
Proceeds from non-marketable investments         --         1,523       (1,523)
Impact of Aironet deconsolidation                --        (3,986)       3,986
                                             --------    --------     --------
     Net cash used in investing activities   $ (2,491)   $(10,723)    $  8,232
                                             ========    ========     ========

The decrease in cash flows used in investing activities was primarily due to a decrease in the fixed asset additions for the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000. The decrease in fixed asset additions is primarily attributable to the absence of capitalized project costs related to the Company's corporate-wide information systems project. Aggregated costs capitalized during the first quarter of fiscal 2000 were $5.2 million. Also causing this decrease was the absence of the impact of deconsolidating the results of Aironet, which occurred during fiscal 2000. The absence of similar proceeds from the sale of non-marketable investments as occurred during the first quarter of fiscal 2000 also affected the net decrease in cash flows used in investing activities.


Cash Flows from Financing Activities
(In thousands)
                                                  Three months       Increase
                                                 ended June 30,     (Decrease)
                                              -------------------     in Cash
                                                2000       1999     Flow Impact
                                              --------   --------   -----------
Notes payable, net                            $  --      $(5,080)     $ 5,080
Principal payments on capital leases              (46)      (223)         177
Note related to purchase of stock              (3,141)      --         (3,141)
                                              -------    -------      -------
   Net cash (used for) in financing
     Activities                               $(3,187)   $(5,303)     $ 2,116
                                              =======    =======      =======

For the first quarter of fiscal 2001 cash flows used for financing activities primarily consisted of a $3.1 million note to the Chief Executive Officer, John
W. Paxton, the proceeds of which were utilized to purchase stock in the Company pursuant to his employment contract with the Company. The note calls for the repayment of the amount due upon registration of the shares purchased. The decrease in cash flows used for financing activities also resulted from decreased borrowings during the first quarter of fiscal 2001. During the fourth quarter of fiscal 2000 the Company extinguished its remaining notes payable. Subsequent to this extinguishment cash flows from operating activities have been utilized to fund the Company's operations as described above.

Subsequent Events

On July 25, 2000, Symbol Technologies ("Symbol") announced its intention to acquire the Company for shares of Symbol common stock after receiving approval from Symbol's and the Company's Boards of Directors. According to the terms of the definitive merger agreement, Company shareholders will receive .50 shares of Symbol stock for each share of the Company's common stock. The transaction has a total equity value of approximately $465.0 million based upon the closing price of Symbol stock on July 25, 2000 of $49.88 a share. The transaction is expected to be accounted for under the purchase accounting method, and is expected to consummate prior to December 31, 2000. The proposed transaction is pending regulatory and shareholder approval.


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

Market Risk

As discussed in Note 9 - Marketable Securities and Derivatives, during fiscal 2000 Cisco acquired the Company's former subsidiary, Aironet Wireless Communications for shares of Cisco common stock. Subsequent to this transaction the Company held 6,366,086 shares of Cisco common stock (the Cisco share amount illustrated here and throughout the Form 10-Q, unless otherwise noted, gives effect to the two for one forward split of Cisco's common stock which became effective March 22, 2000). A portion of these shares was sold to satisfy working capital and debt obligations, during fiscal 2000. At June 30, 2000 the Company maintained 4,166,086 shares of Cisco. The market value of the Company's holdings of Cisco at June 30, 2000 was valued at $264.8 million. In relation to the Company's consolidated balance sheet, this is a material holding. As such, the Company is exposed to a significant degree of market risk relating to the price volatility of Cisco common stock. As discussed in Note 9 - Marketable Securities and Derivatives, the Company has chosen to mitigate a portion of this risk by purchasing derivative collar contracts, which help to ensure that the Company's potential gain or loss is within reasonable levels. These contracts will expire on March 26, 2001. Although the counter-party to the derivative collar contract is a major financial institution the Company is exposed to market risk loss in the event of nonperformance by this financial institution. Management does monitor the credit rating of the financial institution and considers the risk of nonperformance to be remote.

Foreign Currency Risk

The financial results of the Company's foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of each year and revenues and expenses are reported at average rates of exchange. Resulting translation adjustments are reported as a component of comprehensive income.

Historically, the Company has not experienced any significant foreign currency gains or losses involving U.S. Dollars and other currencies. This is primarily due to natural hedges of revenues and expenses in the functional currencies of the countries in which subsidiaries are located which assists in managing this risk. At June 30, 2000, the Company had several forward foreign currency exchange contracts to purchase various foreign currencies aggregating $15.4 million in U.S. dollars.

Interest Rate Risk

The Company's convertible subordinated debentures carry fixed rates of interest and therefore do not pose interest rate risk to the Company. However, interest rate changes would effect the fair market value of the debentures. At June 30, 2000, the Company had $106.9 million of convertible subordinated debentures outstanding.

Interest rate risk does exist relative to the Company's $236.0 million and $5.0 million lines of credit due to the variable rates of interest charged on these facilities. The rates charged on these facilities are subject to adjustment by the lender however, at June 30, 2000 no borrowings were outstanding.

The Company monitors its interest rate risk, but does not engage in any hedging activities using derivative financial instruments to manage the interest rate risk.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 11 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q for a discussion of the material pending legal proceedings to which the Company is a party, which footnote discussion is incorporated in this Part II by this reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits required by Item 601 of Regulation S-K:

                  2. Agreement and Plan of Merger, dated as of July 25, 2000, among Symbol Technologies, Inc., TX Acquisition Corporation and Registrant, filed herewith.

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

                  4.2 Rights Agreement between Registrant and KeyBank National Association, as Rights Agent, dated as of August 25, 1987, as amended and restated as of July 31, 1996, incorporated herein by reference to Exhibit 4 to Registrant's Form 8-K dated August 5, 1996.

                           4.2.1 Form of Rights Certificate (included as Exhibit A to the Rights Agreement included as Exhibit 4.2 above). Until the Distribution Date (as defined in the Rights Agreement), the Rights Agreement provides that the common stock purchase rights created thereunder are evidenced by the certificates for Registrant's Common Stock and not by separate Rights Certificates; as soon as practicable after the Distribution Date, Rights Certificates will be mailed to each holder of Registrant's Common Stock as of the close of business on the Distribution Date.

                           4.2.2 Letter agreement among Registrant, KeyBank National Association and Harris Trust and Savings Bank, dated June 11, 1997, with respect to the appointment of Harris Trust and Savings Bank as successor Rights Agent under the Rights

                                    Agreement included as Exhibit 4.2 above, incorporated herein by reference to Exhibit
                                    4.3.2 to Registrant's Form 10-K for the year ended March 31, 1997.

                           4.2.3 Amendment to the Rights Agreement included as exhibit 4.2 above, between Registrant and Computershare Investor Services, LLC, incorporated herein by reference to registrant's 8-K dated July 25, 2000.



                  4.3 Indenture by and between Registrant and AmeriTrust Company National Association, as Trustee, dated as of June 1, 1987, regarding Registrant's 7-1/2% Convertible Subordinated Debentures Due 2012, incorporated herein by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-3, Registration No. 33-14348, filed May 18, 1987.

                           4.3.1 Form of Registrant's 7-1/2% Convertible Subordinated Debentures Due 2012 (set forth in the Indenture included as Exhibit 4.3 above).

                  4.4 Indenture by and between Registrant and Bank One Trust Company, N.A., as Trustee, dated as of December 1, 1995, regarding Registrant's 5-3/4% Convertible Subordinated Notes due 2003, incorporated herein by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-3, Registration No. 333-1189, filed February 23, 1996.

                           4.4.1 Form of Registrant's 5-3/4% Convertible Subordinated Notes due 2003 issued under the Indenture included as Exhibit 4.4 above, incorporated herein by reference to Exhibit
                                    4.2 to Registrant's Registration Statement on Form S-3, Registration No. 333-1189, filed February 23, 1996.

                           4.4.2 Registration Rights Agreement by and among Registrant and Hambrecht & Quist LLC and Prudential Securities Incorporated, as the Initial Purchasers of Registrant's 5-3/4% Convertible Subordinated Notes due 2003, with respect to the registration of said Notes under applicable securities laws, incorporated herein by reference to Exhibit
                                    4.3 to Registrant's Registration Statement on Form S-3, Registration No. 333-1189, filed February 23, 1996.

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

                           10.1.13 Employment Agreement between Registrant and David M. Biggs, effective as of June 7, 1999, incorporated herein by reference to
                                    Exhibit 10.1.13 to Registrants 10-Q for the quarter ended December 31, 1999.

                                    10.1.13.a Letter agreement continuing Mr.
                                              Biggs' employment with the
                                              Registrant, dated June 15, 2000
                                              incorporated by reference to
                                              Exhibit 10.13.1.a to Registrant's
                                              Form 10-K for the year ended March
                                              31, 2000.

                           10.1.14 Amended and Restated Employment Agreement between Registrant and Gene Harmegnies, effective as of January 31, 2000, incorporated herein by reference to Exhibit
                                    10.1.14 to Registrant's Form 10-Q for the quarter ended December 31, 1999.

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

                           10.1.23 Employment Agreement between Registrant and William J. Murphy, effective as of February 1, 2000, incorporated herein by reference to
                                    Exhibit 10.1.23 to Registrant's Form 10-K for the year ended March 31, 2000.

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

                           10.2.5 Lease between Milford Partners, LLC and Registrant, made as of March 17, 2000 for premises in Ridgewood Corporate Center, 1000 Summit Drive, Milford, Ohio incorporated herein by reference to Exhibit 10.2.5 to Registrant's Form 10-K for the year ended March 31, 2000.

                           10.2.6 Lease Agreement between the Woodlands Office Equities - '95 Limited and Registrant, effective January 20, 2000, for premises at 8701 New Trails Drive, The Woodlands, Texas, including an Expansion, Modification and Ratification thereof dated May 1, 2000, incorporated herein by reference to Exhibit
                                    10.2.6 to Registrant's Form 10-K for the year ended March 31, 2000.

                  10.3     Credit Agreements of Registrant.

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

                           10.3.2 Business Purpose Revolving Promissory Note (Swing Line) made by Registrant in favor of Bank One, NA, dated August 4, 1998, incorporated herein by reference to Exhibit
                                    10.3.4 to Registrant's Form 10-Q for the quarter ended June 30, 1998.

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

                           10.3.3 Loan and Security Agreement, dated as of August 26, 1999, by and between the Registrant, the Lenders party thereto, and Foothill Capital Corporation, as Agent (repaid and retired in full during March 2000 as described in the Registrant's consolidated financial statement including such month), incorporated by reference to
                                    Exhibit 10.3.3 to Registrant's Form 8-K
                                    dated August 30, 1999.

                                    10.3.3.a Pledge Agreement, dated as of
                                             August 26, 1999, between Foothill

                                             Capital Corporation, as agent for
                                             the Lenders from time to time party
                                             to the Loan and Security Agreement
                                             included in Exhibit 10.3.3 above,
                                             pledging among other assets, the
                                             stock owned by the Registrant in
                                             Aironet Wireless Communications,
                                             Inc. and Registrant subsidiaries to
                                             Agent as collateral to secure
                                             Registrant's obligations under the
                                             Loan and Security Agreement
                                             (terminated in connection with the
                                             repayment and retirement of
                                             Registrant's indebtedness under the
                                             Loan and Security Agreement during
                                             March 2000 as described in
                                             Registrant's Consolidated Financial
                                             Statements including such month),
                                             incorporated herein by reference to
                                             Exhibit 10.3.3.a to Registrant's
                                             Form 10-Q for the quarter ended
                                             September 30, 1999.

                                    10.3.3.b Real Property Deed of Trust (Harris
                                             County, Texas), made as of August
                                             26, 1999 by Registrant unto Joseph
                                             C. Mathews as trustee for the
                                             benefit of Foothill Capital
                                             Corporation, as Agent for the
                                             lenders form time to time party to
                                             the Loan and Security Agreement
                                             included in Exhibit 10.3.3 above
                                             (terminated in connection with the
                                             repayment and retirement of the
                                             Registrant's indebtedness under the
                                             Loan and Security Agreement during
                                             March 2000 as described in the
                                             Registrant's Consolidated Financial
                                             Statements including such month),
                                             incorporated by reference to
                                             Exhibit 10.3.3.b to Registrant's
                                             Form 10-Q for the quarter ended
                                             September 30, 1999.

                                    10.3.3.c Patent, Trademark, Copyright and
                                             License Mortgage, made as of August
                                             26, 1999, by Registrant in favor of
                                             Foothill Capital Corporation, as
                                             Agent for the Lenders from time to
                                             time party to the Loan and Security
                                             Agreement included as Exhibit
                                             10.3.3 above (terminated in
                                             connection with the repayment and
                                             retirement of Registrant's
                                             indebtedness under the Loan and
                                             Security Agreement during March
                                             2000 as described in Registrant's
                                             Consolidated Financial Statement
                                             including such month), incorporated
                                             herein by reference to Exhibit
                                             10.3.3.c to Registrant's Form 10-Q
                                             for the quarter ended September 30,
                                             1999.

                                    10.3.3.d First Amendment, dated as of
                                             November 18, 1999, to the Loan and
                                             Security Agreement included as
                                             Exhibit 10.3.3 above, incorporated
                                             herein by reference to Exhibit
                                             10.3.3.d to Registrant's Form 10-Q
                                             for the quarter ended December 31,
                                             1999.

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

                           10.3.4 Loan and Pledge Agreement dated as of March 15, 2000, by and among Deutsche Bank AG, London Branch, with Deutsche Bank Securities, Inc., as agent, and Telxon System Services Inc., a wholly owned subsidiary of the Registrant (secured by the Cisco Systems, Inc. stock subject to the options transactions effected pursuant to the Confirmations included as Exhibit 10.4 below) and letter confirming determination of interest applicable to borrowings thereunder, incorporated herein by reference to Exhibit 10.3.4 to Registrant's Form 10-K for the year ended March 31, 2000.

                           10.3.5 Promissory Note, dated June 16, 2000, by Registrant with respect to uncommitted swing line for working capital financing available from Firth Third Bank, Northwestern Ohio, incorporated herein by reference to Exhibit
                                    10.3.5 to Registrant's Form 10-K for the year ended March 31, 2000.

                  10.4 Confirmations of Share Option Transactions of Telxon System Services, Inc., a wholly owned subsidiary of Registrant, with Deutsche Bank AG, London Branch with respect to substantially all of the stock which Telxon System Services continues to hold in Cisco Systems, Inc. dated as of March 23, 2000, incorporated herein by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended March 31, 2000.

                  10.5 Amended and Restated Agreement between Registrant and Symbol Technologies, Inc., dated as of September 30, 1992, incorporated herein by reference to Exhibit
                           10.4 to Registrant's Form 10-K for the year ended March 31, 1998.

                  10.6 Agreement dated as of November 8, 1999, by and among Registrant, Cisco Systems, Inc. and Aironet Wireless Communications, Inc. (the forms of the Purchase Agreement and License Agreement included as Exhibits A and B, respectively, thereto became effective upon the March 15, 2000 consummation of the acquisition through Merger of Aironet and Cisco), incorporated herein by reference to Exhibit 10.5.2 to Registrant's Form 10-Q for the quarter ended September 30, 1999.

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

                  10.9 Stock Purchase Agreement, dated as of January 19, 2000, between Registrant, Accipiter Corporation and Accipiter II, Inc. (superseded by the Agreement and Plan of Merger, Included as Exhibit 10.11 below), incorporated herein by reference to Exhibit 10.13 to Registrant's Form 10-Q for the quarter ended December 31, 1999.

                  10.10 Stock Purchase Agreement, dated as of February 17, 2000, by and between Registrant and named minority stockholders of Registrant's Metanetics Corporation subsidiary, incorporated herein by reference to
                           Exhibit 10.10 to Registrant's Form 10-K for the year ended March 31, 2000.

                  10.11 Plan and Agreement of Merger, dated as of February 22, 2000, among Registrant, its wholly owned Meta Technologies Corporation subsidiary and its Metanetics Corporation subsidiary, incorporated herein by reference to Exhibit 10.11 to Registrant's Form 10-K for the year ended March 31, 2000.

                           10.11.1  Investment and Registration Rights
                                    Agreement, dated as of February 22, 2000, by and among Accipiter Corporation, Accipiter II, Inc., Registrant and Registrant's wholly owned Meta Technologies Corporation subsidiary made pursuant to the Plan and Agreement of Merger included as Exhibit
                                    10.11 above, incorporated herein by
                                    reference to Exhibit 10.11.1 to Registrant's
                                    Form 10-K for the year ended March 31, 2000.

                  10.12 Stockholder Agreement, made as of November 8, 1999 between Cisco Systems, Inc., Osprey Acquisition Corporation and Registrant, and related Irrevocable Proxy, executed by Registrant as a stockholder of Aironet Wireless Communication, Inc. as an inducement toward the entry by Cisco Systems, Inc. and Osprey Acquisition Corporation into an Agreement and Plan of Merger and Reorganization dated of even date providing for the acquisition of Aironet by Cisco, and Joinders thereto by, and related Irrevocable Proxy of, The Retail Technology Group, Inc., a wholly owned subsidiary of Registrant, and in turn, by and of Telxon System Services, Inc., a wholly owned subsidiary of The Retail Technology Group, incorporated herein by reference to Exhibit
                           10.12 to Registrant's Form 10-K for the year ended March 31, 2000.

                  10.13 DFS Vendor Agreement between Registrant and Deutsche Financial Services Corporation, dated as of September 30, 1998, incorporated herein by reference to Exhibit
                           10.15 to Registrant's Form 10-Q for the quarter ended December 31, 1998.

                  27. Financial Data Schedule as of June 30, 2000 filed herewith.

         (b)      Reports on Form 8-K

                  During the first quarter of fiscal 2001 to which this Form 10-Q relates, the Registrant filed a Current Report on Form 8-K dated June 30, 2000, which attached the Registrant's press release of that date. This press release announced its restatement of earnings for fiscal years 1999 and 1998, which resulted from an agreement made during the fourth quarter of fiscal 1998 with a value-added distributor on terms making recognition of revenue more appropriate on a sell through basis. The press release also announced the Company's delay in filing its Form 10-K for the year ended March 31, 2000. This delay permitted the Company, and its current and former independent accountants, to examine and incorporate into the financial statements, which were to be included in Form 10-K, the effects of the restatement and the then recent comments received from the Securities and Exchange Commission's Division of Corporate Finance regarding the Registrant's previous filings.

                  Subsequent to the end of the first quarter of fiscal 2001, the Company filed a Current Report on Form 8-K dated July 27, 2000, attaching the Registrant's press release dated July 26, 2000 which announced that on July 25, 2000 the Company entered into a Definitive Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Symbol Technologies Inc. agreed to acquire Telxon.

                               TELXON CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this Form 10-Q to be signed and on its behalf by the undersigned thereunto duly authorized.


Date:             August 11, 2000


                                                    TELXON CORPORATION
                                                    (Registrant)



                                                    /s/ Woody M. McGee
                                                    -------------------------
                                                    Woody M. McGee,
                                                    Vice President and Chief
                                                      Financial Officer

                               TELXON CORPORATION

                                    EXHIBITS

                                       TO

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                INDEX TO EXHIBITS

Where
Filed



**       2.       Agreement and Plan of Merger, dated as of July 25, 2000, among
                  Symbol Technologies, Inc., TX Acquisition Corporation and
                  Registrant, filed herewith.

*        3.1      Restated Certificate of Incorporation of Registrant,
                  incorporated herein by reference to Exhibit No. 2(b) to Registrant's Registration Statement on Form 8-A with respect to its Common Stock filed pursuant to Section 12(g) of the Securities Exchange Act, as amended by Amendment No. 1 thereto filed under cover of a Form 8 and Amendment No. 2 thereto filed on Form 8-A/A.

*        3.2      Amended and Restated By-Laws of Registrant, incorporated
                  herein by reference to Exhibit 3.2 to Registrant's Form 10-K for the year ended March 31, 1999.

*        4.1      Portions of the Restated Certificate of Incorporation of
                  Registrant pertaining to the rights of holders of Registrant's
                  Common Stock, par value $.01 per share, incorporated herein by reference to Exhibit No. 2(b) to Registrant's Registration
                  Statement on Form 8-A with respect to its Common Stock filed pursuant to Section 12(g) of the Securities Exchange Act, as amended by Amendment No. 1 thereto filed under cover of a Form
                  8 and Amendment No. 2 thereto filed on Form 8-A/A.

*        4.2      Rights Agreement between Registrant and KeyBank National
                  Association, as Rights Agent, dated as of August 25, 1987, as amended and restated as of July 31, 1996, incorporated herein by reference to Exhibit 4 to Registrant's Form 8-K dated
                  August 5, 1996.

*                 4.2.1    Form of Rights Certificate (included as Exhibit A to
                           the Rights Agreement included as Exhibit 4.2 above).
                           Until the Distribution Date (as defined in the Rights
                           Agreement), the Rights Agreement provides that the common stock purchase rights created thereunder are evidenced by the certificates for Registrant's Common
                           Stock and not by separate Rights Certificates; as soon as practicable after the Distribution Date, Rights Certificates will be mailed to each holder of Registrant's Common Stock as of the close of business on the Distribution Date.

*                 4.2.2    Letter agreement among Registrant, KeyBank National
                           Association and Harris Trust and Savings Bank, dated
                           June 11, 1997, with respect to the appointment of Harris Trust and Savings Bank as successor Rights
                           Agent under the Rights Agreement included as Exhibit
                           4.2 above, incorporated herein by reference to
                           Exhibit 4.3.2 to Registrant's Form 10-K for the year ended March 31, 1997.

*                 4.2.3    Amendment to the Rights Agreement included as exhibit
                           4.2 above, between Registrant and Computershare
                           Investor Services, LLC, incorporated herein by reference to registrant's 8-K dated July 25, 2000.

*        4.3      Indenture by and between Registrant and AmeriTrust Company
                  National Association, as Trustee, dated as of June 1, 1987, regarding Registrant's 7-1/2% Convertible Subordinated
                  Debentures Due 2012, incorporated herein by reference to
                  Exhibit 4.2 to Registrant's Registration Statement on Form
                  S-3, Registration No. 33-14348, filed May 18, 1987.

*                 4.3.1    Form of Registrant's 7-1/2% Convertible Subordinated
                           Debentures Due 2012 (set forth in the Indenture included as Exhibit 4.3 above).

*        4.4      Indenture by and between Registrant and Bank One Trust
                  Company, N.A., as Trustee, dated as of December 1, 1995, regarding Registrant's 5-3/4% Convertible Subordinated Notes due 2003, incorporated herein by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-3, Registration
                  No. 333-1189, filed February 23, 1996.

*                 4.4.1    Form of Registrant's 5-3/4% Convertible Subordinated
                           Notes due 2003 issued under the Indenture included as
                           Exhibit 4.4 above, incorporated herein by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-3, Registration No. 333-1189, filed
                           February 23, 1996.

*                 4.4.2    Registration Rights Agreement by and among Registrant
                           and Hambrecht & Quist LLC and Prudential Securities
                           Incorporated, as the Initial Purchasers of Registrant's 5-3/4% Convertible Subordinated Notes due 2003, with respect to the registration of said
                           Notes under applicable securities laws, incorporated herein by reference to Exhibit 4.3 to Registrant's
                           Registration Statement on Form S-3, Registration No.
                           333-1189, filed February 23, 1996.

*        10.1     Compensation and Benefits Plans of Registrant.

*                 10.1.1   Amended and Restated Retirement and Uniform Matching
                           Profit-Sharing Plan of Registrant, as amended, incorporated herein by reference to Exhibit 10.1.1 to Registrant's Form 10-K for the year ended March 31,
                           1999.

*                 10.1.2   1990 Stock Option Plan for employees of Registrant,
                           as amended, incorporated herein by reference to
                           Exhibit 10.1.2 to Registrant's Form 10-Q for the quarter ended September 30, 1997.

*                 10.1.3   1990 Stock Option Plan for Non-Employee Directors of
                           Registrant, as amended,
                           incorporated herein by reference to Exhibit 10.1.3 to Registrant's Form 10-Q for the quarter ended
                           September 30, 1998.

*                 10.1.4   Non-Qualified Stock Option Agreement between
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
                           Biggs, effective as of June 7, 1999, incorporated herein by reference to Exhibit 10.1.13 to Registrants 10-Q for the quarter ended December 31, 1999.

*                          10.1.13.a Letter agreement continuing Mr. Biggs'
                                     employment with the Registrant, dated June
                                     15, 2000 incorporated by reference to
                                     Exhibit 10.13.1.a to Registrant's Form 10-K for the year ended March 31, 2000.

*                 10.1.14  Amended and Restated Employment Agreement between
                           Registrant and Gene Harmegnies, effective as of January 31, 2000, incorporated herein by reference to
                           Exhibit 10.1.14 to Registrant's Form 10-Q for the quarter ended December 31, 1999.

*                 10.1.15  Description of Key Employee Retention Program,
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

*                 10.1.21  Letter agreement of Registrant with Robert A.
                           Goodman, dated as of December 29, 1997 and executed and delivered January 20, 1998, for continued consulting services following certain changes in his law practice, incorporated herein by reference to
                           Exhibit 10.1.17 to Registrant's Form 10-K for the year ended March 31, 1998.

*                 10.1.22  Letter agreement of Registrant with R. Dave Garwood, dated August 30, 1999, for MRP-II consulting services, incorporated herein by reference to Exhibit
                           1.1.20 to Registrant's Form 10-Q for the quarter ended September 30, 1999.

*                 10.1.23  Employment Agreement between Registrant and William
                           J. Murphy, effective as of February 1, 2000, incorporated herein by reference to Exhibit 10.1.23 to Registrant's Form 10-K for the year ended March 31, 2000.

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

*                 10.2.4   Lease Contract between Desarrollos \ Inmobiliarios
                           Paso del Norte, S.A. de C.V. and Productos y
                           Servicios de Telxon, S.A. de C.V., a subsidiary of Registrant, for premises in Ciudad Juarez, Chihuahua,
                           Mexico, made and entered into as of April 10, 1997, incorporated herein by reference to Exhibit 10.2.4 to Registrant's Form 10-K for the year ended March 31,
                           1998.

*                 10.2.5   Lease between Milford Partners, LLC and Registrant,
                           made as of March 17, 2000 for premises in Ridgewood
                           Corporate Center, 1000 Summit Drive, Milford, Ohio incorporated herein by reference to Exhibit 10.2.5 to Registrant's Form 10-K for the year ended March 31,
                           2000.

*                 10.2.6   Lease Agreement between the Woodlands Office Equities
                           - '95 Limited and Registrant, effective January 20,
                           2000, for premises at 8701 New Trails Drive, The
                           Woodlands, Texas, including an Expansion,
                           Modification and Ratification thereof dated May 1,
                           2000, incorporated herein by reference to Exhibit
                           10.2.6 to Registrant's Form 10-K for the year ended
                           March 31, 2000.

         10.3     Credit Agreements of Registrant.

*                 10.3.1   Credit Agreement by and among Registrant, the lenders
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
                           Line) made by Registrant in favor of Bank One, NA, dated August 4, 1998, incorporated herein by reference to Exhibit 10.3.4 to Registrant's Form 10-Q for the quarter ended June 30, 1998.

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
                           1999, by and between the Registrant, the Lenders party thereto, and Foothill Capital Corporation, as Agent (repaid and retired in full during March 2000 as described in the Registrant's consolidated financial statement including such month), incorporated by reference to Exhibit 10.3.3 to Registrant's Form 8-K dated August 30, 1999.

*                          10.3.3.a Pledge Agreement, dated as of August 26,
                                    1999, between Foothill Capital Corporation, as agent for the Lenders from time to time party to the Loan and Security Agreement included in Exhibit 10.3.3 above, pledging among other assets, the

\                                    stock owned by the Registrant in Aironet
                                    Wireless Communications, Inc. and Registrant subsidiaries to Agent as collateral to secure Registrant's obligations under the Loan and Security Agreement (terminated in connection with the repayment and retirement of Registrant's indebtedness under the Loan and Security Agreement during March 2000 as described in Registrant's Consolidated Financial Statements including such month), incorporated herein by reference to Exhibit 10.3.3.a to Registrant's Form 10-Q for the quarter ended September 30, 1999.

*                          10.3.3.b Real Property Deed of Trust (Harris County,
                                    Texas), made as of August 26, 1999 by
                                    Registrant unto Joseph C. Mathews as trustee for the benefit of Foothill Capital Corporation, as Agent for the lenders form time to time party to the Loan and Security Agreement included in Exhibit 10.3.3 above (terminated in connection with the repayment and retirement of the Registrant's indebtedness under the Loan and Security Agreement during March 2000 as described in the Registrant's Consolidated Financial Statements including such month), incorporated by reference to Exhibit 10.3.3.b to Registrant's Form 10-Q for the quarter ended September 30, 1999.

*                          10.3.3.c Patent, Trademark, Copyright and License
                                    Mortgage, made as of August 26, 1999, by Registrant in favor of Foothill Capital Corporation, as Agent for the Lenders from time to time party to the Loan and Security Agreement included as Exhibit 10.3.3 above (terminated in connection with the repayment and retirement of Registrant's indebtedness under the Loan and Security Agreement during March 2000 as described in Registrant's Consolidated Financial Statement including such month), incorporated herein by reference to Exhibit 10.3.3.c to Registrant's Form 10-Q for the quarter ended September 30, 1999.

*                          10.3.3.d First Amendment, dated as of November 18,
                                    1999, to the Loan and Security Agreement included as Exhibit 10.3.3 above, incorporated herein by reference to Exhibit

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

*                 10.3.4   Loan and Pledge Agreement dated as of March 15, 2000,
                           by and among Deutsche Bank AG, London Branch, with
                           Deutsche Bank Securities, Inc., as agent, and Telxon
                           System Services Inc., a wholly owned subsidiary of the Registrant (secured by the Cisco Systems, Inc.
                           stock subject to the options transactions effected pursuant to the Confirmations included as Exhibit
                           10.4 below) and letter confirming determination of interest applicable to borrowings thereunder, incorporated herein by reference to Exhibit 10.3.4 to Registrant's Form 10-K for the year ended March 31,
                           2000.

*                 10.3.5   Promissory Note, dated June 16, 2000, by Registrant
                           with respect to uncommitted swing line for working capital financing available from Firth Third Bank, Northwestern Ohio, incorporated herein by reference to Exhibit 10.3.5 to Registrant's Form 10-K for the year ended March 31, 2000.

*        10.4     Confirmations of Share Option Transactions of Telxon System
                  Services, Inc., a wholly owned subsidiary of Registrant, with Deutsche Bank AG, London Branch with respect to substantially all of the stock which Telxon System Services continues to hold in Cisco Systems, Inc. dated as of March 23, 2000, incorporated herein by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended March 31, 2000.

*        10.5     Amended and Restated Agreement between Registrant and Symbol
                  Technologies, Inc., dated as of September 30, 1992, incorporated herein by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended March 31, 1998.

*        10.6     Agreement dated as of November 8, 1999, by and among
                  Registrant, Cisco Systems, Inc. and Aironet Wireless
                  Communications, Inc. (the forms of the Purchase Agreement and
                  License Agreement included as Exhibits A and B, respectively, thereto became effective upon the March 15, 2000 consummation of the acquisition through Merger of Aironet and Cisco), incorporated herein by reference to Exhibit 10.5.2 to Registrant's Form 10-Q for the quarter ended September 30,
                  1999.

*        10.7     Asset Purchase Agreement by and among Dynatech Corporation,
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

*                 10.8.1   Escrow Agreement by and among FED Corporation,
                           Registrant and First Union National Bank, with respect to the transactions under the Stock Purchase
                           Agreement included as Exhibit 10.7 above, incorporated herein by reference to Exhibit 10.7.1 to Registrant's Form 10-K for the year ended March 31,
                           1998.

*        10.9     Stock Purchase Agreement, dated as of January 19, 2000,
                  between Registrant, Accipiter Corporation and Accipiter II,
                  Inc. (superseded by the Agreement and Plan of Merger, Included as Exhibit 10.11 below), incorporated herein by reference to
                  Exhibit 10.13 to Registrant's Form 10-Q for the quarter ended
                  December 31, 1999.

*        10.10    Stock Purchase Agreement, dated as of February 17, 2000, by and between Registrant and named minority stockholders of Registrant's Metanetics Corporation subsidiary, incorporated herein by reference to Exhibit 10.10 to Registrant's Form 10-K for the year ended March 31, 2000.

*        10.11    Plan and Agreement of Merger, dated as of February 22, 2000, among Registrant, its wholly owned Meta Technologies
                  Corporation subsidiary and its Metanetics Corporation subsidiary, incorporated herein by reference to Exhibit 10.11 to Registrant's Form 10-K for the year ended March 31, 2000.

                  10.11.1 Investment and Registration Rights Agreement, dated as of February 22, 2000, by and among Accipiter Corporation, Accipiter II, Inc., Registrant and Registrant's wholly owned Meta Technologies Corporation subsidiary made pursuant to the Plan and Agreement of Merger included as Exhibit 10.11 above, incorporated herein by reference to Exhibit 10.11.1 to Registrant's Form 10-K for the year ended March 31, 2000.

*        10.12    Stockholder Agreement, made as of November 8, 1999 between
                  Cisco Systems, Inc., Osprey Acquisition Corporation and
                  Registrant, and related Irrevocable Proxy, executed by Registrant as a stockholder of Aironet Wireless Communication, Inc. as an inducement toward the entry by Cisco Systems, Inc.
                  and Osprey Acquisition Corporation into an Agreement and Plan of Merger and Reorganization dated of even date providing for the acquisition of Aironet by Cisco, and Joinders thereto by, and related Irrevocable Proxy of, The Retail Technology Group,
                  Inc., a wholly owned subsidiary of Registrant, and in turn, by and of Telxon System Services, Inc., a wholly owned subsidiary of The Retail Technology Group, incorporated herein by reference to Exhibit 10.12 to Registrant's Form 10-K for the year ended March 31, 2000.

*        10.13    DFS Vendor Agreement between Registrant and Deutsche Financial
                  Services Corporation, dated as of September 30, 1998, incorporated herein by reference to Exhibit 10.15 to Registrant's Form 10-Q for the quarter ended December 31,
                  1998.

**
         27.      Financial Data Schedule as of June 30, 2000 filed herewith.


----------------------------
*        Previously filed

**       Filed herewith