Form 10-K/A
period 2000-03-31
TELXON CORP
filed 2000-10-31
CIK 352495

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 3)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Amendment No. 3 on Form 10-K/A amends and restates in full the disclosures made by the registrant under Item 11 of Part III of the registrant's Form 10-K with respect to its fiscal year ended March 31, 2000 ("Fiscal 2000"), as previously amended, to correct understatements occurring at two places in the previously filed disclosure under that Item regarding the number of employee stock options granted to William J. Murphy during Fiscal 2000 and to add a clarifying disclosure to the footnote associated with his option grant information in the Summary Compensation Table. Specifically:

          The number of stock options shown for Mr. Murphy in the seventh column of the Summary Compensation table has been correctly restated as 71,500 shares, and the associated footnote has been expanded to reflect that the additional stock options included in the corrected total were granted outside the Company's 1990 Stock Option Plan for employees, consistent with the disclosure in footnote (4) of the table of Option Grants in Fiscal 2000 included in the registrant's Item 11 disclosures as originally filed; and

          The number of shares shown for Mr. Murphy in the second column of the second row of information for him in the table of Option Grants in Fiscal 2000 has been correctly restated as 25,000 shares (all other information in that row was correctly stated in the disclosure originally filed notwithstanding the understatement of the number of shares in the second column).

Except as specifically discussed above, no changes have been made to the previously filed Item 11 disclosures as set forth herein. This Amendment No. 3 is intended only to amend the previously filed Item 11 disclosures so that the
Item 11 information is correctly stated as of the original filing thereof on July 31, 2000 in Amendment No. 2 to the subject Form 10-K and not to update any of the Item 11 information to reflect any changes in that information, or any other developments relating to the subject matters covered by Item 11, which may have occurred since that date.

                                    PART III


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

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG TERM
                                                                                          COMPENSATION
                                                         ANNUAL COMPENSATION                 AWARDS
                                                    -----------------------------    ----------------------
                                                                           OTHER     RESTRICTED                   ALL
                                                                          ANNUAL       STOCK        STOCK        OTHER
                 NAME AND                                                 COMPEN-      AWARDS      OPTIONS      COMPEN-
          PRINCIPAL POSITION(1)             YEAR    SALARY      BONUS     SATION        ($)        (SHARES)    SATION(2)
          ---------------------             ----    -------    -------    -------    ----------    --------    ---------

John W. Paxton, Sr........................  2000    803,077    150,000         0           0               0             0
  Chairman of the Board and                 1999     27,692(3)       0         0           0         700,000!(4)         0
  Chief Executive Officer

William J. Murphy.........................  2000    375,057    150,000         0           0          71,500!        5,494
  Executive Vice President, Americas

David H. Biggs............................  2000    301,875(5)  18,000    11,195(6)  301,875(5)            0             0
  Vice President,
  Chief Technical Officer

Kenneth A. Cassady........................  2000    277,308     50,750    59,705(6)        0         350,000!            0
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
  Executive Vice President,
  Europe/Middle East/Africa

---------------

   ! Option for the purchase of the indicated number of shares of Telxon Common
     Stock granted to the named executive officer pursuant to the Telxon Corporation 1990 Stock Option Plan for employees (the "Employee Option Plan"), except that 400,000 of the stock options to Mr. Paxton were granted outside the Employee Option Plan as part of an inducement essential to his entering into an employment agreement to join the Company as its new President, Chairman of the Board and Chief Executive Officer and 25,000 of the stock options to Mr. Murphy were granted outside the Employee Option Plan as part of the terms of his agreement to become the Company's Executive Vice President, Americas.
 .

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

                          OPTION GRANTS IN FISCAL 2000

                                           INDIVIDUAL GRANTS
                               ------------------------------------------
                                             PERCENT OF
                                               TOTAL
                                              OPTIONS
                                              GRANTED
                                                 TO
                                             EMPLOYEES                                        GRANT
                                OPTIONS          IN           EXERCISE                         DATE
                                GRANTED        FISCAL          PRICE         EXPIRATION      PRESENT
            NAME                (SHARES)(1)     2000       (PER SHARE)(2)       DATE          VALUE
            ----               ----------    ----------    --------------    ----------    ------------
John W. Paxton, Sr...........        -            -                 -             -                 -
William J. Murphy............   46,500            3%          $22.156         03/03/08     $  865,365(3)
                                25,000(4)         2%          $15.063         03/07/05     $  432,250(5)
David H. Biggs...............        -            -                 -             -                 -
Kenneth A. Cassady...........  350,000           26%          $ 9.821         06/07/07     $2,009,000(6)
James G. Cleveland...........        -            -                 -             -                 -
Peter Lomax..................   15,000            2%          $ 7.97          09/22/07     $   70,650(7)

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 TELXON CORPORATION


Date: October 31, 2000                           By: /s/  WOODY M. MCGEE
                                                 -------------------------------
                                                  Woody M. McGee, Vice President
                                                   and Chief Financial Officer