Form 10-Q
period 2000-09-30
TELXON CORP
filed 2000-11-14
CIK 352495

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]. No [].

At September 30, 2000, there were 17,543,198 outstanding shares of the registrant's Common Stock.


                        This document contains 70 pages.

                               TELXON CORPORATION
        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Part I.      FINANCIAL INFORMATION:                                                          Page No.
                                                                                             --------

             Item 1:    Condensed Consolidated Financial Statements

                        Condensed Balance Sheets                                                  3
                        Condensed Statements of Operations                                        4
                        Condensed Statements of Cash Flows                                        5
                        Notes to Condensed Consolidated Financial Statements                    6-19

             Item 2:    Management Discussion and Analysis of Financial Condition
                        and Results of Operations                                               20-37

             Item 3:    Quantitative and Qualitative Disclosure About Market Risk               38-39

Part II.     OTHER INFORMATION:

             Item 1:    Legal Proceedings                                                        40
             Item 6:    Exhibits and Reports on Form 8-K                                        40-69

                       TELXON CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                              SEPTEMBER 30,  MARCH 31,
                                                                                  2000         2000
                                                                                ---------    ---------
                                                                               (UNAUDITED)
ASSETS
Current assets:
Cash (including cash equivalents of $4,419 and $6,000)                          $   6,027    $  34,197
Accounts receivable, net of allowances for doubtful accounts of $10,351 and $7,116, respectively, and sales returns and allowances of $6,657
  and $5,255, respectively                                                         88,588       70,831
Notes and other accounts receivable                                                 2,384        4,545
Inventories                                                                        86,729       81,923
Prepaid expenses and other                                                         30,070       29,615
                                                                                ---------    ---------
                   Total current assets                                           213,798      221,111
Property and equipment, net                                                        55,547       62,067
Investment in marketable securities and related hedge                             262,256      321,863
Intangibles and other assets, net                                                  28,318       31,249
                                                                                ---------    ---------
                   Total assets                                                 $ 559,919    $ 636,290
                                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations due within one year                                   $     241    $     236
Note Payable                                                                       19,000            -
Accounts payable                                                                   43,183       30,116
Income taxes payable                                                                1,607       11,039
Accrued liabilities                                                                56,868       53,771
                                                                                ---------    ---------
                   Total current liabilities                                      120,899       95,162
Capital lease obligations                                                             246          369
Convertible subordinated notes and debentures                                     106,913      106,913
Deferred income taxes                                                              79,461      109,519
Other long-term liabilities                                                         1,872        2,500
                                                                                ---------    ---------
                   Total liabilities                                              309,391      314,463
Stockholders' equity:
Preferred stock, $1.00 par value per share; 500
  shares authorized, none issued                                                        -            -
Common stock, $.01 par value per share; 50,000 shares
  authorized,  17,543 and 17,514 shares issued                                        175          175
Additional paid-in capital                                                        105,798      105,639
Retained earnings                                                                 159,306      188,998
Note related to the purchase of common stock                                       (3,141)           -
Unearned compensation relating to restricted stock awards                             (16)         (75)
Accumulated other comprehensive (loss) income:
   Foreign currency translation                                                    (8,333)      (6,009)
   Unrealized holding (loss) gain on marketable securities and related hedge,
        net of deferred taxes of ($2,187) and $21,060                              (3,261)      33,099
                                                                                ---------    ---------
                   Total stockholders' equity                                     250,528      321,827
                                                                                ---------    ---------
Commitments and contingencies                                                           -            -
                                                                                ---------    ---------
                   Total liabilities and stockholders' equity                   $ 559,919    $ 636,290
                                                                                =========    =========

     See accompanying notes to condensed consolidated financial statements.

                     TELXON CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                     ----------------------    ----------------------
                                                       2000         1999         2000         1999
                                                     ---------    ---------    ---------    ---------

Revenues:
      Product, net                                   $  68,066    $  76,621    $ 133,598    $ 144,536
      Customer service, net                             21,425       19,674       41,492       39,584
                                                     ---------    ---------    ---------    ---------
Total net revenues                                      89,491       96,295      175,090      184,120

Cost of revenues:
      Product                                           59,259       57,428      106,219      108,297
      Customer service                                  13,338       12,078       25,270       24,289
                                                     ---------    ---------    ---------    ---------
Total cost of revenues                                  72,597       69,506      131,489      132,586

Gross profit:
      Product                                            8,807       19,193       27,379       36,239
      Customer service                                   8,087        7,596       16,222       15,295
                                                     ---------    ---------    ---------    ---------
Total gross profit                                      16,894       26,789       43,601       51,534

Operating expenses:
      Selling expenses                                  19,537       18,235       38,297       36,842
      Product development and engineering expenses       6,370        5,992       12,631       13,142
      General & administrative expenses                 17,172       16,114       33,177       27,356
      Merger transaction costs (Note 2)                  1,622            -        1,622            -
                                                     ---------    ---------    ---------    ---------
Total operating expenses                                44,701       40,341       85,727       77,340

Loss from operations                                   (27,807)     (13,552)     (42,126)     (25,806)

Interest income                                             39          159          470          415
Interest expense                                        (1,755)      (3,559)      (3,424)      (6,801)
                                                     ---------    ---------    ---------    ---------

Loss before other non-operating (expense) income       (29,523)     (16,952)     (45,080)     (32,192)
      and income taxes

Other non-operating (expense) income                       (24)      32,650           92       32,467
                                                     ---------    ---------    ---------    ---------

(Loss) income before income taxes                      (29,547)      15,698      (44,988)         275

(Benefit) provision for income taxes                   (10,046)         738      (15,296)       2,016
                                                     ---------    ---------    ---------    ---------
Net (loss) income                                    $ (19,501)   $  14,960    $ (29,692)   $  (1,741)
                                                     =========    =========    =========    =========

Net (loss) income per share:
                 Basic                               $   (1.11)   $    0.92    $   (1.69)   $   (0.11)
                 Diluted                             $   (1.11)   $    0.92    $   (1.69)   $   (0.11)
Average number of common shares outstanding:
                 Basic                                  17,530       16,232       17,522       16,194
                 Diluted                                17,530       16,233       17,522       16,194

     See accompanying notes to condensed consolidated financial statements.

                       TELXON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                --------------------
                                                                 2000          1999
                                                                --------    --------

Cash flows from operating activities:

Net loss                                                        $(29,692)   $ (1,741)
Adjustments to reconcile net loss to net cash
     used in operating activities:
Depreciation and amortization                                     13,446      12,231
Amortization of restricted stock awards, net                          59         176
Provision for doubtful accounts                                    3,329       1,256
Provision for sales returns and allowances                        11,749       5,234
Provision for inventory obsolescence                               8,366       3,616
Deferred income taxes                                             (7,408)       (189)
Gain on sale of subsidiary stock                                     -       (32,167)
Gain on sale of non-marketable investments                           -          (761)
Equity in earnings of affiliate                                      -          (702)
Loss (gain) on disposal of property and equipment                    297        (107)
Loss on carrying value of non-marketable investment                  -         1,283
Impairment charge                                                    -           381
Change in operating assets and liabilities:
     Accounts and notes receivable                               (30,927)      1,510
     Amounts due to and from affiliate                               -         3,171
     Inventories                                                 (13,034)     19,245
     Prepaid expenses and other current assets                      (402)      1,607
     Intangibles and other assets                                     88        (180)
     Accounts payable and accrued liabilities                     15,650     (20,022)
     Income taxes payable                                         (9,432)      1,738
     Other long-term liabilities                                     (32)     (1,048)
                                                                --------    --------
Net cash used in operating activities                            (37,943)     (5,469)

Cash flows from investing activities:

Additions to property and equipment                               (2,541)     (8,969)
Software and other investments                                      (951)     (2,027)
Business acquisition                                              (1,500)        -
Proceeds from the sale of subsidiary stock, net of cash given        -        17,211
Proceeds from the sale of property and equipment                     -           261
Proceeds from the sale of non-marketable investments                 -         1,523
                                                                --------    --------
Net cash (used in) provided by investing activities               (4,992)      7,999

Cash flows from financing activities:

Notes payable, net                                                19,000         -
Exinguishment of former credit facility,net                          -       (48,888)
Repayments on former credit facility                                 -       (17,179)
Borrowings on long-term provisions of debt facility                  -        17,000
Borrowings on debt facility, net                                     -        37,792
Principal payments on capital leases                                (117)       (322)
Debt issue costs paid                                                -        (1,215)
Proceeds from exercise of stock options                              160         -
Note related to the purchase of stock                             (3,141)        -
                                                                --------    --------
Net cash provided by (used in) financing activities               15,902     (12,812)

Effect of exchange rate changes on cash                           (1,137)         (1)
                                                                --------    --------

Net decrease in cash and cash equivalents                        (28,170)    (10,283)
Cash and cash equivalents at beginning of period                  34,197      22,459
                                                                --------    --------
Cash and cash equivalents at end of period                      $  6,027    $ 12,176
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

                       TELXON CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


1.       MANAGEMENT REPRESENTATION

The condensed consolidated financial statements of Telxon Corporation ("Telxon") and its subsidiaries (collectively with Telxon, the "Company") have been prepared without audit and in accordance with the instructions to Form 10-Q. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of results for the interim periods, have been made. The operating results for the three and six months ended September 30, 2000, are not necessarily indicative of the results that may be achieved for the fiscal year ending March 31, 2001. The statements, including the March 31, 2000 condensed consolidated balance sheet, do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.


2.       POTENTIAL MERGER OF THE COMPANY

On July 26, 2000, Symbol Technologies, Inc. ("Symbol") and the Company announced that they had entered into a merger agreement ("the Agreement") providing for Symbol's acquisition of the Company. Under the terms of the Agreement, Company shareholders are to receive .50 shares of Symbol for each share of the Company. The transaction has an estimated total value of approximately $315,229 based upon the closing price of Symbol common stock on September 29, 2000 of $35.94 a share. Both the Company and Symbol anticipate that the transaction will be accounted for under the purchase accounting method.

The waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976 expired as of October 12, 2000. No further U.S. or foreign antitrust clearance is necessary for completion of the acquisition. The Company's stockholders will vote to approve or reject the proposed merger at a special stockholder meeting scheduled for Tuesday, November 28, 2000. The record date for stockholders entitled to notification of and to vote at the special meeting was the close of business on October 20, 2000. Provided stockholder approval is obtained, the merger is expected to be completed on November 30, 2000. Following the consummation of the merger the Company will de-list its common stock and, as a result, terminate its reporting obligations to the Securities and Exchange Commission ("SEC") with respect to its common stock.

3.       FINANCIAL RESULTS AND LIQUIDITY

During the quarter and six months ended September 30, 2000, the Company incurred a net loss of $19,501 and $29,692, respectively, with a decrease in consolidated revenues of $6,804 and $9,030 as compared to these same periods in fiscal 2000. The Company incurred net losses from operations of $27,807 and $42,126 for the quarter and six months ended September 30, 2000, respectively. The

Company's stockholders' equity and working capital at September 30, 2000 were $250,528 and $92,899, respectively. The Company's working capital was significantly improved during the fourth quarter of fiscal 2000 when the Company utilized proceeds from its investments in marketable securities to extinguish its notes payable, certain lease liabilities and a significant portion of its accounts payable. For the six months ended September 30, 2000, the Company used $37,943 of cash in operating activities. A portion of the cash used in operating activities resulted from transaction costs related to the proposed merger of the Company with Symbol Technologies, Inc. Additionally, the significant cash used in operating activities reflects the Company's reliance upon cash and marketable securities, both directly and indirectly, to meet the majority of its current cash flow requirements. To augment the Company's cash flows the Company utilized $19,000 from a financing arrangement to meet its cash operating requirements, during the quarter ended September 30, 2000.

The Company believes its existing resources, including available cash and cash equivalents, marketable securities, internally generated funds and credit facilities will be sufficient to meet working capital requirements for the next twelve months.


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



                                             FOR THE THREE MONTHS ENDED                FOR THE THREE MONTHS ENDED
                                                 SEPTEMBER 30, 2000                        SEPTEMBER 30, 1999
                                      ------------------------------------------ ----------------------------------------
                                           NET                      PER SHARE          NET                    PER SHARE
                                           LOSS         SHARES        AMOUNT         INCOME         SHARES      AMOUNT
                                      -------------  ------------  -----------    ------------   ----------- -----------
BASIC EPS
(Loss) income available to
   common stockholders                $(19,501)         17,530       $(1.11)         $14,960        16,232       $.92
                                      ---------------              ------------- ----------------             -----------

EFFECT OF DILUTIVE SECURITIES
Options                                                     --                                        1
                                                      ------------                                -----------

DILUTED EPS
(Loss) income available to
   holders of common shares
   and common share equivalents       $(19,501)         17,530       $(1.11)         $14,960        16,233       $.92
                                      =============== ============ ============= ================ =========== ===========

                                              FOR THE SIX MONTHS ENDED                  FOR THE SIX MONTHS ENDED
                                                 SEPTEMBER 30, 2000                        SEPTEMBER 30, 1999
                                      ------------------------------------------ ----------------------------------------
                                           NET                      PER SHARE          NET                    PER SHARE
                                           LOSS         SHARES        AMOUNT          LOSS          SHARES      AMOUNT
                                      -------------  ------------  -----------   -------------    ----------- -----------
BASIC EPS
Loss available to
   common stockholders                $(29,692)         17,522       $(1.69)        $(1,741)        16,194      $(.11)
                                      ---------------              ------------- ----------------             -----------

EFFECT OF DILUTIVE SECURITIES
Options                                                     --                                        --
                                                      ------------                                -----------

DILUTED EPS
Loss available to holders
   of common shares and common
   share equivalents                  $(29,692)         17,522       $(1.69)        $(1,741)        16,194      $(.11)
                                      =============== ============ ============= ================ =========== ===========

Options to purchase 3,415,392 shares of common stock at a weighted average exercise price of $14.10 per share were outstanding at September 30, 2000, but were not included in the computation of diluted earnings per share for the three and six months then ended because the options would have had an anti-dilutive effect on the net loss for the period.

Options to purchase 3,571,698 shares of common stock at a weighted average exercise price of $14.43 per share were outstanding at September 30, 1999, but were not included in the computation of diluted earnings per share for the three months then ended because the exercise price of such options was greater than the weighted average market price of common shares for the period.

Options to purchase 3,485,698 shares of common stock at a weighted average exercise price of $14.43 per share were outstanding at September 30, 1999 but were not included in the computation of diluted earnings per share for the six months then ended because the options would have had an anti-dilutive effect on the net loss for the period.

The shares issuable upon conversion of Telxon's 5-3/4% convertible subordinated notes and 7-1/2% convertible subordinated debentures were omitted from the diluted earnings per share calculations because their inclusion at September 30, 2000 and 1999 would have had an anti-dilutive effect on earnings for the three and six months then ended.


5.        COMPREHENSIVE (LOSS) INCOME

Total comprehensive (loss) income consisted of the following:

                                                                                                   Three Months Ended
                                                                                           September 30,      September 30,
                                                                                               2000                1999
                                                                                       -----------------------------------------

Net (loss) income                                                                            $(19,501)           $14,960
Other comprehensive (losses) income:


Unrealized holding loss on marketable securities, net                                          (1,556)             --
Foreign currency translation adjustment                                                        (1,420)              430
                                                                                       ----------------------------------------
Total comprehensive (loss) income                                                            $(22,477)          $15,390
                                                                                       ========================================


                                                                                                    Six Months Ended
                                                                                           September 30,     September 30,
                                                                                               2000               1999
                                                                                       ----------------------------------------

Net loss                                                                                     $(29,692)          $(1,741)
Other comprehensive (losses) income:
Unrealized holding loss on marketable securities, net                                         (36,360)             --
Foreign currency translation adjustment                                                        (2,324)              175
                                                                                       ----------------------------------------
Total comprehensive loss                                                                     $(68,376)          $(1,566)
                                                                                       ========================================


6.       SUPPLEMENTAL CASH FLOW

                                                                                               Six Months Ended
                                                                                     September 30,           September 30,
                                                                                         2000                    1999
                                                                             ----------------------      ---------------------
              Cash paid during the period for:
              Interest                                                                     $ 3,479              $ 6,172
              Income taxes                                                                 $ 1,857              $ 1,965


There were no capital lease additions during the six months ended September 30, 2000 or 1999.


7.       INVENTORIES

                                        SEPTEMBER 30,         MARCH 31,
                                            2000                2000
                                      ----------------     ---------------

Purchased components                          $47,003             $46,514
Work-in-process                                23,449              21,404
Finished goods                                 16,277              14,005
                                      ----------------     ---------------
                                              $86,729             $81,923
                                      ================     ===============

At September 30, 2000, the inventory allowance accounts totaled $31,228 and were composed of manufacturing purchased components of $21,372, customer service spare parts and used equipment of $7,961 and international finished goods of $1,896. These amounts compare to March 31, 2000 inventory allowance accounts that totaled $40,457 and were composed of manufacturing purchased components of $30,424, customer service spare parts and used equipment of $8,115 and international finished goods of $1,918. Inventory allowance provisions for the quarter totaled $5,797. Inventory provisions for the second quarter of fiscal 2001 were composed of manufacturing purchased components of $4,674, customer service spare parts and used equipment of $963 and international finished goods of $160. Inventory provisions aggregating $7,748 for the first half of fiscal 2001 were composed of manufacturing purchased components of $6,230, customer service spare parts and used equipment of $1,143 and international finished goods of $375. During the first quarter of fiscal 2001, a $7,800 reduction in the gross inventory value of trade-in product reduced the inventory allowance accounts. Since both the gross inventory value and the decrease to the reserve were for the same amount, there was no impact on net inventories.

Management disposes of excess and obsolete inventory as necessary and as manpower permits. During the first half of fiscal 2001, the Company disposed of $9,177 of excess and obsolete material. Of this amount $7,562 related to manufacturing purchased components, $1,306 related to the Company's customer service inventories and $306 related to the Company's international operations.

In addition to the inventory allowance accounts, the Company has recorded accrued liabilities totaling $1,981, at September 30, 2000, for purchase commitments to an outside vendor for purchased components whose net realizable value is below historical purchased cost. This accrual was adjusted $619 during the first quarter of fiscal 2001 to reflect changes in the estimated net realizable value of the underlying inventory.

At September 30, 2000, the Company had approximately $7,477 of finished goods inventory held at distributors and customers and approximately $2,189 of manufacturing purchased components at contract manufacturers. At March 31, 2000, the Company had approximately $6,236 of finished goods inventory held at distributors and customers and approximately $10,107 of manufacturing purchased components at contract manufacturers. The increase in the amount of finished goods held at distributors and customers was the result of the shipment of product to a major domestic retail customer prior to the recognition of revenue of $1,322 million and the increase in the inventory recovery related to sales returns reserved for in the allowance for sales returns and allowances. The decrease in the amount of inventory held by contract manufacturers was due to timing of product builds of subcomponents of the Company's products as compared to the timing of customer demands.


8.       MARKETABLE SECURITIES AND RELATED DERIVATIVE

                                                               SEPTEMBER 30,        MARCH 31,
                                                                    2000               2000
                                                        ------------------------------------------------

Cost basis                                                       $ 267,704          $ 267,704

   Gross unrealized holding (losses) gains                          (5,448)            54,159
                                                        ------------------------------------------------
Aggregate fair market value                                      $ 262,256          $ 321,863
                                                        ================================================

During fiscal 2000, Cisco Systems ("Cisco") merged with the Company's Aironet subsidiary in exchange for shares of Cisco common stock. At March 15, 2000, the consummation date of the merger, the Company owned 6,366,086 shares of Cisco, and the closing price on that date was $64.32 per share (as adjusted for the two for one stock split that occurred on March 23, 2000). The Company has treated the exchange of its Aironet shares for Cisco shares under the requirements of APB 29 "Accounting for Non-monetary Transactions, thus recognizing a non-operating gain upon the exchange of shares. Subsequent to the Cisco/Aironet merger, the Company accounted for the investment retained in Cisco shares in accordance with the requirements of SFAS 115 based upon the Company's intent to hold the securities for an extended length of time and to not engage in frequent buying and selling of the securities. That statement requires investments in marketable equity securities to be accounted for as either "trading" or "available for sale" securities. The Company has recorded its investment in Cisco shares as "available for sale" securities. The Company has recorded a cost basis for these securities equivalent to the securities fair market value as of the Cisco/Aironet merger consummation. This amount is adjusted, in accordance with FASB 115, to reflect the market price of the portfolio as of the end of each accounting period. On March 31, 2000, a $54,159 unrealized holding gain was recorded to reflect an increase in market value of the Company's investment in Cisco, in accordance with the requirements of SFAS 115. As of September 30, 2000 this value was decreased to the securities' minimum hedged value for the hedged shares, as described below, since the value of each share of Cisco stock at September 30, 2000 decreased to a closing price below the minimum amount that the Company would recognize upon the sale of these securities should the Company exercise the hedge. These adjustments to the carrying amount, net of tax, represent non-cash activities.

The Company has reduced the related market risk in its investment of Cisco securities by entering into two derivative financial instruments (referred to collectively herein as the "Collar") on March 23, 2000. The Collar essentially hedges most of the Company's risk of loss on the marketable securities by utilizing put options. Conversely, the Collar arrangement also limits the Company's potential gain by employing call options. By employing a hedging alternative such as the Collar, the Company can be assured that its gains and losses will reside within the range created by the Collar assuming performance by the counterparty of the Collar. This range is set in such a way that the Black Scholes value of the call is equivalent to the Black Scholes value of the put; therefore, utilizing this means of hedging is cost effective for the Company since the premiums and costs related to the two opposing features are effectively netted.

Information regarding the Collar is illustrated in the table below.

             OPTION                STRIKE             NUMBER OF           NUMBER OF
              TYPE                 PRICE               OPTIONS          SHARES HEDGED
----------------------------------------------------------------------------------------

              Call                $ 106.99             20,800             2,080,000
              Put                 $  59.33             20,800             2,080,000

              Call                $  94.25             20,800             2,080,000
              Put                 $  66.75             20,800             2,080,000

The effect of the Collar is to hedge 4,160,000 shares, or 99.9%, of the Company's remaining investment in Cisco. The Collar limits the Company's loss by placing a floor on the value the shares may be potentially sold at of, on average, $63.04 per share. Conversely, the Collar also limits the Company's gain by creating a ceiling on the value the shares may be potentially sold at of, on average, $100.62 per share. Therefore, the Company's maximum potential gain or
(loss) realized from the sale of its marketable securities covered by the Collar at September 30, 2000 is on average $151,487 or ($5,074), respectively. This potential gain or loss was calculated by utilizing the average strike prices from above, and the Company's original cost basis in its investment in Cisco at March 31, 2000 of $267,704. However, the options contained within the Collar agreement have an expiration date of March 26, 2001 and may only be exercised on this date. For each collar, the election of a third party to exercise the call feature, or the Company's option to exercise the put feature, will automatically terminate the opposing component of the Collar agreement, and the owner of such option agreement will have no further rights or obligations under the agreement once this occurs.

Statement of Financial Accounting Standards Board 133, Accounting for Derivatives and Hedging Activities ("SFAS 133"), once implemented, will require the Company to display the fair market value of the Collar as an asset or liability on its consolidated balance sheet. At the end of each accounting period, the change in the fair market value of the Collar will be netted against the change in the fair market value of the Company's holdings of Cisco shares. The amount by which these values do not completely hedge each other will, in effect, increase or decrease the Company's non-operating income for the period. The Company has not fully evaluated the impact SFAS 133 will have upon its financial statements, and it is not required to implement this standard until the first quarter of its next fiscal year.

As of September 30, 2000, an independent determination of the fair market value of the Collar was conducted. This independent calculation determined that the Company's ownership percentage of the Collar had a fair market value of $47,011 on that date.

As of September 30, 2000, the Company realized $32,080 of the fair market value of the Collar in order to effectively value its marketable securities at the collared value.


9.       ACCRUED LIABILITIES

Accrued liabilities at September 30, 2000 and for the year ended March 31, 2000 consisted of the following:

                                                                     SEPTEMBER 30,       MARCH 31,
                                                                        2000               2000
                                                                   --------------     -------------

Deferred customer service revenues                                       $10,370           $11,823
Accrued payroll and other employee compensation                            7,493             8,624
Accrued taxes other than payroll and income taxes                          6,198             4,429
Accrued royalties                                                          2,951             3,651
Accrued loss contract costs                                                7,268             3,523
Accrued employee termination benefits                                      2,104             3,483
Accrued professional fees                                                  2,051             2,947
Accrued litigation and mediation liabilities                               5,000                 -
Accrued losses on inventory purchase commitments and
   discontinued product costs                                              1,981             2,751
Accrued facility closing costs                                             2,844             2,083
Accrued interest                                                           1,810             1,813
Deferred product revenues                                                    346             1,193
Accrued commissions                                                        1,147             1,056
Other accrued liabilities                                                  5,305             6,395
                                                                   --------------     -------------
                                                                         $56,868           $53,771
                                                                   ==============     =============

Pursuant to Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Cost to Exit an Activity (Including Certain Costs Incurred in a Restructuring)", accrued employee termination benefits at September 30 and March 31, 2000 include costs to terminate 15 and 14 employees, respectively. Costs totaling $20, $7, $290, $52 and $65 were charged to cost of product revenue, cost of customer service revenue, selling expenses, product development and engineering expenses and general and administrative expenses during the first half of fiscal 2001. This compares to costs totaling $169, $95, $657, $51 and $2,511 which were charged to cost of product revenue, cost of customer service revenue, selling expenses, product development and engineering expenses and general and administrative expenses, respectively, during fiscal 2000.

The Company's domestic accrual for severance costs decreased from a balance of $3.5 million at March 31, 2000 to a balance of $2.1 million at September 30, 2000. This decrease was caused by severance charges of $1.6 million during the first half of fiscal 2001, which were more than offset by severance payments of $2.9 million to terminated employees. As mentioned above, a total of 15 employees were terminated during the first half of fiscal 2001 and 76 employees were notified of the Company's plans to move certain customer service repair operations from Houston, Texas to Juarez, Mexico. The Company accrued $.3 million in stay on bonuses earned by effected employees during the second quarter of fiscal 2001 and this amount is included in the amounts noted above. These stay bonuses have been accrued ratably over the employees contractual stay period. The areas of the Company affected were domestic sales operations, domestic product development, manufacturing and customer service operations and corporate administration. There have been no material changes to the amounts accrued at March 31, 2000. In addition to the domestic severance activity, 1 employee was terminated in the Company's international administrative operations during the second quarter of fiscal 2001. The severance recorded related to this employee was $.3 million.


10.      SHORT-TERM FINANCING

During fiscal 2000, the Company entered into a loan and pledge agreement arranged with a lending institution to provide the Company with an open line of credit not to exceed $236,000 collateralized by the Company's investment in marketable securities. The maximum availability of $236,000 is based upon 90% of the floor value of the Collar as described in Note 8 - Marketable Securities and Related Derivative. The line of credit, which carries a borrowing rate of LIBOR plus thirty basis points, has no fees associated with it. The one-month LIBOR rate at September 30, 2000 was 6.63%. The weighted-average borrowings for the quarter under this line were $11,804. The weighted-average interest rate charged for these funds was 6.93%, during the quarter. These funds were utilized to facilitate the Company's efforts in satisfying short-term working capital requirements.


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

On August 25, 1999, the Court appointed lead plaintiffs and their counsel, ordered the filing of an Amended Complaint, and dismissed 26 of the 27 class action suits without prejudice and consolidated those 26 cases into the first filed action. The lead plaintiffs appointed by the Court filed an Amended Class Action Complaint on September 30, 1999. The Amended Complaint alleges that the defendants engaged in a scheme to defraud investors through improper revenue recognition practices and concealment of material adverse conditions in Telxon's business and finances. The Amended Complaint seeks certification of the identified class, unspecified compensatory and punitive damages, pre- and post-judgment interest, and attorneys' fees and costs. Various appeals and writs challenging the District Court's August 25, 1999 rulings were filed by two of the unsuccessful plaintiffs but have all been denied by the Court of Appeals.

On November 8, 1999, the defendants jointly moved to dismiss the Amended Complaint, which was denied on September 29, 2000. Following the denial, the parties filed a proposed joint case schedule, discovery commenced, and the parties each filed their initial disclosures. On October 30, 2000, defendants filed their answer to the plaintiffs' Amended Complaint as well as a Motion for Reconsideration or to Certify the Order Denying the Motion to Dismiss for Interlocutory Appeal and request for oral argument, and a memorandum of points and authorities in support of that motion, which remains pending before the court. Discovery is in its preliminary stages. The defendants believe that these claims lack merit, and they intend to vigorously defend the consolidated action.

By letter dated December 18, 1998, the Staff of the Division of Enforcement of the Securities and Exchange Commission (the "Commission") advised the Company that it was conducting a preliminary, informal inquiry into trading of the securities of the Company at or about the time of the Company's December 11, 1998 press release announcing that the Company would be restating the revenues for its second fiscal quarter ended September 30, 1998. On January 20, 1999, the Commission issued a formal Order Directing Private Investigation And Designating Officers To Take Testimony with respect to the referenced trading and specified accounting matters, pursuant to which subpoenas have been served requiring the production of specified documents and testimony. The Company and its current and former independent accountants have assessed the effects of comments issued to the Company by the Commission's Division of Corporation Finance as part of its ongoing review of various accounting matters in the Company's previous filings with the Commission, including, but not limited to, the recognition of revenues from the Company's indirect sales channel and the timing of charges which the Company recorded during fiscal 1999, 1998 and 1997 for inventory obsolescence, severance and asset impairment. The Company has cooperated, and intends to continue cooperating fully with, the Commission Staff. The Company has not accrued for any fines or penalties under SFAS 5 because it has no basis to conclude that it is probable that at the conclusion of the investigation the Commission will seek a fine or penalty, and because the amount of any such fine or penalty is not estimable.

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

The Company believes that the patents so being asserted against it and its customers are invalid, unenforceable and not infringed and on April 24, 2000 filed a federal court action against the Foundation seeking a declaratory judgment to that effect. The Company's declaratory judgment action is substantially similar to the federal court action jointly filed by seven other companies in the automatic identification industry, including the Company's principal competitors, in July 1999 seeking like declaratory relief against the Foundation. On May 30, 2000 the Foundation filed an answer and counterclaim against the Company in response to its declaratory judgment action denying that its patents are invalid, unenforceable or not infringed by the Company or its customers and counter-claiming that the Company likely induces or contributes to the direct infringement of unspecified claims of the Foundation's patents.
On August 12, 2000, the Court granted a stipulation and order consolidating the Company's declaratory judgement action with the declaratory judgement action filed by the seven other companies in the automatic identification industry. Discovery is in the early stages. The Company believes that the Foundation's counterclaim is without merit and intends to vigorously defend against it.

Except as otherwise specified, in the event that any of the foregoing litigation ultimately results in a money judgment against the Company or is otherwise determined adversely to the Company by a court of competent jurisdiction, such determination could, depending on the particular circumstances, adversely affect the Company's conduct of its business and the results and condition thereof.

In the normal course of its operations, the Company is subject to performance under contracts and assertions that technologies it utilizes may infringe third party intellectual properties, and is also subject to various pending legal actions and contingencies, which may include matters involving suppliers, customers, lessors of Company products to customers, lessors of equipment to the Company and existing and potential business and development partners. The
Company is vigorously defending all such claims that do not lack merit.   While
the ultimate outcome of any such matters cannot presently be determined, the Company accrues for all probable liabilities when and to the extent incurred and estimable. As of the end of the second quarter of fiscal 2001, the Company accrued $5,000 for contingencies related to two customer sales contracts in accordance with the criteria set forth in Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies". Other than those two disputes, the Company does not believe that such matters are likely to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows and accordingly has not made provisions for any loss or related insurance recovery in its financial statements with respect to such matters.

12.      INCOME TAX

An income tax benefit of $10,046 and $15,296 has been recognized for financial reporting purposes for the quarter and six months ending September 30, 2000. The effective income tax rate used to calculate this benefit was calculated as a combined federal and state statutory tax rate adjusted for tax provisions on international subsidiary income. It is the Company's current assessment that it is more likely than not that these losses and the Company's deferred tax assets will be benefited through future taxable income or through the implementation of tax planning strategies.

The Company's consolidated tax provision of $738 and $2,016 for the second quarter and first half of fiscal 2000, respectively, relate to foreign taxes on the Company's international subsidiaries. No taxes were provided for the gain in the second quarter of fiscal 2000 related to the sale of Aironet voting common stock as the Company had sufficient current year operating loss carryforwards to prevent a tax provision or liability. As of the end of the second quarter of fiscal 2000 the Company had not recognized any income tax benefits other than those utilized through the realization of gains from the sale of Aironet voting common stock based on the Company's assessment that it was more likely than not that the deferred tax assets would not be utilized through future taxable income or the implementation of tax planning strategies.

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


            THREE MONTHS ENDING                 UNITED                     OTHER          ADJUSTMENT &
            SEPTEMBER 30, 2000                  STATES      EUROPE     INTERNATIONAL       ELIMINATION     CONSOLIDATED
                                             ------------------------------------------------------------------------------

Revenues from
   unaffiliated customers                         $ 62,939    $20,424             $6,553         $   (425)        $ 89,491
Revenues from inter-company
   sales                                            15,303        175                956          (16,434)              --
                                             ------------------------------------------------------------------------------
Total revenues                                    $ 78,242    $20,599             $7,509         $(16,859)        $ 89,491
                                             ==============================================================================

 (Loss) before income tax                         $(28,201)   $  (768)            $ (119)        $   (459)        $(29,547)
                                             ==============================================================================


            THREE MONTHS ENDING                 UNITED                     OTHER          ADJUSTMENT &
            SEPTEMBER 30, 1999                  STATES      EUROPE     INTERNATIONAL       ELIMINATION     CONSOLIDATED
                                             ------------------------------------------------------------------------------

Revenues from
   unaffiliated customers                          $71,980    $18,784             $5,531         $      --         $96,295
Revenues from inter-company
   sales                                            11,089        174              1,253          (12,516)             --
                                             ------------------------------------------------------------------------------
Total revenues                                     $83,069    $18,958             $6,784         $(12,516)         $96,295
                                             ==============================================================================

  Income before income tax                         $15,347    $   985             $  861         $ (1,495)         $15,698
                                             ==============================================================================


             SIX MONTHS ENDING                  UNITED                     OTHER          ADJUSTMENT &
            SEPTEMBER 30, 2000                  STATES      EUROPE     INTERNATIONAL       ELIMINATION     CONSOLIDATED
                                             ------------------------------------------------------------------------------

Revenues from
   unaffiliated customers                         $123,801    $39,412            $12,301         $   (424)        $175,090
Revenues from inter-company
   sales                                            30,575        690              1,675          (32,940)              --
                                             ------------------------------------------------------------------------------
Total revenues                                    $154,376    $40,102            $13,976         $(33,364)        $175,090
                                             ==============================================================================

  Loss before income tax                          $(42,808)   $  (582)           $  (656)        $   (942)        $(44,988)
                                             ==============================================================================


             SIX MONTHS ENDING                  UNITED                     OTHER          ADJUSTMENT &
            SEPTEMBER 30, 1999                  STATES      EUROPE     INTERNATIONAL       ELIMINATION     CONSOLIDATED
                                             ------------------------------------------------------------------------------

Revenues from
   unaffiliated customers                         $132,446    $39,658            $12,016         $      --        $184,120
Revenues from inter-company
   sales                                            22,142        328              1,986          (24,456)              --
                                             ------------------------------------------------------------------------------
Total revenues                                    $154,588    $39,986            $14,002         $(24,456)        $184,120
                                             ==============================================================================

(Loss) income before
  income tax                                      $ (1,980)   $ 3,305            $ 1,933         $ (2,983)        $    275
                                             ==============================================================================




14.      RECLASSIFICATION

Certain items in the fiscal 2000 consolidated financial statements and notes thereto have been reclassified to conform to the fiscal 2001 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IN ADDITION TO DISCUSSING AND ANALYZING THE COMPANY'S RECENT HISTORICAL FINANCIAL RESULTS AND CONDITION, THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES STATEMENTS REGARDING CERTAIN TRENDS OR OTHER FORWARD-LOOKING INFORMATION CONCERNING THE PENDING ACQUISITION OF THE COMPANY BY SYMBOL TECHNOLOGIES, INC., THE COMPANY'S ANTICIPATED REVENUES, COSTS, FINANCIAL RESOURCES OR OTHERWISE AFFECTING OR RELATING TO THE COMPANY WHICH ARE INTENDED TO QUALIFY FOR THE PROTECTIONS AFFORDED "FORWARD-LOOKING STATEMENTS" UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, PUBLIC LAW 104-67. THE FORWARD-LOOKING STATEMENTS MADE HEREIN AND ELSEWHERE IN THIS FORM 10-Q ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS OR OTHER EVENTS PERTAINING TO THE COMPANY TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. THE SUMMARY OF CERTAIN OF THE RISKS AND OTHER IMPORTANT FACTORS WHICH MAY AFFECT SYMBOL'S PROPOSED ACQUISITION OF THE COMPANY AND THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL AND OTHER CONDITION UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" BELOW SHOULD BE READ IN CONJUNCTION WITH THE MORE COMPLETE DISCUSSION OF THOSE AND OTHER RISKS AND IMPORTANT FACTORS AFFECTING THE BUSINESS, OPERATING RESULTS AND CONDITION OF THE COMPANY UNDER "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - FACTORS THAT MAY AFFECT FUTURE RESULTS", AND OTHER CAUTIONARY STATEMENTS APPEARING UNDER "ITEM 1. BUSINESS" AND ELSEWHERE, IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K, FOR THE FISCAL YEAR ENDED MARCH 31, 2000.


Overview

During the second quarter ended September 30, 2000 the Company entered into an Agreement and Plan of Merger pursuant to which Symbol Technologies, Inc. ("Symbol") agreed to acquire the Company in a stock-for-stock merger. Consummation of the proposed merger is subject to approval by the Company's stockholders and customary closing conditions. The Special Meeting of Company's Stockholders to consider the merger is scheduled to be held November 28, 2000. Provided stockholder approval is obtained at this meeting, the closing of the merger is anticipated to occur on November 30, 2000.

With respect to its operations, the Company recorded a net loss of $19.5 million or $1.11 per common share (diluted) and a net loss of $29.7 million or $1.69 per common share (diluted) for the second quarter and first half of fiscal 2001. In comparison, the Company recorded net income of $15.0 million or $.92 per common share (diluted) and a net loss of $1.7 million or $.11 per common share (diluted) for the second quarter and first half of fiscal 2000. The net income for the second quarter of fiscal 2000 was primarily the result of a non-operating gain recorded related to the sale of voting common stock in the Company's Aironet subsidiary of $32.2 million. The Company also recorded a loss from operations of $27.8 and $42.1 million during the second quarter and first half of fiscal 2001, respectively, compared to a loss from operations of $13.6 million and $25.8 million incurred during the same periods last year, respectively. Consolidated revenues decreased $6.8 million or 7% and $9.0 million or 5% for the second quarter and first half of fiscal 2001, respectively, compared to the same periods in fiscal 2000. The Company's consolidated gross margin percentage decreased to 19% and 25% for the second quarter and first half of fiscal 2001, respectively, compared to 28% for both of the same periods in fiscal 2000. Operating expenses increased $4.4 million or 11% and $8.4 or 11% for the three and six-month periods ended September 30, 2000, respectively. These increases resulted primarily from increased provisions for doubtful accounts, provisions for contingent liabilities related to customer sales contracts and increased salary and contract labor expenses related to the transition of the Company's workforce to its new corporate headquarters in Cincinnati, Ohio and operations in Houston, Texas, during fiscal 2001. Additionally, merger transaction costs incurred during the second quarter of fiscal 2001 related to the anticipated merger of the Company with Symbol increased the Company's operating expenses compared to the same period of fiscal 2000. The fiscal 2001 results include a tax benefit of $10.0 million and $15.3 million for the second quarter and first half of fiscal 2001, respectively. Recognizing this tax benefit results from the Company's assessment that such benefits arising from net operating losses will be benefited in future periods.

The Company experienced significant cash flows used by operating activities of $37.9 million during the first half of fiscal 2001. This compared to cash used by operating activities of $5.5 million during the first half of fiscal 2000. The significant increase in cash flows used by operating activities resulted primarily from increasing operating losses and higher levels of accounts receivable. During the quarter ended September 30, 2000, the Company borrowed a net $19.0 million of short-term debt. These borrowings were undertaken to satisfy operating cash requirements.

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


Factors That May Affect Future Results

The terms and conditions of, and the risks and other important factors relating to, the proposed acquisition of the Company by Symbol, as well as the Special Meeting of Stockholders to be held for the approval thereof, are described and discussed in detail in the proxy statement/prospectus concerning the transaction that has been filed with the Securities and Exchange Commission and mailed to stockholders. The proxy statement/prospectus contains important information that Telxon shareholders should consider before making any decision regarding the proposed transaction. Stockholders can obtain the proxy statement/prospectus, as well as other information about Symbol and Telxon, without charge, at the SEC's Internet site (http://www.sec.gov). Copies of the proxy statement/prospectus and the SEC filings that are incorporated by reference in the proxy statement/prospectus can be obtained, without charge, from Symbol and Telxon.

In addition, the Company's business, operating results and financial and other condition may be affected by a number of risks and other important factors, including, without limitation, the following, some of which are inherently difficult to identify and predict and/or are beyond the Company's control: general and industry-specific economic conditions; the identification and implementation of appropriate cost reduction, efficiency and other operating improvement strategies; the continued adequacy of the Company's internal and external sources of working capital; sales and manufacturing cycles from quarter to quarter and within each quarter; serving markets characterized by increasingly rapid technological change and associated changes in market demand, product obsolescence and price erosion; intense competition; the Company's ability to gain and maintain market acceptance of its products; the levels of customer demand for the Company's products and customers' commitments of resources to information technology investments; the performance of Company products and services to customer specifications and requirements; concentration of revenues in the retail industry and possible decreases in their purchases from the Company in response to any downturn in general economic prospects or conditions to the extent that reduced levels of new store openings are not offset by their investment in the Company's systems to improve the efficiency of existing stores; ability to penetrate and expand revenues in new and existing markets; currency exchange rates and other risks associated with foreign sales and operations; timely and efficient enhancement of appropriate product offerings through internal development and acquisition of, or investment in, new businesses and technologies; dependence on, and freedom from infringement of, technologies and other proprietary rights of, or by, third parties; government regulation of radio and other products, and product health and safety concerns; dependence on sole source, or a limited number of, suppliers; and attracting and retaining qualified employees. In addition to being subject to the foregoing factors and other cautionary statements elsewhere in this Form 10-Q, the Company's conduct of its business, and the results and condition thereof, is also subject to the possible adverse effects of certain pending litigation and other contingencies discussed in Note 11 - Litigation and Contingencies to the accompanying condensed consolidated financial statements included in Item 1 above. The financial results of the Company historically have not been materially adversely impacted as a result of inflation. However, there can be no assurance that inflation will not have a material adverse impact in the future.


RESULTS OF OPERATIONS

Revenues
(In thousands)
                                                    Three Months
                                                  Ended September 30,         (Decrease) Increase
                                         --------------------------    --------------------------------
                                            2000           1999           Dollar        Percentage
                                         ----------    ------------    -----------     ----------------

Product, net                             $ 68,066      $ 76,621        $  (8,555)      (11.2)%
Customer service, net                      21,425        19,674            1,751         8.9 %
                                         ----------    ------------    -----------
     Total net revenues                  $ 89,491      $ 96,295        $  (6,804)       (7.1)%
                                         ==========    ============    ===========

Revenues
(In thousands)
                                                Six Months
                                             Ended September 30,           (Decrease) Increase
                                         -------------------------     ------------------------------
                                             2000            1999          Dollar         Percentage
                                         ---------     -----------     ------------     -------------

Product, net                             $133,598      $144,536        $ (10,938)       (7.6)%
Customer service, net                      41,492        39,584            1,908         4.8 %
                                         ---------     -----------     ------------
     Total net revenues                  $175,090      $184,120        $  (9,030)       (4.9)%
                                         =========     ===========     ============



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

Consolidated product revenues decreased as compared to prior year levels but increased by 4% as compared to those levels experienced in the first quarter of fiscal 2001. Current demand for the Company's products as measured by product shipments, improved as compared with fiscal 2000, particularly in the Company's North American operations despite the aging of the Company's products. Revenues from the Company's pen-based products and newly introduced products remained a minor percentage of total revenues. However, the decrease in the overall product revenues for fiscal 2001 as compared with fiscal 2000 was primarily caused by the recording of reserves and revenue adjustments positively impacting prior year results and negatively impacting fiscal 2001 results as described below. Consolidated product revenues were negatively impacted by adjustments to revenues for the second quarter and first half of fiscal 2001 to reflect sales concessions granted on trade-in products related to a major domestic retailer of $3.2 million and $5.3 million, respectively. Additionally, the recording of a $3.5 million contingency related to a customer sales contract also negatively impacted consolidated product revenues. This adjustment has been recorded as a reduction to revenue. Consolidated product revenues for the second quarter of fiscal 2000 included $13.0 million of revenue related to transactions previously deferred pending customer acceptance of such goods. Deferrals of product revenues or the recognition of previously deferred product revenues did not materially impact fiscal 2001 consolidated product revenues. Product revenues for the second quarter of fiscal 2001 and fiscal 2000 included revenues of $12.5 million and $14.5 million, respectively, related to the rollout of Company products to a large domestic retailer. Revenues related to this one customer accounted for 18% and 19% of the Company's consolidated product revenues for the second quarter of fiscal 2001 and fiscal 2000, respectively. For the second quarter and first half of fiscal 2001, the volume of revenues from the Company's Value-Added Distributor ("VAD") channel increased approximately $.8 million and $4.9 million as compared to the same periods in fiscal 2000. Although the level of revenues from the VAD channel increased over the same periods in fiscal 2000, these levels remain significantly less than the Company's historical experience as the Company's management continues to emphasize the direct sales channel. Revenues related to VADs continue to represent less than 10% of product revenues.

Consolidated customer service revenues increased as the result of increased maintenance contract activity in the Company's North American operations. Maintenance contract revenues increased $1.9 million or 8% for the first half of fiscal 2001 as compared to the first half of fiscal 2000. "Time and material" billings also increased by $.8 million due to the absence of start-up issues with the Company's new information system and customer demand for these services. Offsetting these increases were lower spare parts and upgrade revenues of $.8 million.

Revenues from the Company's international operations (including Canada) increased $.5 million or 1% and $3.5 million or 13% during the second quarter and first half of fiscal 2001 compared to the same periods in fiscal 2000, respectively. The increase in the Company's international revenues was primarily the result of increased revenues from shipments of the Company's product to locations of a major U.S. based retailer in the United Kingdom. Revenues in the United Kingdom increased $1.8 million or 24% and $3.0 million or 21% for the second quarter and first half of fiscal 2001 as compared to the some periods in fiscal 2000, respectively. Additionally, shipments to the Company's international distributors increased by $.8 million or 25% and $.6 million or 6% for the second quarter and first half of fiscal 2001 as compared to the some periods in fiscal 2000, respectively. These increases were partially offset in the first half of fiscal 2001 by relatively lower revenues during the first quarter of the fiscal year. The results of the Company's international operations were negatively impacted by changes in foreign currency exchange rates relative to the U.S. dollar. The weakness of the local currencies in the Company's European subsidiaries lowered the translated U.S. dollar revenues by approximately $2.2 million for the first half of fiscal year 2001.

The Company's reserve for sales returns and allowances increased from a balance at March 31, 2000 of $5.3 million to $6.7 million at September 30, 2000. During the second quarter and first half of fiscal 2001, the Company issued $5.5 million and $10.3 million of credits for sales returns and allowances. The total negative impact to revenues from these credits issued and the increase in the reserve for sales returns and allowances was $11.7 million, during the second quarter of fiscal 2001. This increase was caused by greater average outstanding accounts receivable and an increased average rate of return from 5% to 6% related to the Company's direct sales channel.

At September 30, 2000, the Company had $4.1 million of accounts receivable outstanding from VADs and a reserve of $2.6 million against those accounts. This compares with $4.2 million of accounts receivable from VADs outstanding at March 31, 2000 and reserves against those accounts of $2.4 million. Net revenues in the VAD sales channel were $3.2 million and $8.1 million for the second quarter and the first half of fiscal 2001. This compares with net revenues for the second quarter and first half of fiscal 2000 of $5.0 million and $5.6 million, respectively. The primary reasons for the increase in the VAD revenues for the first half of fiscal 2001 was due to a decrease of $4.2 million in the amount of credits issued during the first half of fiscal 2001. The majority of the decrease in credits issued occurred during the first quarter of fiscal 2001. The sales returns and allowances experience rate decreased to 20% at September 30, 2000 as compared to 36% at March 31, 2000.


Cost of Revenues
(In thousands)
                                                        Three months
                                                      ended September 30,                            Increase
                                              -------------------------------------    --------------------------------------
                                                      2000                1999                 Dollar             Percentage
                                              ---------------    ------------------    -----------------     ----------------

Product                                              $59,259               $57,428               $1,831                 3.2%
Customer service                                      13,338                12,078                1,260                10.4%
                                              ---------------    ------------------    -----------------
     Total cost of revenues                          $72,597               $69,506               $3,091                 4.4%
                                              ===============    ==================    =================

Cost of product revenues as
  percentage of product
  revenues, net                                        87.1%                 75.0%

Cost of customer service
  revenues as a percentage
  of customer service
  revenues, net                                        62.3%                 61.4%


Cost of Revenues
(In thousands)

                                                           Six months
                                                      ended September 30,                       Increase (Decrease)
                                              -------------------------------------    --------------------------------------
                                                       2000                1999                 Dollar             Percentage
                                              ---------------    ------------------    -----------------     ----------------

Product                                             $106,219              $108,297             $(2,078)               (1.9)%
Customer service                                      25,270                24,289                 981                 4.0 %
                                              ---------------    ------------------    -----------------
     Total cost of revenues                         $131,489              $132,586             $(1,097)               (0.1)%
                                              ===============    ==================    =================

Cost of product revenues as
  percentage of product
  revenues, net                                        79.5%                 74.9%

Cost of customer service
  revenues as a percentage
  of customer service
  revenues, net                                        61.0%                 61.4%

The increase in the consolidated cost of product revenues as a percentage of consolidated product revenues was primarily the result of the negative gross margin impact of revenues related to a loss contract with a large domestic retail customer. Since the loss on this contract was recognized for financial reporting purposes during the fourth quarter of fiscal 2000, all subsequent shipments of product under the contract have no gross margin contribution. During the second quarter and first half of fiscal 2001 the Company shipped $8.4 million and $17.7 million, respectively. This activity caused a loss of normalized gross margin for this customer of $2.5 million and $5.3 million for the second quarter and first half of fiscal 2001, as compared to fiscal 2000, respectively. In addition to the revenues noted above with no gross margin, the Company also reserved $3.5 million during the second quarter of fiscal 2001 for a contingency related to a customer sales contract. This charge to consolidated product revenues decreased gross margins for both the second quarter and first half of fiscal 2001 by that same amount since there was no related cost recovery recorded for the subject property. The Company also increased the provisions for excess and obsolete inventories and the net realizable value of inventories by approximately $9.0 million for both the second quarter and first half of fiscal 2001 as compared to the same periods in fiscal 2000, respectively. These increased provisions are primarily the result of excess supplies of manufacturing purchased component inventories as compared to historical and forecasted usage and a loss recorded for inventory purchased under a purchase commitment with a major purchased component vendor. The Company had estimated, based upon recent sales activity for the product and market information available from independent sources, that the net realizable value of such inventory was substantially less than its purchased cost. Also decreasing the Company's consolidated gross margins was lower gross margins in the Company's international operations of $1.5 million for both the second quarter and the first half of fiscal 2001 as compared to the same periods in fiscal 2000. The lower gross margins were primarily caused by low margin product revenues related to shipments of the Company's product to locations of a major U.S. retailer in the United Kingdom. The Company's non-standard manufacturing costs also increased by $1.0 million and $1.8 million for the second quarter and first half of fiscal 2001 as compared to the same periods in fiscal 2000, respectively. The primary reasons for these increases were increased freight costs, shipments of test equipment and allocated overhead costs. Further contributing to the lower gross margins was decreased gross profit contribution in the Company's professional services operations of $.4 million for the second quarter and first half of fiscal 2001. This decrease was due to low revenue volumes in that product offering and the maintenance of fixed costs within the Company's professional services cost structure.

The decreases to the product costs noted above were partially offset by the following. Manufacturing overhead expenses were more fully absorbed by manufacturing activity by $4.7 million and $8.6 million for the second quarter and first half of fiscal 2001 as compared to the same periods in fiscal 2000, respectively. The Company's close matching of expected and actual production volumes and manufacturing efficiencies caused the reduced undersabsorbed overhead costs as compared to fiscal 2000. Also contributing to the increased gross margin was the release of estimated royalties of $1.6 million and $2.4 million for the second quarter and first half of fiscal 2001 as compared to fiscal 2000. The amount accrued for contingencies was reduced as the result of an unanticipated settlement of disputed royalties with a major vendor and licensor of key product technology. In addition to the reduction in these royalties, the Company benefited from the fully paid-up royalty related to Aironet of $1.3 million and $1.6 million for the second quarter and first half of fiscal 2001 as compared to the same periods in fiscal 2000. The royalties due on the sale of Aironet products became fully paid late in fiscal 2000 with the purchase of Aironet by Cisco Systems, Inc. Product gross margins were further enhanced by reduced costs for purchase price variance, non-conformance costs, software amortization and miscellaneous product costs aggregating $2.0 million and $2.5 million for the second quarter and first half of fiscal 2001 as compared to the same periods in fiscal 2000, respectively.

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

At September 30, 2000, the inventory allowance accounts totaled $31.2 million and were composed of manufacturing purchased components of $21.3 million, customer service spare parts and used equipment of $8.0 million and international finished goods of $1.9 million. These amounts compare to March 31, 2000 inventory allowance accounts that totaled $40.5 million and were composed of manufacturing purchased components of $30.5 million, customer service spare parts and used equipment of $8.1 million and international finished goods of $1.9 million. Inventory allowance provisions for the quarter totaled $5.8 million. Inventory provisions for the second quarter of fiscal 2001 were composed of manufacturing purchased components of $4.7 million, customer service spare parts and used equipment of $1.0 million and international finished goods of $.1 million. Inventory provisions aggregating $7.7 million for the first half of fiscal 2001 were composed of manufacturing purchased components of $6.2 million, customer service spare parts and used equipment of $1.1 million and international finished goods of $.4 million. During the first quarter of fiscal 2001, a $7.8 million reduction in the gross inventory value of trade-in product reduced the inventory allowance accounts. Since both the gross inventory value and the decrease to the reserve were for the same amount, there was no impact on net inventories.

Management disposes of excess and obsolete inventory as necessary and as manpower permits. During the first half of fiscal 2001, the Company disposed of $9.2 million of excess and obsolete material. Of this amount $7.6 million related to manufacturing purchased components, $1.3 million related to the Company's customer service inventories and $.3 million related to the Company's international operations.

In addition to the inventory allowance accounts, the Company has recorded accrued liabilities totaling $2.1 million for purchase commitments to an outside vendor for purchased components whose net realizable value is below historical purchased cost. This accrual was adjusted $.6 million during the first quarter of fiscal 2001 to reflect changes in the estimated net realizable value of the underlying inventory.

At September 30, 2000, the Company had approximately $7.5 million of finished goods inventory held at distributors and customers and approximately $2.2 million of manufacturing purchased components at contract manufacturers. At March 31, 2000, the Company had approximately $6.2 million of finished goods inventory held at distributors and customers and approximately $10.1 million of manufacturing purchased components at contract manufacturers. The increase in the amount of finished goods held at distributors and customers was the result of the shipment of product to a major domestic retail customer prior to the recognition of revenue of $1.3 million and the increase in the inventory recovery related to sales returns reserved for in the allowance for sales returns and allowances. The decrease in the amount of inventory held by contract manufacturers was due to timing of product builds of subcomponents of the Company's products as compared to the timing of customer demands.

The Company accrues fees due its VADs for the distribution services and technical support provided to end users as well as cooperative advertising costs. These fees are generally based upon the sales value of the goods to the end user. During both the second quarter and first half of fiscal 2001, the Company incurred $.2 million of these fees as VAD activity continues at relatively low levels.

The decrease in the customer service cost of revenues as a percentage of customer service revenues during the first half of fiscal 2001 as compared to the first half of fiscal 2000 was primarily caused by the leveraging of fixed costs over an increased revenue base, cost containment efforts and cost benefits derived from the Company's service repair operations in Juarez, Mexico.

Due to the weaknesses of local currencies, particularly European, where the Company's international subsidiaries operate, consolidated gross margin was negatively impacted by approximately $.5 million during the second quarter of fiscal 2001.


Operating Expenses
(In thousands)

                                                          Three Months
                                                      Ended September 30,                            Increase
                                              -------------------------------------    --------------------------------------
                                                   2000                1999                 Dollar             Percentage
                                              ---------------    ------------------    -----------------     ----------------

Selling expenses                                     $19,537               $18,235         $ 1,302                  7.1%
Product development and
  engineering expenses                                 6,370                 5,992             378                  6.3%
General and administrative
  expenses                                            17,172                16,114           1,058                  6.6%
Merger transaction costs                               1,622                     -           1,622                  N.M
                                              ---------------    ------------------    -----------------
Total operating expenses                             $44,701               $40,341         $ 4,360                 10.8%
                                              ===============    ==================    =================


Operating Expenses
(In thousands)
                                                           Six Months
                                                      Ended September 30,                       Increase (Decrease)
                                              -------------------------------------    --------------------------------------
                                                   2000                1999                 Dollar             Percentage
                                              ---------------    ------------------    -----------------     ----------------

Selling expenses                                     $38,297               $36,842          $1,455                   3.9 %
Product development and
  engineering expenses                                12,631                13,142            (511)                 (3.9)%
General and administrative
  expenses                                            33,177                27,356           5,821                  21.3 %
Merger transaction costs                               1,622                     -           1,622                  N.M.
                                              ---------------    ------------------    -----------------
Total operating expenses                             $85,727               $77,340          $8,387                  10.8 %
                                              ===============    ==================    =================


Consolidated selling expenses as a percentage of revenues increased to 22% during both the second quarter and first half of fiscal 2001, respectively, compared to 19% and 20% for these same periods last year, respectively. During the second quarter and first half of fiscal 2001, the Company experienced an increase in expense related to sales and marketing demonstration equipment sent to the Company's direct sales force of $1.3 and $2.0 million, respectively, coinciding with the introduction of new products and product enhancements. These increases were offset by a decrease in expenses related to international sales administration and management of $1.0 and $1.8 million for these same periods, respectively. This decrease was primarily the result of the absence of severance expense in the Company's international operations. The related personnel were terminated in fiscal 2000, which resulted in greater severance expense of $1.2 million during the second quarter and first half of fiscal 2000 compared to the same periods in fiscal 2001.

The Company's allowance for doubtful accounts increased from a balance of $7.1 million at March 31, 2000 to a balance of $10.4 million at September 30, 2000. The Company provided for $2.2 and $3.3 million of bad debts for the second quarter and first half of fiscal 2001, respectively, and bad debt write-offs totaled $.1 million for both of these same periods. This consolidated provision increased by $2.0 million compared to both the second quarter and first half of fiscal 2000.

The Company incurred severance charges of $.1 and $.3 million during the second quarter and first half of fiscal 2001 related it its' marketing and sales departments. This amount was more than offset by $.3 and $.7 million in severance payments paid recently terminated sales and marketing personnel.

Consolidated product development and engineering expenses as a percentage of total revenues increased to 7% for the second quarter of fiscal 2001 from 6% in the second quarter of fiscal 2000. Consolidated product development and engineering expenses, as a percentage of total revenues remained consistent at 7% for both the first half of fiscal 2001 and 2000. The increase in consolidated product development and engineering expenses for the second quarter and first half of fiscal 2001 resulted primarily from an increase in goodwill amortization of $1.2 and $2.5 million, respectively, compared to the same periods last year. This increased amortization was related to the repurchase of minority shares in the Company's Metanetics subsidiary, which occurred in the fourth quarter of fiscal 2000. Also contributing to the increase was $.1 and $.5 million of additional net software expense incurred during the second quarter and first half of fiscal 2001, respectively, due to the reduction in the amount of software costs capitalized as current year activities did not meet the criteria for capitalization under Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). This increase was partially offset by a decrease in the use of outside design services for the development the Company's products for these same periods of $.9 and $2.3 million, respectively. Engineering expenses at the Company's Metanetics subsidiary also decreased $.3 million for the quarter and first half of fiscal 2001, respectively.

During the second quarter and first half of fiscal 2001, the Company capitalized internal software development costs in accordance with the requirements of SFAS 86 aggregating $.2 and $1.0 million, respectively, offset by amortization of $1.0 and $2.0 million on previously unamortized software.

Consolidated general and administrative expenses as a percentage of revenues were 19% for the second quarter of fiscal 2001 as compared to 17% the second quarter of fiscal 2000. Consolidated general and administrative expenses as a percentage of revenues were 19% and 15% for the first half and second quarter of fiscal 2001 as compared to the first half of fiscal 2000.

The increase in general and administrative expenses for second quarter of fiscal 2001 as compared with the same period in fiscal 2000 was primarily due to the following. A provision for a litigation matter concerning a customer sales contract was made for $1.5 million in accordance with the requirements of Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies" ("SFAS 5"). Incentive employee compensation of $1.0 million was accrued based upon the Company's Fiscal 2001 Incentive Compensation Plan as approved by the Company's Board of Directors, during the fiscal 2001 planning process. Also, an additional provision of $.5 million was made for lease abandonment costs related to the Company's former headquarters located in Akron, Ohio as facts and circumstances changed regarding potential subleasing transactions. Additionally, a severance charge of $.3 million was recorded for the termination of one employee in the Company's international administrative operations. These increases to general and administrative expenses were partially offset by foreign exchange gains of $.8 million resulting from the weakness of the European currencies relative to the U.S. dollar.

The increase in general and administrative expenses for the first half of fiscal 2001 as compared with the same period in fiscal 2000 was primarily due to the following. The Company incurred additional administrative costs related to the transition of the Company's corporate headquarters to Cincinnati, Ohio and the transition of the Company's administrative operations to Houston, Texas. These costs included provisions for stay on bonuses aggregating $.9 million and $1.8 million in contract labor costs related to the aforementioned transition of the Company's data center to Houston, Texas. Also, provisions of $1.5 million were recorded for lease abandonment and duplicate facility costs related to the Company's former headquarters located in Akron, Ohio as facts and circumstances changed regarding potential subleasing transactions. The Company also experienced increased depreciation of $.8 million in the first half of fiscal 2001 as compared to the same period in fiscal 2000 primarily as the result of increased amortization of its corporate information system, which was not fully placed in service, and therefore not amortized until the second quarter of fiscal 2000. A provision for a litigation matter concerning a customer sales contract was made for $1.5 million in accordance with the requirements of SFAS No. 5 and the $1.0 million incentive employee compensation, as noted above. Legal and accounting expenses increased $.4 million due to increased activity related to litigation matters and the ongoing investigation of the Company by the Securities and Exchange Commission. Additionally, as noted above, during the first half of fiscal 2001 a severance charge of $.3 million was recorded for the termination of one employee in the Company's international operations. Offsetting these increases in general and administrative expenses were the following. General and administrative expenses were reduced due to the discontinuance of Company's former corporate jet operations of $.5 million. Contract labor costs related to the Company's corporate information systems decreased $1.3 million, reflecting the completion of implementation phases, including greater training and data conversion activity, during the first half of fiscal 2000. Foreign currency transaction gains of $.5 million also contributed to the offsetting decreases to general and administrative expenses.

The Company incurred $1.6 million of direct merger related expenses during the second quarter of fiscal 2001. These costs consisted of professional fees for investment banking, legal and accounting services and were expensed as incurred.

The Company's domestic accrual for severance costs decreased from a balance of $3.5 million at March 31, 2000 to a balance of $2.1 million at September 30, 2000. This decrease was caused by severance charges of $1.6 million during the first half of fiscal 2001, which were more than offset by severance payments of $2.9 million to terminated employees. A total of 15 employees were terminated during the first half of fiscal 2001 and 76 employees were notified of the Company's plans to move certain customer service repair operations from Houston, Texas to Juarez, Mexico. The Company accrued $.3 million in stay on bonuses earned by effected employees during the second quarter of fiscal 2001 and this amount is included in the amounts noted above. These stay-on bonuses are accrued ratably over the contractual employee stay-on period. The areas of the Company affected were domestic sales operations, domestic product development, manufacturing and customer service operations and corporate administration. There have been no material changes to the amounts accrued at March 31, 2000. In addition to the domestic severance activity, 1 employee was terminated in the Company's international administrative operations during the second quarter of fiscal 2001. The severance recorded related to this employee was $.3 million.


Interest Income/(Expense)
(In thousands)

                                  Three Months
                                Ended September 30,        (Decrease) Increase
                              ----------------------      ----------------------
                                2000         1999          Dollar    Percentage
                              --------      --------      --------

Interest income               $     39      $    159      $   (120)     (75.5)%
Interest expense                (1,755)       (3,559)        1,804       50.7 %
Gain on sale of
   subsidiary stock               --          32,167       (32,167)     N.M.
Other non-operating
   (expense) income                (24)          483          (507)     N.M.
                              --------      --------      --------
Total interest expense
  and other non-operating
   (expense)income, net       $ (1,740)     $ 29,250      $(30,990)     N.M.
                              ========      ========      ========
                                   Six Months
                                Ended September 30,        Increase (Decrease)
                              ----------------------      ----------------------
                                2000          1999         Dollar    Percentage
                              --------      --------      --------

Interest income               $    470      $    415      $     55      13.3 %
Interest expense                (3,424)       (6,801)        3,377      49.7 %
Gain on sale of
   subsidiary stock               --          32,167       (32,167)     N.M.
Other non-operating income          92           300          (208)    (69.3)%
                              --------      --------      --------
Total interest expense
  and other non-operating
   income, net                $ (2,862)     $ 26,081      $(28,943)     N.M.
                              ========      ========      ========

Net interest expense decreased during the second quarter and first half of fiscal 2001 compared to the second quarter and first half of fiscal 2000, due to the extinguishment in the fourth quarter of fiscal 2000 of the Company's credit facilities. Amounts outstanding under the Company's lines of credit were $19.0 million as of September 30, 2000 and the Company incurred a weighted-average interest rate of 6.93% on this amount. Amounts outstanding under the Company's credit facilities were $53.1 million as of September 30, 1999 and the Company incurred a weighted-average rate of 9.81% on this amount. The Company's interest expense for the second quarter and first half of fiscal 2001 consists primarily of interest on the $106.9 million of convertible subordinated debentures recorded on the accompanying consolidated balance sheets.

During the first quarter of fiscal 2000, the Company recorded $1.3 million of non-operating expense related to the reduction in carrying value on an investment in non-marketable securities. The Company's estimate of the reduction was based upon the market value of subsequent equity transactions of the investee with third parties. The investment is composed of stock in a development-stage company that purchased the Company's Virtual Vision subsidiary.

During the first quarter of fiscal 2000, the Company sold an investment in marketable securities of another development stage technology Company for cash proceeds of $1.5 million. As this investment was previously non-marketable, its carrying value was based upon the cost basis and was $.7 million. The Company therefore, recorded a pre-tax gain of $.8 million. During the second quarter of fiscal 2000, the Company entered into a set of transactions whereby the Company purchased and leased-back, and resold its corporate jet to a third party. As a result of these transactions, the Company retained net cash proceeds of $.3 million. This was recorded as a non-operating gain.

During the second quarter of fiscal 2000, Aironet and the Company sold 6,846,800 shares of Aironet's voting common stock in an initial public offering on the Nasdaq National Market at a price of $11.00 per share. Of the total number of shares offered, Aironet sold 4,564,562 shares, and the Company sold 2,282,238 shares. The aggregate proceeds, net of underwriting discounts and commissions, were $47.4 million to Aironet and $23.3 million to Telxon. Subsequent to this transaction, the Company's remaining interest in Aironet was approximately 35%. As a result of this transaction, the Company recorded a non-operating gain of approximately $32.2 million, net of additional transaction costs of $1.5 million. Also as a result of this transaction, the Company ceased consolidation of Aironet effective April 1, 1999. The Company accounts for its investment under the equity method of accounting. Investment income of $.4 million and $.7 million was recorded for the Company's interest in the earnings of Aironet for the second quarter and first half of fiscal 2000.


Income Taxes
(In thousands)

                                                     Three months
                                                   ended September 30,                              Decrease
                                         ----------------------------------------    ----------------------------------------
                                               2000                  1999                 Dollar              Percentage
                                         ------------------    ------------------    ------------------    ------------------

(Benefit)provision for
   income taxes                           $ (10,046)            $   738              $  (10,784)                  N.M


                                                      Six months
                                                   ended September 30,                              Decrease
                                         ----------------------------------------    ----------------------------------------
                                               2000                  1999                 Dollar              Percentage
                                         ------------------    ------------------    ------------------    ------------------

(Benefit) provision for
   income taxes                           $ (15,296)            $   2,016            $  (17,312)                 N.M.


An income tax benefit of $10.0 million and $15.3 million has been recognized for financial reporting purposes for the quarter and six months ending September 30, 2000. The effective income tax rate used to calculate this benefit was calculated as a combined federal and state statutory tax rate adjusted for tax provisions on international subsidiary income. In contrast to the Company's assessment as of the end of the second quarter of fiscal 2000, the Company's current assessment is that it is more likely than not that these losses and the Company's deferred tax assets will be benefited through future taxable income or through the implementation of tax planning strategies.

The Company's consolidated tax provision of $.7 million and $2.0 million for the second quarter and first half of fiscal 2000, respectively, relate to foreign taxes on the Company's international subsidiaries. No taxes were provided for the gain in the second quarter of fiscal 2000 related to the sale of Aironet voting common stock as the Company had sufficient current year operating loss carryforwards to prevent a tax provision or liability. As of the end of the second quarter of fiscal 2000 the Company had not recognized any income tax benefits other than those utilized through the realization of gains from the sale of Aironet voting common stock based on the Company's assessment that it was more likely than not that the deferred tax assets would not be utilized through future taxable income or the implementation of tax planning strategies.

Liquidity
(In thousands)

                                                                                                    Dollar
                                                             September 30,     March 31,          (Decrease)
                                                                 2000            2000             Increase
                                                           -------------    -------------     ----------------

Cash and cash equivalents                                      $  6,027         $ 34,197         $(28,170)
Accounts and notes receivable                                    90,972           75,376           15,596
Inventories                                                      86,729           81,923            4,806
Other                                                            30,070           29,615              455
                                                           -------------    -------------     ----------------
Total current assets                                           $213,798         $221,111         $ (7,313)
                                                           =============    =============     ================

Accounts payable                                               $ 43,183         $ 30,116         $ 13,067
Notes payable                                                    19,000               --           19,000
Income taxes payable                                              1,607           11,039           (9,432)
Accrued liabilities                                              56,868           53,771            3,097
Other                                                               241              236                5
                                                           -------------    -------------     ----------------
Total current liabilities                                      $120,899         $ 95,162         $ 25,737
                                                           =============    =============     ================

Working capital (current assets
  less current liabilities)                                    $ 92,899         $125,949         $(33,050)
                                                           =============    =============     ==================

Current ratio (current assets divided
  by current liabilities)                                      1.8 to 1         2.3 to 1



The decrease in the Company's consolidated working capital at September 30, 2000, from March 31, 2000, was primarily due to decreases in cash and cash equivalents and an increase in notes payable, accounts payable and accrued liabilities offset by increases in accounts receivable and inventories and a decrease in income taxes payable.

The significant decrease of cash at September 30, 2000 was a result of the Company's management of its working capital requirements to the extent possible, with internally generated funds. The Company used cash flows of $37.9 million to support operating activities during the quarter. An additional $5.0 million of cash was utilized to support investing activities and $15.9 million was provided by financing activities. At September 30, 2000, $19.0 million was outstanding on the Company's lines of credit.

The increase in accounts payable was the result of purchases of manufacturing purchased components late in the quarter as well as the management of cash payments to vendors in order to minimize the need for the borrowing of funds to finance current operations.

The increase in the accounts receivable balance reflects a decline in cash collections within the Company's domestic and international operations for the six months ending September 30, 2000. Accordingly, consolidated days sales outstanding increased from 76 days at March 31, 2000 to 91 days at September 30, 2000. This increase in days of sales outstanding was primarily due to a large number of shipments occurring near the end of the second fiscal quarter.

The increase in the Company's inventories was primarily the result of an increased level of purchased manufacturing components of $2.8 million. This $2.8 million was composed of an $8.0 million purchase of inventory in fulfillment of contract commitments with a major vendor. A reserve of $2.8 million was immediately recorded to adjust the value of this inventory to its fair market value. Obsolescence provisions were increased $3.2 million to reflect the Company's current estimate of the value of its manufacturing component inventory. Additionally, $8.4 million of inventories, which were previously reserved for, were disposed, during the second quarter of fiscal 2001. Customer service spare parts increased $.8 compared to the fourth quarter of fiscal 2000. Customer service spare parts inventory increased primarily due to inventory stock purchased to service newer PTC models. Inventory held by customers increased $1.0 million compared to balances at March 31, 2000 since criteria required to meet the Company's revenue recognition policies were not satisfied as of September 30, 2000 on these finished goods. Consolidated inventory turns decreased to approximately 2.9 at September 30, 2000, from approximately 3.4 at March 31, 2000. This decrease in inventory turns was primarily caused by the absence of inventory valuation provisions and other cost of revenue charges that occurred during the fourth quarter of fiscal 2000.

Accrued liabilities increased primarily due to increased contingent liabilities recorded of $5.0 million related to completed customer sales contracts. Also increasing accrued liabilities is a $3.7 million increase related to obligations due a major customer for trade-in over allowances. These over-allowances equated to the amount by which the trade-in value of certain products returned by this customer, under the terms of a pre-existing contract between the customer and the Company, exceeded the estimated net realizable value of the product. These increases to accrued liabilities were offset by decreases in deferred customer service revenues and deferred product revenues of $1.5 and $.8 million, respectively, as revenue recognition criteria were ratably met during the first half of fiscal 2001 on customer service and product revenue previously deferred. Additionally, accrued payroll and other employee compensation decreased by $1.1 million at September 30, 2000 due to the timing of related payments. Accrued employee termination benefits also decreased $1.4 million as severance benefits were paid ratably over the first half of fiscal 2001.

Income taxes payable decreased by $9.4 million primarily due to a tax benefit of $12.8 million that was recognized during the first half of fiscal 2001. Also contributing to the decrease was a $1.3 million tax payment related to revenue earned in a prior period.

Cash Flows from Operating Activities
(In thousands)

                                                                                  Six months                    (Decrease)
                                                                               Ended September 30,               Increase
                                                                  ---------------------------------------        In Cash
                                                                           2000                1999            Flow Impact
                                                                  -------------------  ------------------ ------------------

Net loss                                                                    $(29,692)           $ (1,741)         $ (27,951)
Depreciation and amortization                                                 13,446              12,231              1,215
Amortization of restricted stock awards, net                                      59                 176               (117)
Provision for doubtful accounts                                                3,329               1,256              2,073
Provision for sales returns and allowances                                    11,749               5,234              6,515
Provision for inventory obsolescence                                           8,366               3,616              4,750
Deferred income taxes payable                                                 (7,408)               (189)            (7,219)
Gain on sale of subsidiary                                                         -             (32,167)            32,167
Gain on sale of non-marketable investment                                                           (761)               761
Equity loss in affiliate                                                           -                (702)               702
Loss (gain)on disposal of property
     and equipment                                                               297                (107)               404
Loss on carrying value of non-marketable
    investment                                                                     -               1,283             (1,283)
Impairment charge                                                                  -                 381               (381)
Changes in operating assets and liabilities:
   Accounts and notes receivable                                             (30,927)              1,510            (32,437)
   Amounts due to and from affiliate                                               -               3,171             (3,171)
   Inventories                                                               (13,034)             19,245            (32,279)
   Prepaid expenses and other current assets                                    (402)              1,607             (2,009)
   Intangibles and other assets                                                   88                (180)               268
   Accounts payable and accrued liabilities                                   15,650             (20,022)            35,672
   Income taxes payable                                                       (9,432)              1,738            (11,170)
   Other long-term liabilities                                                   (32)             (1,048)             1,016
                                                                  -------------------  ------------------ ------------------
Net cash used in operating activities                                       $(37,943)            $(5,469)          $(32,474)
                                                                  ===================  ================== ==================


The significant increase in cash flows used in the Company's consolidated operating activities for the first half of fiscal 2001 from comparable fiscal 2000 levels was primarily due to the negative cash flow impacts of increased accounts receivable and inventories and decreased income taxes payable. Additionally, the Company's increased net loss for the first half of fiscal 2001 compared to the same period last year also contributed to the significant increase in cash used in operating activities. These negative cash flow impacts were partially offset by the positive cash flow impact resulting from an increase in accounts payable.

Cash Flows from Investing Activities
(In thousands)

                                                                                Six months                    Increase
                                                                           Ended September 30,               (Decrease)
                                                                  ---------------------------------------      In Cash
                                                                         2000                1999            Flow Impact
                                                                  -------------------  ------------------ ------------------

Additions to property and equipment                                        $ (2,541)       $(8,969)                   6,428
Software and other investments                                                 (951)        (2,027)                   1,076
Business acquisition                                                         (1,500)          --                     (1,500)
Proceeds from the sale of subsidiary
   stock, net of cash given                                                      --         17,211                  (17,211)
Proceeds from non-marketable investments                                         --          1,523                   (1,523)
Proceeds from the sale of property
   and equipment                                                                 --            261                     (261)
                                                                  -------------------  ------------------ ------------------
   Net cash (used in) provided by
     investing activities                                                  $ (4,992)     $   7,999                $ (12,991)
                                                                  ===================  ================== ==================

The decrease in cash flows provided by investing activities was primarily due to the absence during the first half of fiscal 2001 of proceeds realized from the sale of subsidiary stock as recorded during the first half of fiscal 2000. These proceeds related to the initial public offering and sale of common voting stock of the Company's former subsidiary, Aironet Wireless Communications, during the first half of fiscal 2000. A decrease in the fixed asset additions and software improvements for the first half of fiscal 2001 as compared to the first half of fiscal 2000 partially offset the decrease in cash provided by investing activities during these periods. The decrease in fixed asset additions is primarily attributable to the absence, during fiscal 2001, of capitalized project costs related to the Company's corporate-wide information systems project. A purchase instead of a sale, as occurred in fiscal 2000, of non-marketable investments also contributed to the net decrease in cash flows provided by investing activities.


Cash Flows from Financing Activities
(In thousands)

                                                                                  Six months                   Increase
                                                                               ended September 30,            (Decrease)
                                                                  ---------------------------------------      In Cash
                                                                            2000                1999         Flow Impact
                                                                  -------------------  ------------------ ---------------

Notes payable, net                                                          $ 19,000         $       --          $ 19,000
Extinguishment of former credit facility                                          --             (48,888)          48,888
Repayments on former credit facility, net                                         --             (17,179)          17,179
Borrowings on long-term provisions of
   debt facility                                                                  --              17,000          (17,000)
Borrowings on debt facility, net                                                  --              37,792          (37,792)
Principal payments on capital leases                                            (117)               (322)             205
Debt issue costs paid subsidiary                                                  --              (1,215)           1,215
Proceeds from the exercise of stock options                                      160                  --              160
Note related to purchase of stock                                             (3,141)                 --           (3,141)
                                                                  -------------------  ------------------ ---------------
   Net cash provided by (used in)
     financing activities                                                   $ 15,902         $   (12,812)        $ 28,714
                                                                  ===================  ================== ===============

The most significant factor contributing to the increase in cash provided by financing activities has been the Company's financing of the majority of its working capital requirements with the available line of credit during fiscal 2001. Conversely, during the first half of fiscal 2000, the Company repaid amounts owed and extinguished its former credit facility in order to replace it with a new credit facility. Thereafter, the new credit facility was primarily utilized to meet working capital requirements of the Company during the first half of fiscal 2000. The net effect of these repayments and borrowings was a net repayment of $11.3 million as of September 30, 1999. The combination of these borrowing and repayment activities contributed significantly to the net increase in cash provided by financing activities.

For the first half of fiscal 2001 cash flows used for financing activities consisted of a $3.1 million note to the Chief Executive Officer, John W. Paxton, the proceeds of which were utilized to refinance a bank loan he had used to purchase the common stock of the Company pursuant to his employment contract with the Company.

New Accounting Standards

On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements". This document expresses the views of the Securities and Exchange Commission in applying accounting principles generally accepted in the United States while recognizing revenue. The Company has complied with the guidance contained within this document when recognizing revenue.

On November 24, 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin 100, "Restructuring and Impairment Charges". This authoritative document expresses the views of the SEC staff regarding the accounting and disclosure of certain expenses commonly reported in connection with exit activities and business combinations. The Company has also complied with the guidance contained within this document in accounting for current exit costs.

During fiscal 1999, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 provides accounting and reporting standards for derivative instruments. This standard will require the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The Company is required to adopt the provisions of SFAS 133 during the first quarter of fiscal 2002 (as delayed by Statement of Financial Accounting Standards No. 138, "Deferral of the Effective Date of FASB Statement No. 133"). At this time management has not fully evaluated the impact that SFAS 133 will have upon its financial statements.

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

Market Risk

As discussed in Note 8 - Marketable Securities and Related Derivative, during fiscal 2000 Cisco acquired the Company's former subsidiary, Aironet Wireless Communications for shares of Cisco common stock. Subsequent to this transaction the Company held 6,366,086 shares of Cisco common stock (the Cisco share amount illustrated here and throughout the Form 10-Q, unless otherwise noted, gives effect to the two for one forward split of Cisco's common stock which became effective March 22, 2000). A portion of these shares was sold to satisfy working capital and debt obligations, during fiscal 2000. At September 30, 2000 the Company held 4,166,086 shares of Cisco. The market value of the Company's holdings of Cisco at September 30, 2000 was valued at $262.3 million. In relation to the Company's consolidated balance sheet, this is a material holding. As such, the Company is exposed to a significant degree of market risk relating to the price volatility of Cisco common stock. As discussed in Note 8 - Marketable Securities and Related Derivative, the Company has chosen to mitigate a portion of this risk by purchasing derivative collar contracts, which help to ensure that the Company's potential gain or loss is within reasonable levels. These contracts will expire on March 26, 2001. Although the counter-party to the derivative collar contract is a major financial institution the Company is exposed to market risk loss in the event of nonperformance by this financial institution. Management does monitor the credit rating of the financial institution and considers the risk of nonperformance to be remote.

Foreign Currency Risk

The financial results of the Company's foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of each year and revenues and expenses are reported at average rates of exchange. Resulting translation adjustments are reported as a component of comprehensive income.

Historically, the Company has not experienced any significant foreign currency gains or losses involving U.S. dollars and other currencies. This is primarily due to natural hedges of revenues and expenses in the functional currencies of the countries in which the subsidiaries are located which assists in managing this risk. At September 30, 2000, the Company had several forward foreign currency exchange contracts to purchase various foreign currencies aggregating $16,315 in U.S. dollars. The fair value of these instruments is not significant to the condensed consolidated financial statements of the Company.

Interest Rate Risk

The Company's convertible subordinated debentures carry fixed rates of interest and therefore do not pose interest rate risk to the Company. However, interest rate changes would effect the fair market value of the debentures. At September 30, 2000, the Company had $106.9 million of convertible subordinated debentures outstanding.

Interest rate risk does exist relative to the Company's $236.0 million and $5.0 million lines of credit due to the variable rates of interest charged on these facilities. The rates charged on these facilities are subject to adjustment by the lender and are tied to the lending institution's prime lending rate and the one-month LIBOR rate, respectively. If these rates were to change when the Company had borrowings under such facilities, the interest expense would decrease or increase accordingly. At September 30, 2000, $19,000 was outstanding under these lines of credit.

The Company monitors its interest rate risk, but does not engage in any hedging activities using derivative financial instruments to manage its interest rate risk.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 11 to the condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q for a discussion of the material pending legal proceedings to which the Company is a party, which footnote discussion is incorporated in this Part II by this reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Item 601 of Regulation S-K:

          2 Agreement and Plan of Merger, dated as of July 25, 2000, among Symbol Technologies, Inc., TX Acquisition Corporation and Registrant, incorporated herein by reference to Exhibit 2 to Registrant's Form 10-Q for the quarter ended June 30, 2000.

               2.1 First Amendment, dated as of October 25, 2000, to the Agreement and Plan of Merger included as Exhibit 2 above, among Symbol Technologies, Inc., TX Acquisition Corporation and Registrant, filed herewith.

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

               4.2.3 Amendment, dated as July 25, 2000, to the Rights Agreement included as Exhibit 4.2 above, between Registrant and Computershare Investor Services, LLC, as successor Rights Agent, incorporated herein by reference to Exhibit 4.1 to Registrant's Form 8-K dated July 25, 2000.



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

               10.1.6 1995 Employee Stock Purchase Plan of Registrant, as amended, filed herewith.

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

               10.1.13 Employment Agreement between Registrant and David M. Biggs, effective as of June 7, 1999, incorporated herein by reference to Exhinit 10.1.13 to Registrants 10-Q for the quarter ended December 31, 1999.

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

               10.1.15 Employment Agreement between Registrant and William J. Murphy, effective as of February 1, 2000, incorporated herein by reference to Exhibit 10.1.23 to Registrant's Form 10-K for the year ended March 31, 2000.

               10.1.16 Description of Key Employee Retention Program, incorporated herein by reference to Exhibit 10.1.15 to Registrant's Form 10-K for the year ended March 31, 1998.

                         10.1.16.a Form of letter agreement made with key
                                   employees selected under the retention
                                   program described in Exhibit 10.1.16 above, incorporated herein by reference to Exhibit 10.1.15.a to Registrant's Form 10-K for the year ended March 31, 1998.

               10.1.17 Employment Agreement, effective as of April 1, 1997, between Registrant and Frank E. Brick, a former executive officer, incorporated herein by reference to
                         Exhibit 10.1.9 to Registrant's Form 10-K for the year ended March 31, 1998.

               10.1.18 Amended and Restated Employment Agreement, effective as of April 1, 1997, between registrant and James G. Cleveland, a former executive officer, incorporated herein by reference to Exhibit 10.1.10 to Registrant's Form 10-K for the year ended March 31, 1998.

               10.1.19 Amended and Restated Employment Agreement, effective as of April 1, 1997, between Registrant and Danny R. Wipff, a former executive officer, incorporated herein by reference to Exhibit 10.1.14 to Registrant's Form 10-K for the year ended March 31, 1998.

               10.1.20 Letter agreement of Registrant with Robert A. Goodman, dated as of December 29, 1997 and executed and delivered January 20, 1998, for continued consulting services following certain changes in his law practice, incorporated herein by reference to Exhibit 10.1.17 to Registrant's Form 10-K for the year ended March 31, 1998.

               10.1.21 Letter agreement of Registrant with R. Dave Garwood, dated August 30, 1999, for MRP-II consulting services, incorporated herein by reference to Exhibit 1.1.20 to Registrant's Form 10-Q for the quarter ended September 30, 1999.

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

               10.2.6 Lease Agreement between the Woodlands Office Equities -'95 Limited and Registrant, effective January 20, 2000, for premises at 8701 New Trails Drive, The Woodlands, Texas, including an Expansion, Modification and Ratification thereof dated May 1, 2000, incorporated herein by reference to Exhibit 10.2.6 to Registrant's Form 10-K for the year ended March 31, 2000.

          10.3 Credit Agreements of Registrant.

               10.3.1 Credit Agreement by and among Registrant, the lenders party thereto from time to time and The Bank of New York, as letter of credit issuer, swing line lender and agent for the lenders, dated as of March 8, 1996 (refinanced and replaced as part of the Loan and Security Agreement included as Exhibit 10.3.3 below), incorporated herein by reference to Exhibit 10.3.2 to Registrant's Form 10-K for the year ended March 31, 1996.

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

               10.3.2 Business Purpose Revolving Promissory Note (Swing Line) made by Registrant in favor of Bank One, NA, dated August 4, 1998 (refinanced and replaced as part of the Loan and Security Agreement included as Exhibit 10.3.3 below), incorporated herein by reference to Exhibit
                         10.3.4 to Registrant's Form 10-Q for the quarter ended June 30, 1998.

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

               10.3.3 Loan and Security Agreement, dated as of August 26, 1999, by and between the Registrant, the Lenders party thereto, and Foothill Capital Corporation, as Agent (repaid and retired in full during March 2000 as described in the Registrant's Consolidated Financial Statements including such month), incorporated by reference to Exhibit 10.3.3 to Registrant's Form 8-K dated August 30, 1999.

                         10.3.3.a Pledge Agreement, dated as of August 26, 1999, between Foothill Capital Corporation, as agent for the Lenders from time to time party to the Loan and Security Agreement included as Exhibit 10.3.3 above, pledging among other assets, the stock owned by the Registrant in Aironet Wireless Communications, Inc. and Registrant subsidiaries to Agent as collateral to secure Registrant's obligations under the Loan and Security Agreement (terminated in connection with the repayment and retirement of Registrant's indebtedness under the Loan and Security Agreement during March 2000 as described in Registrant's Consolidated Financial Statements including such month), incorporated herein by reference to Exhibit 10.3.3.a to Registrant's Form 10-Q for the quarter ended September 30, 1999.

                         10.3.3.b Real Property Deed of Trust (Harris County, Texas), made as of August 26, 1999 by Registrant unto Joseph C. Mathews as trustee for the benefit of Foothill Capital Corporation, as Agent for the lenders form time to time party to the Loan and Security Agreement included as Exhibit 10.3.3 above (terminated in connection with the repayment and retirement of the Registrant's indebtedness under the Loan and Security Agreement during March 2000 as described in the Registrant's Consolidated Financial Statements including such month), incorporated by reference to Exhibit 10.3.3.b to Registrant's Form 10-Q for the quarter ended September 30, 1999.

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

         10.6 Agreement dated as of November 8, 1999, by and among Registrant, Cisco Systems, Inc. and Aironet Wireless Communications, Inc. (the forms of the Purchase Agreement and License Agreement included as Exhibits A and B, respectively, thereto became effective upon the March 15, 2000 consummation of the acquisition through merger of Aironet and Cisco, which License Agreement continues in effect but which Purchase Agreement was superseded upon Registrant becoming part of Cisco's system integration program), incorporated herein by reference to Exhibit 10.5.2 to Registrant's Form 10-Q for the quarter ended September 30, 1999.

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

         10.9 Stock Purchase Agreement, dated as of January 19, 2000, between Registrant, Accipiter Corporation and Accipiter II, Inc. (superseded by the Plan and Agreement of Merger, included as Exhibit 10.11 below), incorporated herein by reference to Exhibit
               10.13 to Registrant's Form 10-Q for the quarter ended December 31, 1999.

         10.10 Stock Purchase Agreement, dated as of February 17, 2000, by and between Registrant and named minority stockholders of Registrant's Metanetics Corporation subsidiary, incorporated herein by reference to Exhibit 10.11 to Registrant's Form 10-K for the year ended March 31, 2000.

         10.11 Plan and Agreement of Merger, dated as of February 22, 2000, among Registrant, its wholly owned Meta Technologies Corporation subsidiary and its Metanetics Corporation subsidiary, incorporated herein by reference to Exhibit 10.12 to Registrant's Form 10-K for the year ended March 31, 2000.

               10.11.1 Investment and Registration Rights Agreement, dated as of February 22, 2000, by and among Accipiter Corporation, Accipiter II, Inc., Registrant and Registrant's wholly owned Meta Technologies Corporation subsidiary made pursuant ot the Plan and Agreement of Merger included as Exhibit 10.11 above, incorporated herein by reference to Exhibit 10.12.1 to Registrant's Form 10-K for the year ended March 31, 2000.

         10.12 Stockholder Agreement, made as of November 8, 1999 between Cisco Systems, Inc., Osprey Acquisition Corporation and Registrant, and related Irrevocable Proxy, executed by Registrant as a stockholder of Aironet Wireless Communication, Inc. as an inducement toward the entry by Cisco Systems, Inc. and Osprey Acquisition Corporation into an Agreement and Plan of Merger and Reorganization dated of even date providing for the acquisition of Aironet by Cisco, and Joinders thereto by, and related Irrevocable Proxy of, The Retail Technology Group, Inc., a wholly owned subsidiary of Registrant, and in turn, by and of Telxon System Services, Inc., a wholly owned subsidiary of The Retail Technology Group, incorporated herein by reference to Exhibit
               10.13 to Registrant's Form 10-K for the year ended March 31,
               2000.

         10.13 DFS Vendor Agreement between Registrant and Deutsche Financial Services Corporation, dated as of September 30, 1998, incorporated herein by reference to Exhibit 10.15 to Registrant's Form 10-Q for the quarter ended December 31, 1998.

         27.   Financial Data Schedule as of September 30, 2000 filed herewith.

     (b) Reports on Form 8-K

         During the second quarter of fiscal 2001 to which this Form 10-Q relates, the Registrant filed a Current Report on Form 8-K on July
         27, 2000, attaching the Registrant's press release dated July 26, 2000 which announced that on July 25, 2000 the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Symbol Technologies, Inc. agreed to acquire Registrant in a stock-for-stock merger, as further discussed under Item 2 above.

                               TELXON CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this Form 10-Q to be signed and on its behalf by the undersigned thereunto duly authorized.


Date:      November 14, 2000


                                             TELXON CORPORATION
                                             (Registrant)



                                             /s/ Woody M. McGee
                                             -----------------------
                                             Woody M. McGee,
                                             Vice President and Chief
                                               Financial Officer

                               TELXON CORPORATION

                                    EXHIBITS

                                       TO

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                INDEX TO EXHIBITS

Where
Filed
-----



*                 2        Agreement and Plan of Merger, dated as of July 25,
                           2000, among Symbol Technologies, Inc., TX Acquisition
                           Corporation and Registrant, incorporated herein by reference to Exhibit 2 to the Registrant's Form 10-Q for the quarter ended June 30, 2000.

**                         2.1           First Amendment, dated as of October
                                         25, 2000, to the Agreement and Plan of
                                         Merger included as Exhibit 2 above,
                                         among Symbol Technologies, Inc., TX
                                         Acquisition Corporation and Registrant,
                                         filed herewith.

*                 3.1      Restated Certificate of Incorporation of Registrant,
                           incorporated herein by reference to Exhibit No. 2(b) to Registrant's Registration Statement on Form 8-A with respect to its Common Stock filed pursuant to
                           Section 12(g) of the Securities Exchange Act, as amended by Amendment No. 1 thereto filed under cover of a Form 8 and Amendment No. 2 thereto filed on Form
                           8-A/A.

*                 3.2      Amended and Restated By-Laws of Registrant,
                           incorporated herein by reference to Exhibit 3.2 to Registrant's Form 10-K for the year ended March 31,
                           1999.

*                 4.1      Portions of the Restated Certificate of Incorporation
                           of Registrant pertaining to the rights of holders of Registrant's Common Stock, par value $.01 per share, incorporated herein by reference to Exhibit No. 2(b) to Registrant's Registration Statement on Form 8-A with respect to its Common Stock filed pursuant to
                           Section 12(g) of the Securities Exchange Act, as amended by Amendment No. 1 thereto filed under cover of a Form 8 and Amendment No. 2 thereto filed on Form
                           8-A/A.

*                 4.2      Rights Agreement between Registrant and KeyBank
                           National Association, as Rights Agent, dated as of August 25, 1987, as amended and restated as of July
                           31, 1996, incorporated herein by reference to Exhibit
                           4 to Registrant's Form 8-K dated August 5, 1996.

*                          4.2.1         Form of Rights Certificate (included as
                                         Exhibit A to the Rights Agreement
                                         included as Exhibit 4.2 above). Until
                                         the Distribution Date (as defined in
                                         the Rights Agreement), the Rights
                                         Agreement provides that the common
                                         stock purchase rights created
                                         thereunder are evidenced by the
                                         certificates for Registrant's Common
                                         Stock and not by separate Rights
                                         Certificates; as soon as practicable
                                         after the Distribution Date, Rights
                                         Certificates will be mailed to each
                                         holder of Registrant's Common Stock as
                                         of the close of business on the
                                         Distribution Date.

*                          4.2.2         Letter agreement among Registrant,
                                         KeyBank National Association and Harris
                                         Trust and Savings Bank, dated June 11,
                                         1997, with respect
                                         to the appointment of Harris Trust and
                                         Savings Bank as successor Rights Agent
                                         under the Rights Agreement included as
                                         Exhibit 4.2 above, incorporated herein
                                         by reference to Exhibit 4.3.2 to
                                         Registrant's Form 10-K for the year
                                         ended March 31, 1997.

*                          4.2.3         Amendment, dated as of July 25, 2000,
                                         to the Rights Agreement included as
                                         Exhibit 4.2 above, between Registrant
                                         and Computershare Investor Services,
                                         LLC, as successor Rights Agent,
                                         incorporated herein by reference to
                                         Exhibit 4.1 to Registrant's Form 8-K
                                         dated July 25, 2000.

*                 4.3      Indenture by and between Registrant and AmeriTrust
                           Company National Association, as Trustee, dated as of June 1, 1987, regarding Registrant's 7-1/2%
                           Convertible Subordinated Debentures Due 2012, incorporated herein by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-3,
                           Registration No. 33-14348, filed May 18, 1987.

*                          4.3.1         Form of Registrant's 7-1/2% Convertible
                                         Subordinated Debentures Due 2012 (set
                                         forth in the Indenture included as
                                         Exhibit 4.3 above).

*                 4.4      Indenture by and between Registrant and Bank One
                           Trust Company, N.A., as Trustee, dated as of December
                           1, 1995, regarding Registrant's 5-3/4% Convertible
                           Subordinated Notes due 2003, incorporated herein by reference to Exhibit 4.1 to Registrant's Registration
                           Statement on Form S-3, Registration No. 333-1189, filed February 23, 1996.

*                          4.4.1         Form of Registrant's 5-3/4% Convertible
                                         Subordinated Notes due 2003 issued
                                         under the Indenture included as Exhibit
                                         4.4 above, incorporated herein by
                                         reference to Exhibit 4.2 to
                                         Registrant's Registration Statement on
                                         Form S-3, Registration No. 333-1189,
                                         filed February 23, 1996.

*                          4.4.2         Registration Rights Agreement by and
                                         among Registrant and Hambrecht & Quist
                                         LLC and Prudential Securities
                                         Incorporated, as the Initial Purchasers
                                         of Registrant's 5-3/4% Convertible
                                         Subordinated Notes due 2003, with
                                         respect to the registration of said
                                         Notes under applicable securities laws,
                                         incorporated herein by reference to
                                         Exhibit 4.3 to Registrant's
                                         Registration Statement on Form S-3,
                                         Registration No. 333-1189, filed
                                         February 23, 1996.

                  10.1     Compensation and Benefits Plans of Registrant.

*                          10.1.1        Amended and Restated Retirement and
                                         Uniform Matching Profit-Sharing Plan of
                                         Registrant, as amended, incorporated
                                         herein by reference to Exhibit 10.1.1
                                         to Registrant's Form 10-K for the year
                                         ended March 31, 1999.

*                          10.1.2        1990 Stock Option Plan for employees of
                                         Registrant, as amended, incorporated
                                         herein by reference to Exhibit 10.1.2
                                         to Registrant's Form 10-Q for the
                                         quarter ended December 31, 1999.

*                          10.1.3        1990 Stock Option Plan for Non-Employee
                                         Directors of Registrant, as amended,
                                         incorporated herein by reference to
                                         Exhibit 10.1.3 to Registrant's Form
                                         10-Q for the quarter ended December 31,
                                         1999.

*                          10.1.4        Non-Qualified Stock Option Agreement
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

*                          10.1.5        1992 Restricted Stock Plan of
                                         Registrant, as amended, incorporated
                                         herein by reference to Exhibit 10.1.5
                                         to Registrant's Form 10-Q for the
                                         quarter ended December 31, 1998.

**                         10.1.6        1995 Employee Stock Purchase Plan of
                                         Registrant, as amended, filed herewith.

*                          10.1.7        1996 Stock Option Plan for employees,
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
                                         and David M. Biggs, effective as of
                                         June 7, 1999, incorporated herein by
                                         reference to Exhinit 10.1.13 to
                                         Registrants 10-Q for the quarter ended
                                         December 31, 1999.

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

*                          10.1.14       Amended and Restated Employment
                                         Agreement between Registrant and Gene
                                         Harmegnies, effective as of January 31,
                                         2000, incorporated herein by reference
                                         to Exhibit 10.1.14 to Registrant's Form
                                         10-Q for the quarter ended December 31,
                                         1999.


*                          10.1.15       Employment Agreement between Registrant
                                         and William J. Murphy, effective as of
                                         February 1, 2000, incorporated herein
                                         by reference to Exhibit 10.1.23 to
                                         Registrant's Form 10-K for the year
                                         ended March 31, 2000.


*                          10.1.16       Description of Key Employee Retention
                                         Program, incorporated herein by
                                         reference to Exhibit 10.1.15 to
                                         Registrant's Form 10-K for the year
                                         ended March 31, 1998.

*                                        10.1.16.a   Form of letter agreement
                                                     made with key employees
                                                     selected under the
                                                     retention program described
                                                     in Exhibit 10.1.16 above,
                                                     incorporated herein by
                                                     reference to Exhibit

                                                     10.1.15.a  to  Registrant's
                                                     Form 10-K for the year
                                                     ended March 31, 1998.

*                          10.1.17       Employment Agreement, effective as of
                                         April 1, 1997, between Registrant and
                                         Frank E. Brick, a former executive
                                         officer, incorporated herein by
                                         reference to Exhibit 10.1.9 to
                                         Registrant's Form 10-K for the year
                                         ended March 31, 1998.

*                         10.1.18        Amended and Restated Employment
                                         Agreement, effective as of April 1,
                                         1997, between registrant and James G.
                                         Cleveland, a former executive officer,
                                         incorporated herein by reference to
                                         Exhibit 10.1.10 to Registrant's Form
                                         10-K for the year ended March 31, 1998.

*                         10.1.19        Amended and Restated Employment
                                         Agreement, effective as of April 1,
                                         1997, between Registrant and Danny R.
                                         Wipff, a former executive officer,
                                         incorporated herein by reference to
                                         Exhibit 10.1.14 to Registrant's Form
                                         10-K for the year ended March 31, 1998.

*                         10.1.20        Letter agreement of Registrant with
                                         Robert A. Goodman, dated as of December
                                         29, 1997 and executed and delivered
                                         January 20, 1998, for continued
                                         consulting services following certain
                                         changes in his law practice,
                                         incorporated herein by reference to
                                         Exhibit 10.1.17 to Registrant's Form
                                         10-K for the year ended March 31, 1998.

*                         10.1.21        Letter agreement of Registrant with R.
                                         Dave Garwood, dated August 30, 1999,
                                         for MRP-II consulting services,
                                         incorporated herein by reference to
                                         Exhibit 1.1.20 to Registrant's Form
                                         10-Q for the quarter ended September
                                         30, 1999.

                  10.2     Material Leases of Registrant.

*                         10.2.1         Lease between Registrant and 3330 W.
                                         Market Properties, dated as of December
                                         30, 1986, for premises at 3330 West
                                         Market Street, Akron, Ohio,
                                         incorporated herein by reference to
                                         Exhibit 10.2.1 to Registrant's Form
                                         10-K for the year ended March 31, 1999.

*                          10.2.2        Lease Agreement between The Woodlands
                                         Commercial Properties Company, L.P. and
                                         Registrant, made and entered into as of
                                         January 16, 1998, including Rider No. 1
                                         thereto, for premises at 8302 New
                                         Trails Drive, The Woodlands, Texas,
                                         incorporated herein by reference to
                                         Exhibit 10.2.2 to Registrant's Form
                                         10-K for the year ended March 31, 1998.

*                          10.2.3        Standard Office Lease (Modified Net
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

*                          10.2.4        Lease Contract between Desarrollos \
                                         Inmobiliarios Paso del Norte, S.A. de
                                         C.V. and Productos y Servicios de
                                         Telxon, S.A. de C.V., a subsidiary of
                                         Registrant, for premises in Ciudad
                                         Juarez, Chihuahua, Mexico, made and
                                         entered into as of April 10, 1997,
                                         incorporated herein by reference to
                                         Exhibit 10.2.4 to Registrant's Form
                                         10-K for the year ended March 31, 1998.

*                          10.2.5        Lease between Milford Partners, LLC and
                                         Registrant, made as of March 17, 2000
                                         for premises in Ridgewood Corporate
                                         Center, 1000 Summit Drive, Milford,
                                         Ohio incorporated herein by reference
                                         to Exhibit 10.2.5 to Registrant's Form
                                         10-K for the year ended March 31, 2000.

*                          10.2.6        Lease Agreement between the Woodlands
                                         Office Equities -'95 Limited and
                                         Registrant, effective January 20, 2000,
                                         for premises at 8701 New Trails Drive,
                                         The Woodlands, Texas, including an
                                         Expansion, Modification and
                                         Ratification thereof dated May 1, 2000,
                                         incorporated herein by reference to
                                         Exhibit 10.2.6 to Registrant's Form
                                         10-K for the year ended March 31, 2000.

                  10.3     Credit Agreements of Registrant.

*                          10.3.1        Credit Agreement by and among
                                         Registrant, the lenders party thereto
                                         from time to time and The Bank of New
                                         York, as letter of credit issuer, swing
                                         line lender and agent for the lenders,
                                         dated as of March 8, 1996, incorporated
                                         herein by reference to Exhibit 10.3.2
                                         (refinanced and replaced as part of the
                                         Loan and Security Agreement included as
                                         Exhibit 10.3.3 below) to Registrant's
                                         Form 10-K for the year ended March 31,
                                         1996.

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
                                         Note (Swing Line) made by Registrant in
                                         favor of Bank One, NA, dated August 4,
                                         1998 (refinanced and replaced as part
                                         of the Loan and Security Agreement
                                         included as Exhibit 10.3.3 below),
                                         incorporated herein by reference to
                                         Exhibit 10.3.4 to Registrant's Form
                                         10-Q for the quarter ended June 30,
                                         1998.

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
                                         of August 26, 1999, by and between the
                                         Registrant, the Lenders party thereto,
                                         and Foothill Capital Corporation, as
                                         Agent (repaid and retired in full
                                         during March 2000 as described in the
                                         Registrant's Consolidated Financial
                                         Statements including such month),
                                         incorporated by reference to Exhibit
                                         10.3.3 to Registrant's Form 8-K dated
                                         August 30, 1999.

*                                         10.3.3.a   Pledge Agreement, dated as
                                                     of August 26, 1999, between
                                                     Foothill Capital
                                                     Corporation, as agent for
                                                     the Lenders from time to
                                                     time party to the Loan and
                                                     Security Agreement included
                                                     as Exhibit 10.3.3 above,
                                                     pledging among other
                                                     assets, the stock owned by
                                                     the Registrant in Aironet
                                                     Wireless Communications,
                                                     Inc. and Registrant
                                                     subsidiaries to Agent as
                                                     collateral to secure
                                                     Registrant's obligations
                                                     under the Loan and Security
                                                     Agreement (terminated in
                                                     connection with the
                                                     repayment and retirement of
                                                     Registrant's indebtedness
                                                     under the Loan and Security
                                                     Agreement during March 2000
                                                     as described in
                                                     Registrant's Consolidated
                                                     Financial Statements
                                                     including such month),
                                                     incorporated herein by
                                                     reference to Exhibit
                                                     10.3.3.a to Registrant's
                                                     Form 10-Q for the quarter
                                                     ended September 30, 1999.

*                                         10.3.3.b   Real Property Deed of Trust
                                                     (Harris County, Texas),
                                                     made as of August 26, 1999
                                                     by Registrant unto Joseph
                                                     C. Mathews as trustee for
                                                     the benefit of Foothill
                                                     Capital Corporation, as
                                                     Agent for the lenders form
                                                     time to time party to the
                                                     Loan and Security Agreement
                                                     included as Exhibit 10.3.3
                                                     above (terminated in
                                                     connection with the
                                                     repayment and retirement of
                                                     the Registrant's
                                                     indebtedness under the Loan
                                                     and Security Agreement
                                                     during March 2000 as
                                                     described in the
                                                     Registrant's Consolidated
                                                     Financial Statements
                                                     including such month),
                                                     incorporated by reference
                                                     to Exhibit 10.3.3.b to
                                                     Registrant's Form 10-Q for
                                                     the quarter ended September
                                                     30, 1999.

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

*                 10.5     Amended and Restated Agreement between Registrant and
                           Symbol Technologies, Inc., dated as of September 30,
                           1992, incorporated herein by reference to Exhibit
                           10.4 to Registrant's Form 10-K for the year ended
                           March 31, 1998.

*                 10.6     Agreement dated as of November 8, 1999, by and among
                           Registrant, Cisco Systems, Inc. and Aironet Wireless
                           Communications, Inc. (the forms of the Purchase
                           Agreement and License Agreement included as Exhibits
                           A and B, respectively, thereto became effective upon the March 15, 2000 consummation of the acquisition through merger of Aironet and Cisco, which License
                           Agreement continues in effect but which Purchase
                           Agreement was superseded upon Registrant becoming part of Cisco's systems integration program), incorporated herein by reference to Exhibit 10.5.2 to Registrant's Form 10-Q for the quarter ended
                           September 30, 1999.

*                 10.7     Asset Purchase Agreement by and among Dynatech
                           Corporation, IAQ Corporation, Registrant and Itronix
                           Corporation, then a subsidiary of Registrant, dated as of December 28, 1996, incorporated herein by reference to Exhibit 2 to Registrant's Form 8-K dated
                           December 31, 1996.

*                 10.8     Stock Purchase Agreement by and among Registrant and
                           FED Corporation, dated as of March 31, 1998, with respect to FED Corporation's purchase of all of the stock of Virtual Vision, Inc. (fka Vision Newco,
                           Inc.), incorporated herein by reference to Exhibit
                           10.7 to Registrant's Form 10-K for the year ended
                           March 31, 1998.

*                          10.8.1        Escrow Agreement by and among FED
                                         Corporation, Registrant and First Union
                                         National Bank, with respect to the
                                         transactions under the Stock Purchase
                                         Agreement included as Exhibit 10.7
                                         above, incorporated herein by reference
                                         to Exhibit 10.7.1 to Registrant's Form
                                         10-K for the year ended March 31, 1998.

*                 10.9     Stock Purchase Agreement, dated as of January 19,
                           2000, between Registrant, Accipiter Corporation and
                           Accipiter II, Inc. (superseded by the Plan and
                           Agreement of Merger, included as Exhibit 10.11 below), incorporated herein by reference to Exhibit
                           10.13 to Registrant's Form 10-Q for the quarter ended
                           December 31, 1999.

*                 10.10    Stock Purchase Agreement, dated as of February 17,
                           2000, by and between Registrant and named minority stockholders of Registrant's Metanetics Corporation subsidiary, incorporated herein by reference to
                           Exhibit 10.11 to Registrant's Form 10-K for the year ended March 31, 2000.

*                 10.11    Plan and Agreement of Merger, dated as of February
                           22, 2000, among Registrant, its wholly owned Meta
                           Technologies Corporation subsidiary and its
                           Metanetics Corporation subsidiary, incorporated herein by reference to Exhibit 10.12 to Registrant's
                           Form 10-K for the year ended March 31, 2000.

*                          10.11.1       Investment and Registration Rights
                                         Agreement, dated as of February 22,
                                         2000, by and among Accipiter
                                         Corporation, Accipiter II, Inc.,
                                         Registrant and Registrant's wholly
                                         owned Meta Technologies Corporation
                                         subsidiary made pursuant of the Plan
                                         and Agreement of Merger included as
                                         Exhibit 10.11 above, incorporated
                                         herein by reference to Exhibit 10.12.1
                                         to Registrant's Form 10-K for the year
                                         ended March 31, 2000.

*                 10.12    Stockholder Agreement, made as of November 8, 1999
                           between Cisco Systems, Inc., Osprey Acquisition
                           Corporation and Registrant, and related Irrevocable
                           Proxy, executed by Registrant as a stockholder of Aironet Wireless Communication, Inc. as an inducement toward the entry by Cisco Systems, Inc. and Osprey
                           Acquisition Corporation into an Agreement and Plan of Merger and Reorganization dated of even date providing for the acquisition of Aironet by Cisco, and Joinders thereto by, and related Irrevocable
                           Proxy of, The Retail Technology Group, Inc., a wholly owned subsidiary of Registrant, and in turn, by and of Telxon System Services, Inc., a wholly owned subsidiary of The Retail Technology Group, incorporated herein by reference to Exhibit 10.13 to Registrant's Form 10-K for the year ended March 31,
                           2000.

*                 10.13    DFS Vendor Agreement between Registrant and Deutsche
                           Financial Services Corporation, dated as of September
                           30, 1998, incorporated herein by reference to Exhibit
                           10.15 to Registrant's Form 10-Q for the quarter ended
                           December 31, 1998.

**                27.      Financial Data Schedule as of September 30, 2000
                           filed herewith.

----------

*        Previously filed

**       Filed herewith